Form 10-Q
period 2021-06-30
TScan Therapeutics, Inc.
filed 2021-08-19
CIK 1783328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 001-40603

TSCAN THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-5282075
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
830 Winter Street Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (857) 399-9500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Voting Common Stock, $0.0001 par value per share	TCRX	The Nasdaq Global Market, LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of August 16, 2021, the registrant had 18,822,590 shares of voting common stock, $0.0001 par value per share, and 5,143,134 shares of non-voting common stock, $0.0001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as information included in oral statements or other written statements made or to be made by us, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, future revenue, business strategy, prospects, product candidates, planned preclinical studies and clinical trials, results of clinical trials, research and development costs, regulatory approvals, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that are in some cases beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

The words “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions are intended to identify forward looking statements. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

• the beneficial characteristics, safety, efficacy, therapeutic effects and potential advantages of our TCR-T therapy candidates;

• our expectations regarding our preclinical studies being predictive of clinical trial results;

• the timing of the initiation, progress and expected results of our preclinical studies, clinical trials and our research and development programs;

• our plans relating to developing and commercializing our TCR-T therapy candidates, if approved, including sales strategy;

• estimates of the size of the addressable market for our TCR-T therapy candidates;

• our manufacturing capabilities and the scalable nature of our manufacturing process;

• our estimates regarding expenses, future milestone payments and revenue, capital requirements and needs for additional financing;

• our expectations regarding competition;

• our anticipated growth strategies;

• our ability to attract or retain key personnel;

• our ability to establish and maintain development partnerships and collaborations;

• our expectations regarding federal, state and foreign regulatory requirements;

• regulatory developments in the United States and foreign countries;

• our ability to obtain and maintain intellectual property protection for our proprietary platform technology and our product candidates;

• the anticipated trends and challenges in our business and the market in which we operate;

• the sufficiency of our existing capital resources to fund our future operating expenses and capital expenditure requirements;

• the effect of the COVID-19 pandemic, including mitigation efforts and political, economic, legal and social effects, on any of the foregoing or other aspects of our business or operations; and

• our anticipated use of our existing cash resources and our ability to obtain additional financing in the future.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk factors” and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward- looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The forward-looking statements contained in this Quarterly Report are made as of the date of this Quarterly Report, and although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, advancements, discoveries, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report to conform these statements to actual results or to changes in our expectations.

You should read this Quarterly Report and the documents that we reference in this Quarterly Report and have filed with the SEC with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

In addition, this Quarterly Report contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates, including data regarding the estimated size of such markets and the incidence of certain medical conditions. We obtained the industry, market and similar data set forth in this Quarterly Report from our internal estimates and research, and from academic and industry research, publications, surveys and studies conducted by third parties, including governmental agencies. Industry publications and third party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable. Our estimates of the potential market opportunities for our product candidates include a number of key assumptions based on our industry knowledge, industry publications and third party research, surveys and studies, which may be based on a small sample size and fail to accurately reflect market opportunities. Information based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by us and third parties, industry, medical and general publications, government data and similar sources.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TScan Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$106,197	$34,791
Prepaid expenses and other current assets	3,873	1,654
Total current assets	110,070	36,445
Deferred offering costs	2,540	-
Property and equipment, net	10,451	5,659
Right-of-use assets	6,185	6,873
Restricted cash	595	595
Long-term deposit	166	166
Total assets	$130,007	$49,738
Liabilities, Convertible Preferred Stock and Stockholders' Deficit
Current liabilities:
Accounts payable	$3,547	$2,910
Accrued expenses and other current liabilities	3,749	2,494
Operating lease liability, current portion	1,575	1,415
Deferred revenue, current portion	11,746	10,627
Total current liabilities	20,617	17,446
Deferred revenue, net of current portion	4,560	8,816
Operating lease liability, net of current portion	5,211	6,019
Other long term liabilities	238	238
Total liabilities	$30,626	$32,519
Commitments and contingencies (Note 8)
Convertible preferred stock (Note 5)	159,411	59,681
Stockholders' deficit:
Common stock, $0.0001 par value; 165,210,543 shares authorized; 1,682,805 and 1,574,138 shares issued; and 1,419,819 and 1,135,858 shares issued outstanding at June 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	2,088	1,070
Accumulated deficit	(62,119)	(43,533)
Total stockholders' deficit	(60,030)	(42,462)
Total liabilities, convertible preferred stock and stockholders' deficit	$130,007	$49,738

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TScan Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Collaboration and license revenue	$2,848	$-	$4,875	$-
Operating expenses:
Research and development	10,801	4,502	18,140	$8,800
General and administrative	2,726	1,114	5,332	$2,452
Total operating expenses	13,527	5,616	23,472	11,252
Loss from operations	(10,679)	(5,616)	(18,597)	(11,252)
Other income:
Interest income	5	3	11	102
Net loss	$(10,674)	$(5,613)	$(18,586)	$(11,150)
Net loss per share, basic and diluted	$(7.69)	$(6.18)	$(14.25)	$(13.23)
Weighted average common shares outstanding—basic and diluted	1,387,973	908,564	1,303,899	842,643

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TScan Therapeutics, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit

(in thousands, except share and per share data)

(Unaudited)

					Additional		Total
	Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at March 31, 2020	7,063,104	$59,681	843,589	$1	$599	$(22,943)	$(22,343)
Exercise of stock options	-	-	13,064	-	26	-	26
Vesting of restricted common stock	-	-	87,652	-	-	-	-
Stock-based compensation expense	-	-	-	-	126	-	126
Net loss	-	-	-	-	-	(5,613)	(5,613)
Balances at June 30, 2020	7,063,104	59,681	944,305	1	751	(28,556)	(27,804)
Balances at March 31, 2021	15,616,272	159,411	1,304,789	1	1,522	(51,445)	(49,922)
Exercise of stock options	-	-	27,378	-	63	-	63
Vesting of restricted common stock	-	-	87,652	-	-	-	-
Stock-based compensation expense	-	-		-	503	-	503
Net loss	-	-	-	-	-	(10,674)	(10,674)
Balances at June 30, 2021	15,616,272	$159,411	1,419,819	$1	$2,088	$(62,119)	$(60,030)

	Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at January 1, 2020	7,063,104	$59,681	642,903	$-	$268	$(17,406)	$(17,138)
Exercise of stock options	-	-	124,828	1	246	-	247
Vesting of restricted common stock	-	-	176,574	-	-	-	-
Stock-based compensation expense	-	-	-	-	237	-	237
Net loss	-	-	-	-	-	(11,150)	(11,150)
Balances at June 30, 2020	7,063,104	59,681	944,305	1	751	(28,556)	(27,804)
Balances at January 1, 2021	7,063,104	59,681	1,135,858	1	1,070	(43,533)	(42,462)
Issuance of Series C convertible preferred stock (net of issuance costs of $270)	8,553,168	99,730	-	-	-	-	-
Exercise of stock options	-	-	108,656	-	170	-	170
Vesting of restricted common stock	-	-	175,305	-	-	-	-
Stock-based compensation expense	-	-	-	-	847	-	847
Net loss	-	-	-	-	-	(18,586)	(18,586)
Balances at June 30, 2021	15,616,272	$159,411	1,419,819	$1	$2,088	$(62,119)	$(60,030)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TScan Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(18,586)	$(11,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,130	488
Stock-based compensation	847	236
Changes in current assets and liabilities:
Prepaid expenses and other assets	(2,219)	(22)
Right-of-use assets and lease liabilities, net	40	258
Accounts payable	1,593	505
Accrued expense and other liabilities	(325)	(198)
Deferred revenue	(3,137)	19,999
Net cash used in operating activities	(20,657)	10,116
Cash flows from investing activities:
Purchases of property and equipment	(6,877)	(1,510)
Net cash used in investing activities	(6,877)	(1,510)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	99,730	-
Proceeds from exercise of stock options	170	247
Payment of deferred offering costs	(960)	-
Net cash provided by financing activities	98,940	247
Net increase (decrease) in cash, cash equivalents and restricted cash	71,406	8,853
Cash, cash equivalents, and restricted cash - beginning of period	35,386	42,359
Cash, cash equivalents, and restricted cash - end of period	$106,792	$51,212
Supplemental cash flow information:
Purchase of property and equipment in accounts payable and accrued liabilities	$379	$228
Deferred offering costs included in accrued expenses	$1,580	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TSCAN THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business

TScan Therapeutics, Inc. and its wholly owned subsidiary, TScan Securities Corporation, (the Company) is a biotechnology company that was incorporated in Delaware on April 17, 2018 and has a principal place of business in Waltham, Massachusetts. The Company is a biopharmaceutical company focused on developing a pipeline of T cell receptor-engineered T cell (TCR-T) therapies for the treatment of patients with cancer.

Initial Public Offering

As further discussed in Note 11, in July 2021, the Company completed an initial public offering (IPO) of its voting common stock.

Risks, Uncertainties and Going Concern

The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, successful development of technology, obtaining additional funding, protection of proprietary technology, compliance with government regulations, risks of failure of preclinical studies, clinical studies and clinical trials, the need to obtain marketing approval for its product candidates and the ability to successfully market its therapies any products that receive approval, fluctuations in operating results, economic pressure impacting therapeutic pricing, dependence on key personnel, risks associated with changes in technologies, development by competitors of technological innovations and the ability to scale manufacturing to large scale production. Product candidates currently under development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from therapy sales.

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from sales of convertible preferred stock and with payments received under its license and collaboration agreements. Since its inception, the Company has incurred recurring losses, including net losses of $18.6 million and $11.2 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, the Company had an accumulated deficit of $62.1 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash and cash equivalents as of June 30, 2021, together with the proceeds from its IPO, will be sufficient to fund the Company’s operations for at least the next twelve months from the date of the issuance of the accompanying financial statements.

Reverse Stock Split

The Company’s board of directors (the Board) and stockholders approved a 1-for-8.2 reverse stock split of the Company’s issued and outstanding common stock and outstanding shares of preferred stock, which became effective on May 13, 2021. Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been retroactively adjusted to reflect the reverse stock split.

Impact of COVID-19

In December 2019, a novel strain of coronavirus, which causes the disease known as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 coronavirus has spread globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability and business disruptions for the Company and many of the Company’s vendors.

In response to public health directives and orders and to help minimize the risk of the virus to employees, the Company has taken a series of actions aimed at safeguarding the Company’s employees and business associates, including implementing a flexible work-at-home policy. These disruptions could result in increased costs of execution of development plans or may negatively impact the quality, quantity, timing and regulatory usability of data that the Company would otherwise be able to collect. While these disruptions are currently expected to be temporary, there is considerable uncertainty around the duration of these disruptions. Therefore, the related financial impact and duration cannot be reasonably estimated at this time. To date, the Company has not experienced material business disruptions, including with its vendors, as a result of the COVID-19 pandemic.

Emerging Growth Company Status

The Company qualifies as “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 and has elected to “opt in” to the extended transition related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public and nonpublic companies, the Company will adopt the new or revised standard at the time nonpublic companies adopt the new or revised standard and will do so until such time that the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company. The Company may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for nonpublic companies.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP) and applicable rules and regulations of the Securities and Exchange Commission (the SEC) regarding interim financial reporting, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. Management believes that the interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of its operations and cash flows. The condensed consolidated financial statements include the accounts of TScan Therapeutics, Inc. and its subsidiary TScan Securities Corporation. All intercompany balances and transactions have been eliminated in consolidation. The results for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and unaudited condensed consolidated statements included in the Company’s final prospectus related to the Company’s IPO dated July 15, 2021 and filed with the Securities Exchange Commission on July 16, 2021, pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the Prospectus).

Deferred offering costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with the IPO as deferred offering costs. The deferred offering costs will be offset against the IPO proceeds during the quarter ending September 30, 2021 as a result of the consummation of the IPO. The Company had no deferred costs capitalized as of December 31, 2020 and $2.5 million of deferred offering costs as of June 30, 2021.

3. Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, the assets (liabilities) carried at fair value (in thousands):

	Fair value measurements at June 30, 2021 using:
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents – money market funds	$104,414	$-	$-	$104,414
Total financial assets	$104,414	$-	$-	$104,414

	Fair value measurements at December 31, 2020 using:
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents—money market funds	$33,748	$-	$-	$33,748
Total financial assets	$33,748	$-	$-	$33,748

The cash equivalents are comprised of funds held in an exchange traded money market fund and the fair value of the cash equivalents is determined based upon quoted market price for that fund. There were no transfers among Level 1, Level 2, or Level 3 categories in the periods presented.

The carrying value of accounts payable and accrued expenses that are reported on the condensed consolidated balance sheets approximate their fair value due to the short-term nature of these assets and liabilities.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accrued employee compensation and benefits	$1,107	$1,535
Accrued consulting and professional services	$368	$189
Accrued legal services and license fee	$1,511	$578
Other	$763	$192
Total accrued expenses and other current liabilities	$3,749	$2,494

5. Convertible Preferred Stock

Series A Preferred Stock

In 2018, the Company entered into the Series A Preferred Stock Purchase Agreement with its founding investors providing $25 million in Series A Preferred Stock equity financing and issued 3,209,240 shares of Series A Preferred Stock. Issuance costs associated with the transaction were $0.1 million.

 Series B Preferred Stock

In 2019, the Company entered into the Series B Preferred Stock Purchase Agreements providing $35 million in Series B Preferred Stock equity financing and issued 3,853,864 shares of Series B Preferred Stock. Issuance costs associated with the transaction were $0.2 million.

Series C Preferred Stock

In 2021, the Company entered into the Series C Preferred Stock Purchase Agreements providing $100 million in Series C Preferred Stock equity financing and issued 8,553,168 shares of Series C Preferred Stock. Issuance costs associated with the transaction were $0.3 million.

As of each balance sheet date, the preferred stock consisted of the following (in thousands, except for share data):

	June 30, 2021
	Preferred Stock Authorized	Preferred Stock Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series A Preferred Stock	26,315,790	3,209,240	$24,874	$32,484	3,209,240
Series B Preferred Stock	31,601,732	3,853,864	34,807	44,053	3,853,864
Series C Preferred Stock	70,136,064	8,553,168	99,730	105,342	8,553,168
Total	128,053,586	15,616,272	$159,411	$181,879	15,616,272

	December 31, 2020
	Preferred Stock Authorized	Preferred Stock Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series A Preferred Stock	26,315,790	3,209,240	$24,874	$29,838	3,209,240
Series B Preferred Stock	31,601,732	3,853,864	34,807	39,037	3,853,864
Total	57,917,522	7,063,104	$59,681.00	$68,875	7,063,104

The terms and conditions of the Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock (collectively the Preferred Stock) as of June 30, 2021 were as follows:

Dividends

Dividends shall accrue at the rate of 8% compounded annually and are cumulative in nature (Accruing Dividends). Dividends are payable only when and if declared by the Company’s Board. The Company shall not declare, pay, or set aside any dividends on shares of any class of common stock, unless the holders of the Preferred Stock shall first receive dividends on each outstanding share of Preferred Stock in the amount of the accrued dividends unpaid as of such date. No dividends have been declared or paid as of December 31, 2020 and June 30, 2021. The cumulative dividends at June 30, 2021 totaled $21.9 million.

Liquidation

In the event of any liquidation, dissolution, or winding-up of the Company, which would include the sale of the Company, the holders of the Preferred Stock are entitled to a liquidation preference. The amount to be paid to the holders of Preferred Stock is an amount equal to the greater of (i) the original purchase price per share, plus all Accruing Dividends accrued but unpaid thereon applicable to the series of Preferred Stock (which Accruing Dividends shall be paid out in cash), whether or not declared, together with any other dividends declared but unpaid thereon or (ii) such amount per share as would have been payable had all shares of Preferred Stock been converted to common stock prior to such liquidation, dissolution, or winding up of the Company. The original issue purchase price per share of the Series A Preferred Stock was $7.79 per share, the original issue price of the Series B Preferred Stock was $9.02 per share, and the original issue price of the Series C Preferred Stock was $11.70 per share. The holder of the Series C Preferred Stock are entitled to receive their respective liquidation preference with respect to the Series C Preferred Stock in full before any liquidation preference is paid upon the shares of Series A and B Preferred Stock. Then the holders of the Series B Preferred Stock are entitled to receive their respective liquidation preference with respect to the Series B Preferred Stock in full before any liquidation preference is paid upon the shares of Series A Preferred Stock. Any assets remaining following the preferential distribution to the holders of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock would be available for distribution ratably among the holders of common stock.

Voting

The holders of the Preferred Stock are entitled to the number of votes equal to the number of shares of common stock into which the shares of the Preferred Stock held by each holder are then convertible. The holders of Preferred Stock are entitled to vote together with the holders of the Company’s common stock, as a single class, on all matters submitted to a vote of stockholders. In addition, the holders of Series A Preferred Stock are entitled to elect four (4) directors, holders of Series B Preferred Stock are entitled to elect two (2) directors and holders of Series C Preferred Stock are entitled to elect one (1) director.

Conversion

The holders of Preferred Stock shall have the right to convert, at the option of the holder, at any time, into shares of common stock by dividing the preferred stock original issuance price by the conversion price in effect at the time. The initial Series A Preferred Stock conversion price is $7.79 per share, the initial Series B Preferred Stock conversion price is $9.02 per share and the initial Series C Preferred Stock conversion price is $11.70 per share, subject in each case to certain adjustments to reflect the issuance of common stock, options, warrants, or other rights to subscribe for or to purchase shares of the Company’s common stock for a consideration per share less than the conversion price then in effect. In addition, each share of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock will automatically convert into shares of common stock at the applicable conversion ratio in effect upon the earlier of (a) the closing of a Qualified IPO (as defined in the Company’s certificate of incorporation) or (b) the date and time, or the occurrence of an event, specified by vote or written consent of the holders of at least fifty-nine percent (59%) of the then outstanding shares of Preferred Stock (voting together as a single class, and not as separate series, and on an as converted to common stock basis).

Redemption

The Preferred Stock is not redeemable at the option of the holder. However, upon certain change in control events that are outside of the Company’s control, including liquidation, sale or transfer of control of the Company, holders of the Preferred Stock can cause redemption of the Preferred Stock. Shares of Preferred Stock must be redeemed by the Company in an amount equal to the liquidation preference for each series of Preferred Stock. The Company classifies its Preferred Stock outside of stockholders’ deficit as certain change in control events are outside the Company’s control. As there is no certain redemption date and the redemption feature can only be triggered in the event of a liquidation, sale, or transfer of control of the Company or similar event, the Company has concluded that it is not probable that the Preferred Stock will become redeemable and as such does not accrete the Preferred Stock to the redemption value.

6. Stock Based Compensation

2018 Equity Incentive Plan

On April 20, 2018, the Company adopted the 2018 Stock Plan (the 2018 Plan). The 2018 Plan, as amended, provides for the issuance of up to 2,902,738 shares of common stock to employees, officers, directors, consultants, and advisors in the form of nonqualified and incentive stock options, unvested stock awards, and other stock-based awards. As of June 30, 2021, there were 157,902 shares of common stock available for issuance under the 2018 Plan.

2021 Equity Incentive Plan

The 2021 Equity Incentive Plan (the 2021 Plan) was approved by the Company’s Board on April 22, 2021 and became effective immediately, although no awards were permitted to be granted under the 2021 Plan until July 15, 2021. The 2021 Plan replaced the 2018 Plan. However, awards outstanding under the 2018 Plan will continue to be governed by their existing terms. There are 3,278,048 shares of common stock available for issuance under the 2021 Plan, plus up to 157,902 shares available for issuance under, or issued pursuant to or subject to awards granted under, the 2018 Plan. The number of shares reserved for issuance under the 2021 Plan will be increased automatically on the first business day of each fiscal year, commencing in 2021 and ending in 2031. The aggregate number of common shares that may be issued under the 2021 Plan shall automatically increase by a number equal to the lesser of (a) 4% of the total number of shares of common stock actually issued and outstanding on the last day of the preceding fiscal year or (b) a number of shares common stock determined by the Company’s Board.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was approved by the Company’s Board on April 22, 2021 and became effective immediately, although no awards were permitted to be granted under the 2021 Plan until July 15, 2021. A total of 254,390 shares of common stock are initially reserved for issuance under the 2021 ESPP. The number of shares reserved for issuance will automatically be increased on the first business day of each fiscal year, commencing on January 1, 2022 and ending on January 1, 2041. The aggregate number of shares of common stock that may be issued under the 2021 ESPP shall automatically increase by a number equal to the least of (i) one percent (1%) of the total number of shares of common stock actually issued and outstanding on the last day of the preceding fiscal year, or (ii) a number of shares of common stock determined by the Company’s Board. Shares issued under the 2021 ESPP will be compensatory.

Stock Options

In general, stock options typically vest over four years and have a maximum term of 10 years. Also, the Company typically grants stock options to employees and non-employees at exercise prices deemed by the Board to be equal to the fair value of the common stock at the time of grant. The fair value of the common stock has been determined by the Board at each measurement date based on a variety of different factors, including the results obtained from third party appraisals, the Company’s financial position and historical financial performance, the status of development of the Company’s services, the current climate in the marketplace, the illiquid nature of the common stock, the effect of the rights and preferences of the preferred stockholders, and the prospects of a liquidity event, among others.

The Company utilized the Black-Scholes option-pricing model to estimate the fair value of stock options awarded to employees. The Black-Scholes option-pricing model requires several key assumptions. The key assumptions used to apply this pricing model during the six months ended June 30, 2021 and 2020, were as follows:

	Six Months Ended June 30,
	2021	2020
Risk free interest rate	0.67%	1.10%
Expected term (in years)	6.07	6.06
Expected dividend yield	0%	0%
Expected volatility of underlying common stock	73%	71%

The risk-free interest rate was based on rates associated with U.S. Treasury issues approximating the expected life of the stock options. The expected term of stock options granted to employees was determined using the simplified method, which represents the midpoint of the contractual term of the stock option and the weighted-average vesting period of the option. The Company uses the simplified method because it does not have sufficient historical stock option exercise data to provide a reasonable basis upon which to estimate the expected term. The expected dividend-yield assumption was based on the Company’s expectation of no future dividend payments. The expected volatility of the underlying stock was based on the average historical volatility of comparable publicly traded companies based on weekly price returns as reported by a pricing service, as the Company does not have a trading history for its common stock.

The following table summarizes the stock option activity under the 2018 Plan:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Intrinsic Value (in thousands)
Outstanding January 1, 2021	1,445,427	$2.62	8.74	$3,799
Granted	1,272,770	7.25
Exercised	(108,656)	2.18
Canceled	(118,377)	2.45
Outstanding June 30, 2021	2,491,164	$5.01	8.94	$22,235
Options vested or expected to vest as of June 30, 2021	2,491,164	$5.01	8.94	$22,235
Stock options exercisable as of June 30, 2021	456,750	$2.30	8.02	$5,315

The weighted average grant date fair value of stock options granted for the six months ended June 30, 2021 was $4.64 per share.

Restricted Common Stock

The Company has granted restricted common stock with service based vesting conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder, except for transfers for estate planning purposes in which the transferee agrees to remain bound by all restrictions set forth in the original common stock purchase agreement. They are legally issued and outstanding but only accounted for as outstanding when vested. These restrictions lapse over the four year vesting term of each award. The purchase price of each share of restricted common stock was $0.001 per share. A summary of the activity for the six months ended June 30, 2021 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock as of January 1, 2021	438,280	$0.00
Vested	(175,305)	$0.00
Unvested restricted stock as of June 30, 2021	262,975	$0.00

The aggregate fair value of restricted stock awards that vested during the six months ended June 30, 2021 was nominal.

Stock-Based Compensation Expense

Stock-based compensation expense was as follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
Research and development	$356	$111	$205	$62
General and administrative	491	125	$298	$64
	$847	$237	$503	$126

As of June 30, 2021, there was $6.6 million of unrecognized stock-based compensation expense related to unvested stock options and restricted common stock, which is estimated to be recognized over a period of 3.11 years.

7. Collaboration and License Agreements

Novartis

In March 2020, the Company entered into a Collaboration and License Agreement (the Novartis Agreement) with Novartis Institutes For Biomedical Research, Inc. (Novartis) to collaborate on their research efforts to discover and develop novel TCR-T. Under the Novartis Agreement, the Company will identify and characterize TCRs in accordance with a research plan, transfer data arising from the research plan. and Novartis will have the option to license and develop TCRs for up to three novel targets identified in performance of the collaboration during the collaboration period of the Novartis Agreement. Novartis will also have rights of first negotiation for certain additional targets and TCRs identified in performance of the collaboration during a defined collaboration period of the Novartis Agreement and for 180 days after such collaboration period ends (which collaboration period will end no later than March 2023). If during such 180-day right of first negotiation period, the Company notifies Novartis of the Company’s intent to grant a third party a license to a target or TCR identified in the collaboration, then Novartis may obtain the exclusive right to negotiate a license to such target or TCR for an additional 270 days by providing the Company with a term sheet to license such target or TCR within 90 days of the Company’s notice of such intent. The Novartis Agreement provides for payments of an upfront fee of $20 million, research funding totaling $10.0 million and potential milestone payments contingent on clinical, regulatory and sales success. In addition to payments upon achievement of certain clinical and regulatory milestones, Novartis will pay the Company mid-single to low double-digit royalties on net sales for each product directed to a target licensed by Novartis. After the end of the collaboration period and the expiration of Novartis’ first right of negotiation, the Company is free to develop TCRs against targets not licensed by Novartis.

The Company concluded that Novartis meets the definition of a customer, as the Company is delivering research and development activities and know-how rights. The Company identified performance obligations for research and development activities, data reporting and participation in joint steering and research committees. The Company determined there is a single performance obligation due to the services being highly interrelated and are therefore not distinct in the context of the contract. The Company combined the pre-option research services and data reporting into a single performance obligation Novartis has an exclusive option to obtain a commercial license for up to three Targets (as defined in the Novartis Agreement) to pursue further development and commercialization of the respective Target. Pursuant to the Novartis Agreement, the option for Novartis to license, develop, and commercialize Targets is not a performance obligation at the outset of the Novartis Agreement as it is a customer option that does not represent a material right.

The Company looked to the promises in the arrangement to determine the method of recognition that best coincides with the pattern of delivery. The Company concluded that the performance of the research services over the expected research term was the predominant promise within the performance obligation. The Company is recognizing the revenue associated with the performance obligation using the input method, according to the actual costs incurred as a percentage of total expected costs to complete the research services. As costs are incurred, the Company will recognize revenue over time. Any change in the estimated percentage complete due to a revised cost forecast will be adjusted in the period in which the change in estimate occurs and the revenue recognition will be updated accordingly. The Company expects the research term to last approximately three years, which is inclusive of the option to extend the arrangement.

The Company determined that the $20.0 million upfront payment, together with the $10.0 million of estimated research costs to be reimbursed by Novartis to be the entirety of the consideration to be included in the transaction price as of the outset of the arrangement. The potential milestone payments that the Company is eligible to receive were excluded from the transaction price, as all milestone amounts were fully constrained based on the assessed probability of achievement. The Company will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust the estimate of the transaction price.

During the six months ended June 30, 2021, the Company recognized $4.7 million of revenue associated with the Novartis Agreement based on performance completed during that period. Additionally, during the six months ended June 30, 2021, the Company incurred $0.7 million of costs associated with the Novartis Agreement that were recorded within research and development expenses in the statements of operations. Additionally, as of June 30, 2021, the Company had current and long-term deferred revenue of $11.7 million and $4.6 million, respectively due to Novartis Agreement.

8. Commitments and Contingencies

Brigham and Women’s License Agreement

The Company obtained the worldwide exclusive license to its foundational technology from The Brigham and Women’s Hospital, Inc. (or BWH). The license, as amended, grants worldwide exclusive use to the patent underlying the TargetScan technology in exchange for fees including development milestones and various royalties on product sales should they occur in the future.

Royalty Agreement

In June 2018, the Company amended and restated an existing royalty agreement with one of its founders. Under the amended and restated royalty agreement, the Company agreed to pay the founder an aggregate royalty of 1% of net sales of any product sold by the Company or by any of its direct or indirect licensees for use in the treatment of any disease or disorder covered by a pending patent application or issued patent held or controlled by the Company as of the last date that the founder was providing services to the Company as a director or consultant under a written agreement in perpetuity. Royalties are payable with respect to each applicable product for a defined period of time set forth in the royalty agreement. The founder assigned his rights and obligations under the royalty agreement to one of his affiliated entities in January 2021.

9. Net Loss Per Share

Net Loss Per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share data):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(18,586)	$(11,150)	$(10,674)	$(5,613)
Denominator:
Weighted-average common shares outstanding, basic and diluted	1,303,899	842,643	1,387,973	908,564
Net loss per share, basic and diluted	$(14.25)	$(13.23)	$(7.69)	$(6.18)

The Company excluded the following potential common shares from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Six Months Ended
	June 30,
	2021	2020
Series A Preferred Stock (as converted to common stock)	3,209,240	3,209,240
Series B Preferred Stock (as converted to common stock)	3,853,864	3,853,864
Series C Preferred Stock (as converted to common stock)	8,553,168	-
Unvested restricted common stock	262,975	646,605
Options to purchase common stock	2,491,164	1,383,150
Total	18,370,411	9,092,859

10. Related-Party Transactions

Novartis and its affiliates held shares of the Preferred Stock, including shares of Series C and Series B Preferred Stock, and is the customer in the Novartis Agreement discussed in Note 7.

11. Subsequent Events

Initial Public Offering

In July 2021, the Company completed the IPO in which the Company issued and sold 6,666,667 shares of its voting common stock at a public offering price of $15.00 per share, for aggregate gross proceeds of $100 million and its shares started trading on the Nasdaq Global Market under the ticker symbol “TCRX.” The Company received $90.5 million in net proceeds after deducting $7.0 million in underwriting discounts and commissions, and $2.5 million in offering costs borne by us. Upon closing of the IPO, all of the Company's outstanding shares of convertible preferred stock automatically converted into 15,616,272 shares of common stock (of which 5,143,134 shares are non-voting common stock).

In connection with the closing of IPO, the Company amended and restated its in its entirety certificate of incorporation to, among other things: (i) authorize 300,000,000 shares of voting common stock; (ii) authorize 10,000,000 shares of non-voting common stock; (iii) eliminate all references to the previously existing series of preferred stock; and (iv) authorize 10,000,000 shares of preferred stock that may be issued from time to time by the Board in one or more series.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and our final prospectus for our initial public offering, or IPO, filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Securities Act, with the Securities and Exchange Commission, or SEC. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” and “Special Note Regarding Forward-Looking Statements” sections of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a preclinical-stage biopharmaceutical company focused on developing a robust pipeline of T cell receptor-engineered T cell, or TCR-T, therapies for the treatment of patients with cancer. Our approach is based on the central premise that we can learn from patients who are winning their fight against cancer in order to treat those who are not. Using one of our proprietary platform technologies, TargetScan, we analyze the T cells of cancer patients with exceptional responses to immunotherapy to discover how the immune system naturally recognizes and eliminates tumor cells in these patients. This allows us to precisely identify the targets of T cell receptors, or TCRs, that are driving these exceptional responses. We aim to use these anti-cancer TCRs to treat patients with cancer by genetically engineering their own T cells to recognize and eliminate their cancer. In addition to discovering TCR-T therapies against novel targets, we are using our ReceptorScan technology to further diversify our portfolio of therapeutic TCRs. We believe this two-pronged approach will enable us to discover and develop a wide array of potential treatment options for patients with cancer.

We are advancing a robust pipeline of TCR-T therapy candidates for the treatment of patients with hematologic and solid tumor malignancies. Our lead liquid tumor product candidates, TSC-100 and TSC-101, are in development for the treatment of patients with hematologic malignancies to eliminate residual leukemia and prevent relapse after hematopoietic stem cell transplantation, or HCT. TSC-100 and TSC-101 target HA-1 and HA-2 antigens, respectively, which are well-recognized TCR targets that were identified in patients with exceptional responses to HCT-associated immunotherapy. In addition, we are developing multiple TCR-T therapy candidates for the treatment of various solid tumors. One of the key goals for our solid tumor program is to develop what we refer to as multiplexed TCR-T therapy. We are designing these multiplexed therapies to be a combination of up to three highly active TCRs that are customized for each patient and selected from our bank of therapeutic TCRs, which we refer to as ImmunoBank.

Since our inception in 2018, we have devoted our efforts to raising capital, obtaining financing, filing, prosecuting and maintaining intellectual property rights, organizing and staffing our company and incurring research and development costs related to the identification of novel targets for TCRs and development of TCR-T therapies to target and eliminate cancer cells. We do not have any therapies approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from sales of convertible preferred stock and revenue received under our collaboration agreement with Novartis Institutes for Biomedical Research, Inc., or Novartis. Through June 30, 2021, we have received gross proceeds of $160.0 million from sales of our convertible preferred stock. Under the terms of our Collaboration and License Agreement with Novartis, we received a $20.0 million upfront payment and agreed to invest an estimated $10.0 million in research costs that will be reimbursed by Novartis over the research term.

We have incurred significant operating losses since our inception. We reported net losses of $10.7 million and $5.6 million for the three months ended June 30, 2021 and 2020, respectively, and $18.6 million and $11.2 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $62.1 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect that our expenses and capital expenditure requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•	continue our research and development efforts to identify and develop product candidates and submit investigational new drug applications, or INDs, for such product candidates;
•	conduct preclinical studies and commence clinical trials for our current and future product candidates based on our proprietary platform;
•	develop processes suitable for manufacturing and clinical development
•	continue to develop and expand our manufacturing capabilities;
•	seek marketing approvals for any product candidates that successfully complete clinical trials;
•	build commercial infrastructure to support sales and marketing for our product candidates;

•	expand, maintain and protect our intellectual property portfolio;
•	hire additional clinical, regulatory and scientific personnel; and
•	operate as a public company.

We will not generate revenue from sales of our therapies unless and until we successfully complete clinical development and obtain regulatory approval for one or more of our product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our commercialization capability to support the sales, marketing and distribution of those therapies. Further, we expect to incur additional costs associated with operating as a public company.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from sales of our therapies, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, or other capital sources, including collaborations with other companies, and other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back, or discontinue the development and commercialization of one or more of our product candidates.

Because of the numerous risks and uncertainties associated with TCR-T therapy candidate development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Even if we are able to generate sales of our therapies, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

We believe that the net proceeds from our IPO, completed in July 2021, together with our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditures into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and capital resources” and “Risk factors—Risks related to our financial position and need for additional capital.”

Impact of COVID-19

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability and business disruptions for us and many of our vendors.

In response to public health directives and orders and to help minimize the risk of the virus to employees, we have taken a series of actions aimed at safeguarding our employees and business associates, including implementing a flexible work-at-home policy. These disruptions could result in increased costs of execution of development plans or may negatively impact the quality, quantity, timing and regulatory usability of data that we would otherwise be able to collect. While these disruptions are currently expected to be temporary, there is considerable uncertainty around the duration of these disruptions. Therefore, the related financial impact and duration cannot be reasonably estimated at this time.

Initial Public Offering

On July 16, 2021, we completed our initial public offering (the IPO) in which we issued and sold 6,666,667 shares of our voting common stock at an initial public offering price of $15.00 per share, for aggregate gross proceeds of $100 million and our voting common stock started trading on The Nasdaq Global Market under the ticker symbol “TCRX.” We received $90.5 million in net proceeds after deducting underwriting discounts and commissions, and offering costs borne by us. Additionally, as part of the IPO, the underwriters were granted an option to purchase up to an additional 1,000,000 shares of voting common stock. Upon closing of the IPO, all of our outstanding shares of convertible preferred stock automatically converted into 15,616,272 shares of common stock (of which 5,143,134 shares are non-voting common stock).

Components of Results of Operations

Revenue

To date, our revenue has been derived from our one collaboration and two licensing agreements. We have not generated any revenue from the sale of therapies to date, nor do we expect to originate revenues therefrom in the near future, if at all. If our development efforts for our product candidates are successful and result in regulatory approval or if we enter into additional license or collaboration agreements with third parties, we may generate additional revenue in the future from sales of our therapies, payments from license or collaboration agreements that we may enter into with third parties, or any combination thereof. However, there can be no assurance as to when we will generate such revenue, if at all. We expect that our revenue for at least the next several years will be derived primarily from collaborations and licenses that we may enter into in the future, if any.

Collaboration Revenue

In March 2020, we entered into a Collaboration and License Agreement, or the Novartis Agreement, with Novartis Institutes for Biomedical Research, Inc., or Novartis, to collaborate on their research efforts to discover and develop novel TCR-T therapies. Under the Novartis Agreement, we will identify and characterize TCRs in accordance with a research plan, transfer data arising from the research plan, and Novartis will have the option to license and develop TCRs for up to three novel targets identified in performance of the collaboration during the collaboration period of the Novartis Agreement. Novartis will also have rights of first negotiation for certain additional targets and TCRs identified in performance of the collaboration during a defined period. We are free to develop TCRs against targets not licensed by Novartis.

The collaboration includes an upfront fee and research funding together totaling $30.0 million and potential milestone payments contingent on clinical, regulatory and sales success that could aggregate in the hundreds of millions of dollars. In addition to the milestones, Novartis will pay us royalties equal to a percentage in the mid-single-digits to low-teens on net sales for each therapy.

The Novartis Agreement is within the scope of ASC 606 under which we have identified a single performance obligation consisting of the research services, data reporting and participation in a joint steering committee. During the six months ended June 30, 2021, we recognized $4.7 million of revenue associated with the Novartis Agreement. We expect to recognize the remaining arrangement consideration over the expected research term, which is not expected to exceed 3 years.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with our research activities, including our therapeutic discovery efforts, preclinical trials and the development of our proprietary platform technologies and product candidates. We expense research and development costs as incurred, which include:

•	employee-related expenses, including salaries, bonuses, benefits, stock-based compensation, and other related costs for those employees involved in research and development efforts;
•	expenses incurred in connection with our research programs, including under agreements with third parties, such as consultants and contract research organizations, or CROs;
•

the cost of raw materials, developing and scaling our manufacturing process, and manufacturing our product candidates for use in our research and preclinical studies, including under agreements with third parties, such as consultants, contractors, and contract manufacturing organizations, or CMOs;

•	laboratory supplies and research materials;
•	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and insurance; and
•	payments made under third party licensing agreements.

We expense research and development costs as incurred. Non-refundable advance payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed, or when it is no longer expected that the goods will be delivered or the services rendered. Upfront payments under license agreements are expensed upon receipt of the license, and annual maintenance fees under license agreements are expensed in the period in which they are incurred. Milestone payments under license agreements are accrued, with a corresponding expense being recognized, in the period in which the milestone is determined to be probable of achievement and the related amount is reasonably estimable.

Our direct external research and development expenses consist of costs that include fees, reimbursed materials, direct material costs, and other costs paid to consultants, contractors, CMOs and CROs in connection with our development and manufacturing activities. We do not allocate employee costs, general laboratory supplies, and facilities expenses, including depreciation or other indirect costs, to specific product development programs because these costs are deployed across multiple programs and our platform technology and, as such, are not separately classified. When our TCR-T therapy candidates enter clinical development, we will begin to segregate related research and development expenses by product candidate.

Product candidates in later stages of clinical development generally have higher development costs than those in preclinical and earlier stages of clinical development, primarily due increased size and duration of later stage clinical trials. We expect that our research and development expenses will increase substantially in connection with our planned preclinical and clinical development activities in the near term and in the future. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with therapeutic development and commercialization, including the following:

•	the number and scope of preclinical and clinical programs we decide to pursue;
•	the timing and progress of preclinical and clinical development activities for each program;
•	our ability to raise additional funds necessary to complete preclinical and clinical development of and commercialize our product candidates;
•	the progress of the development efforts of parties with whom we may enter into collaboration arrangements;
•	our ability to maintain our current research and development programs and to establish new ones;
•	our ability to establish new licensing or collaboration arrangements;
•

the successful initiation and completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the U.S. Food and Drug Administration, or the FDA, or any comparable foreign regulatory authority;

•	the receipt and related terms of regulatory approvals from applicable regulatory authorities;
•	the availability of raw materials for use in the manufacture of our product candidates;
•	our ability to consistently manufacture our product candidates for use in clinical trials;
•	our ability to establish and operate a manufacturing facility, or secure manufacturing supply through relationships with third parties;
•	our ability to obtain and maintain patents, trade secret protection and regulatory exclusivity, both in the United States and internationally;
•	our ability to protect our rights in our intellectual property portfolio;
•	the commercialization of our product candidates, if and when approved;
•	obtaining and maintaining third party insurance coverage and adequate reimbursement;
•	the acceptance of our product candidates, if approved, by patients, the medical community and third party payors;
•	competition with other products and therapies; and
•	a continued acceptable safety profile of our therapies following approval.

A change in the outcome of any of these variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of these product candidates. We may never succeed in obtaining regulatory approval for any of our product candidates or in establishing market acceptance for any product candidates that may be approved.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and personnel expenses, including stock-based compensation, for our personnel in executive, legal, finance and accounting, human resources, and other administrative functions. General and administrative expenses also include legal fees relating to corporate matters; professional fees paid for accounting, auditing, consulting, and tax services; insurance costs; travel expenses; and facility costs not otherwise included in research and development expenses.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. We also anticipate that we will incur significantly increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company. In addition, if we obtain regulatory approval for a product candidate and do not enter into a third-party commercialization collaboration, we expect to incur significant expenses related to building a sales and marketing team to support sales, marketing and distribution activities.

Other Income

Other income consists primarily of interest earned on our cash and cash equivalents balances held in financial institutions.

Income Taxes

Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in any year or for our earned research and development tax credits, due to the uncertainty of realizing a benefit from those items.

Results of Operations

Three Months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020	Change
Revenue
Collaboration and license revenue	$2,848	$-	$2,848
Operating expenses:
Research and development	$10,801	$4,502	$6,299
General and administrative	$2,726	$1,114	$1,612
Total operating expenses	$13,527	$5,616	$7,911
Loss from operations	$(10,679)	$(5,616)	$(5,063)
Other income:
Interest income	$5	$3	$2
Net loss	$(10,674)	$(5,613)	$(5,061)

Revenue

We had $2.8 million revenue for the three months ended June 30, 2021 compared to no revenue for the three months ended June 30, 2020. The increase was related to the recognition of revenue associated with the Novartis Agreement, which has an expected term that ends no later than March 2023. The revenue generated from the Novartis Agreement is expected to increase significantly during 2021.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020	Change
Preclinical studies	5,862	1,594	4,268
Legal and professional fees	190	181	9
Personnel expenses (including stock-based compensation)	2,984	1,803	1,181
Facility-related and other	1,765	924	841
Total research and development expenses	$10,801	$4,502	$6,299

Research and development expenses were $10.8 million for the three months ended June 30, 2021 compared to $4.5 million for the three months ended June 30, 2020. The increase in research and development expenses was primarily attributable to a $4.3 million increase in laboratory supplies, research material, and preclinical studies. Additionally, there was a $1.2 million increase in personnel expenses, including an increase of $0.1 million related to stock-based compensation expense, a $0.8 million increase in professional fees, facility-related expenses and other expenses due to the expansion of leased facilities as well as the increased depreciation related to purchases of laboratory equipment.

General and Administrative Expenses

General and administrative expenses were $2.7 million for the three months ended June 30, 2021 compared to $1.1 million for the three months ended June 30, 2020. The increase in general and administrative expense was primarily due to a $1.0 million increase in personnel expenses, which includes an increase of $0.2 million related to stock-based compensation expense and an increase of $0.5 million in other expenses.

Six Months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020	Change
Revenue
Collaboration and license revenue	$4,875	$-	$4,875
Operating expenses:	$-	$-
Research and development	$18,140	$8,800	$9,340
General and administrative	$5,332	$2,452	$2,880
Total operating expenses	$23,472	$11,252	$12,220
Loss from operations	$(18,596)	$(11,252)	$(7,344)
Other income:	$-	$-
Interest income	$11	$102	$(91)
Net loss	$(18,586)	$(11,150)	$(7,436)

Revenue

We had $4.9 million revenue for the six months ended June 30, 2021 and no revenue for the six months ended June 30, 2020. The increase was related to the recognition of revenue associated with the Novartis Agreement, which has an expected term that ends no later than March 2023. The revenue generated from the Novartis Agreement is expected to increase significantly during 2021.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020	Change
Preclinical studies	9,030	3,378	5,652
Legal and professional fees	415	271	144
Personnel expenses (including stock-based compensation)	5,609	3,409	2,200
Facility-related and other	3,086	1,742	1,344
Total research and development expenses	$18,140	$8,800	$9,340

Research and development expenses were $18.1 million for the six months ended June 30, 2021 compared to $8.8 million for the six months ended June 30, 2020. The increase in research and development expenses was primarily attributable to a $5.7 million increase in laboratory supplies, research material, and preclinical studies. Additionally, there was a $2.2 million increase in personnel expenses, including an increase of $0.2 million related to stock-based compensation expense, a $0.1 million increase in professional fees and a $1.3 million increase in facility-related expenses and other expenses due to the expansion of leased facilities as well as the increased depreciation related to purchases of laboratory equipment.

General and Administrative Expenses

General and administrative expenses were $5.3 million for the six months ended June 30, 2021 compared to $2.5 million for the six months ended June 30, 2020. The increase in general and administrative expense was primarily due to a $0.3 million increase in legal and professional fees, as well as a $1.6 million increase in personnel expenses, which includes an increase of $0.4 million related to stock-based compensation expense and an increase of $0.9 million in other expenses.

Liquidity and Capital Resources

Sources of Liquidity

We have not generated any revenue from product sales and have incurred net losses and negative cash flows from our operations. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Under the terms of the Novartis Agreement, we received an upfront payment of $20 million. Additionally, Novartis is obligated to reimburse us for costs incurred to perform the research and development activities of up to $10 million. To date, we have funded our operations primarily with proceeds from sales of equity securities, most recently, with proceeds from the sale of common stock in our IPO in July 2021. As of June 30, 2021, we had cash, cash equivalents and restricted cash of $106.8 million.

Funding requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our research programs into preclinical and clinical development. In addition, we expect to continue to incur additional costs associated with operating as a public company. The timing and amount of our operating expenditures will depend largely on:

•	the identification of additional research programs and product candidates;
•	the scope, progress, costs and results of preclinical and clinical development of any product candidates we may develop;
•	the costs, timing and outcome of regulatory review of any product candidates we may develop;
•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate a clinical trial;
•	our decision to build manufacturing capabilities;
•	investing in next-generation T-cell engineering capabilities;
•	changes in laws or regulations applicable to any product candidates we may develop, including but not limited to clinical trial requirements for approvals;
•	the cost and timing of obtaining materials to produce adequate supply for any preclinical or clinical development of any product candidate we may develop;
•

the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any product candidate we may develop for which we obtain marketing approval;

•	the legal costs involved in prosecuting patent applications and enforcing patent claims and other intellectual property claims;
•	additions or departures of key scientific or management personnel;
•

our ability to establish and maintain collaborations on favorable terms, if at all, as well as the costs and timing of any collaboration, license or other arrangement, including the terms and timing of any milestone payments thereunder; and

•	the costs of operating as a public company.

We believe that the net proceeds from our IPO completed in July 2021, together with our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through additional collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We have not yet received regulatory approval for or commercialized any of our product candidates and do not expect to generate revenue from product sales for several years, if at all. We do not expect to generate any product revenue unless and until we (1) complete development of any of our product candidates; (2) obtain applicable regulatory approvals; and (3) successfully commercialize or enter into collaborative agreements for our product candidates. We do not know with certainty when, or if, any of these items will ultimately occur. We expect to incur continuing significant losses for the foreseeable future and our losses to increase as we ramp up our preclinical and clinical development programs. We may encounter unforeseen expenses, difficulties, complications, delays and other currently unknown factors that could adversely affect our business.

Moreover, as a public company, we will incur significant legal, accounting and other expenses that we were not required to incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as rules adopted by the SEC and Nasdaq, requires public companies to implement specified corporate governance practices that are currently not applicable to us as a private company. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we will first be required to furnish a report by our management on our internal control over financial reporting for the year ending December 31, 2022. However, while we remain an emerging growth company and a smaller reporting company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. We expect these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

We will require additional capital to develop our product candidates and fund our operations into the foreseeable future. We anticipate that we will eventually need to raise substantial additional capital, the requirements for which will depend on many factors, including:

•	the scope, timing, rate of progress and costs of our drug discovery efforts, preclinical development activities, laboratory testing and clinical trials for our product candidates;
•	the number and scope of clinical programs we decide to pursue;
•	the cost, timing and outcome of preparing for and undergoing regulatory review of our product candidates;
•	the scope and costs of development and manufacturing activities;
•	the cost and timing associated with commercializing our product candidates, if they receive marketing approval;
•	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
•	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements we might have at such time;
•	the extent to which we acquire or in-license other product candidates and technologies;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•

our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of our product candidates and, ultimately, the sale of our products, following FDA approval;

•	our implementation of various computerized information systems;
•	impact of COVID-19 on our clinical development or operations; and
•	the costs associated with being a public company.

A change in the outcome of any of these or other variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of that product candidate. Furthermore, our operating plans may change in the future, and we will continue to require additional capital to meet operational needs and capital requirements associated with such operating plans. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments or engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders.

Adequate funding may not be available to us on acceptable terms or at all. Our potential inability to raise capital when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. If we are unable to raise additional funds as required, we may need to delay, reduce, or terminate some or all development programs and clinical trials. We may also be required to sell or license our rights to product candidates in certain territories or indications that we would otherwise prefer to develop and commercialize ourselves. If we are required to enter into collaborations and other arrangements to address our liquidity needs, we may have to give up certain rights that limit our ability to develop and commercialize our product candidates or may have other terms that are not favorable to us or our stockholders, which could materially and adversely affect our business and financial prospects. See Part 2, Item 1A. “Risk Factors” of this Quarterly Report for additional risks associated with our substantial capital requirements.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2021	2020	Change
Net cash provided by (used in) operating activities	$(20,657)	$10,116	$(30,773)
Net cash used in investing activities	(6,877)	(1,510)	(5,367)
Net cash provided by financing activities	98,940	247	98,693
Net increase in cash, cash equivalents and restricted cash	$71,406	$8,853	$62,553

Operating Activities

During the six months ended June 30, 2021, operating activities used $20.7 million of cash, due to our net loss of $18.6 million and net cash decrease by changes in our operating assets and liabilities of $4.0 million, partially offset by non-cash charges of $2.0 million.

During the six months ended June 30, 2020, operating activities generated a $10.1 million cash increase, due to receipt of an upfront payment of $20.0 million associated with the Novartis Agreement and non-cash charges of $0.7 million, partially offset by a net loss of $11.2 million and net cash provided by changes in our operating assets and liabilities, excluding the Novartis payment, of $0.5 million.

Investing Activities

During the six months ended June 30, 2021 and 2020, net cash used in investing activities was $6.9 million and $1.5 million, respectively, related to the purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2021, net cash provided by financing activities was $98.9 million, consisting primarily of net proceeds from our issuance of convertible preferred stock and payment of deferred offering cost.

During the six months ended June 30, 2020, net cash provided by financing activities was $0.2 million, consisting primarily of net proceeds from the exercise of common stock options.

Critical Accounting Policies and Estimates

We prepare our condensed financial statements in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies and estimates from those disclosed in our financial statements and the related notes and other financial information included in our final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 19, 2021.

Emerging Growth Company and Smaller Reporting Company Status

The Jumpstart Our Business Startups Act of 2012 permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.

We are also a “smaller reporting company”, meaning that the market value of our stock held by non-affiliates plus the aggregate amount of gross proceeds to us as a result of the IPO is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2021, we had cash and cash equivalents of $106.8 million, which included restricted cash of $0.6 million, which were held in savings accounts at banking institutions and money market funds that invest in U.S. Government securities. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in market interest rates would not have a material effect on the fair market value of our cash balance or on our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates. Our operations may be subject to fluctuations in foreign currency exchange rates in the future. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the three months ended June 30, 2020 and 2021. Our operations may be subject to inflation in the future.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Principal Executive Officer and Principal Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report and in our final prospectus for our IPO. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition, liquidity, operating results, and prospects could be materially and adversely affected.

RISK FACTOR SUMMARY

Our business operations are subject to numerous risks and uncertainties, including those outside of our control, that could cause our actual results to be harmed, including risks regarding the following:

Risks Related to Our Business and Industry

•	Our business depends upon the success of our proprietary platform.
•	Our limited operating history may make it difficult to evaluate the success of our business.
•	We have incurred significant losses since inception, and we expect to incur losses over the next several years and may not be able to achieve or sustain revenues or profitability in the future.
•	We have never generated, and may never generate, any revenue from sales of cell therapy products.
•	We will need to obtain substantial additional funding to complete the development and any commercialization of our product candidates, if approved.
•

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our intellectual property or product candidates on unfavorable terms.

Risks Related to the Development of Our Product Candidates

•	Our approach to the discovery and development of product candidates based on our proprietary platform represents a novel approach to cancer treatment, which creates significant challenges for us.
•

If we are unable to advance our product candidates through clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

•

Although many of our personnel have extensive experience in clinical development and manufacturing at other companies, we have no direct experience as a company in conducting clinical trials or managing a manufacturing facility for our product candidates.

•

Our preclinical studies and clinical trials may fail to demonstrate adequately the safety, potency and purity of any of our product candidates, which would prevent or delay development, regulatory approval and commercialization.

•	Our business could be adversely affected by the effects of health epidemics, including the evolving effects of the COVID-19 pandemic and responses thereto.
•	We may rely on third parties to manufacture our clinical product supplies, and we may rely on third parties to produce and process our product candidates, if licensed.
•

Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, require expansion of the trial size, limit their commercial potential, or result in significant negative consequences.

•	If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
•	The market opportunities for our product candidates may be relatively small and our estimates of the prevalence of our target patient populations may be inaccurate.
•	We face significant competition, and our operating results will suffer if we fail to compete effectively.

Risks Related to Manufacturing

•	Manufacturing and administering our product candidates is complex and we may encounter difficulties in production.
•

We plan to expand our existing manufacturing facility and infrastructure in lieu of relying on third parties for the manufacture of our product candidates for certain clinical purposes, which will be costly and time-consuming and may not be successful.

•	We may have difficulty validating our manufacturing process as we manufacture TCR-T therapy candidates from an increasingly diverse patient population for our clinical trials.

Risks Related to Government Regulation

•	The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.
•	We may be unable to obtain regulatory approval for our product candidates under applicable regulatory requirements.
•

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

•	Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval for and commercialize our product candidates and affect the prices we may obtain.

Risks Related to Our Intellectual Property

•

If we are unable to obtain and maintain patent protection for any product candidates we develop and for our technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products, product candidates and technology similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop may be adversely affected.

•	We are currently, and expect in the future to be, party to material license or collaboration agreements.
•	Third party claims of intellectual property infringement, misappropriation or other violations may prevent or delay our product discovery and development efforts.

Risks Related to Our Reliance on Third Parties

•

If the third parties we plan to rely on to conduct our clinical trials do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates.

•	We may not realize the benefits of our current or future collaborations, alliances, or licensing arrangements.

RISK FACTORS

Risks Related to Our Business and Industry

Our business depends upon the success of our proprietary platform.

Our success depends on our ability to use our proprietary platform to discover the natural targets of clinically relevant TCRs through our TargetScan technology, to discover highly active TCRs for known targets through our ReceptorScan technology, to genetically engineer patient- or donor-derived T cells safely and reproducibly through our T-Integrate technology, to obtain regulatory approval for product candidates derived from our proprietary platform and related technologies, and to then commercialize our product candidates addressing one or more indications. All of our product candidates will require significant additional clinical and non-clinical development, review and approval by the FDA or other regulatory authorities in one or more jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before they can be successfully commercialized. Our platform and our product candidates have not yet been evaluated in humans and may never become commercialized. Moreover, all of our current product candidates are being developed using our proprietary platform and leveraging the same or similar technology, manufacturing process and development program. As a result, an issue with one product candidate or failure of any one program to obtain regulatory approval could adversely impact our ability to successfully develop and commercialize all of our other product candidates.

In addition, the success of our proprietary platform in discovering novel targets for TCR-T therapy is dependent on us obtaining tumor samples from cancer patients who actively respond to cancer immunotherapies. If our ability to obtain a significant amount of such tumor samples in a timely manner is compromised due to unforeseen circumstances, we may not be successful in discovering novel targets and creating new product candidates based on such targets.

Our limited operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.

We are a preclinical-stage immunotherapy company with a limited operating history. We commenced operations in April 2018, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies, entering into collaborations, establishing manufacturing for initial quantities of our product candidates, and establishing arrangements for component materials for such manufacturing. All of our product candidates are still in preclinical development. We have not yet demonstrated our ability to successfully initiate, conduct or complete any clinical trials, obtain marketing approvals, manufacture clinical or commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

In addition, as a young business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We eventually may need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

We expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, the results of any quarterly or annual periods should not be relied upon as indications of future operating performance.

 We have incurred significant losses since inception, and we expect to incur losses over the next several years and may not be able to achieve or sustain revenues or profitability in the future.

Investment in biopharmaceutical product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We are still in the early stages of development of our product candidates and have not yet initiated our first clinical trial. We have no products licensed for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We have financed our operations primarily through private placements of our preferred stock.

We have incurred significant net losses in each period since our inception in April 2018. For the years ended December 31, 2019 and 2020, we reported net losses of $13.7 million and $26.1 million, respectively, and $10.7 million and $18.6 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2021, we had an accumulated deficit of $62.1 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

•	continue our research and development efforts to identify and develop lead product candidates and submit investigational new drug applications, or INDs, for such lead product candidates;
•	conduct preclinical studies and commence clinical trials for our current and future product candidates based on our proprietary platform;
•	develop processes suitable for manufacturing and clinical development
•	continue to develop and then expand our manufacturing capabilities;
•	seek marketing approvals for any product candidates that successfully complete clinical trials;
•	build commercial infrastructure to support sales and marketing for our product candidates;
•	expand, maintain and protect our intellectual property portfolio;
•	hire additional clinical, regulatory and scientific personnel; and
•	operate as a public company.

Because of the numerous risks and uncertainties associated with biopharmaceutical product research and development, we are unable to accurately predict the timing or amount of increased expenses we will incur or when, if ever, we will be able to achieve profitability. Even if we succeed in commercializing one or more of our product candidates, we will continue to incur substantial research and development and other expenditures to develop, seek regulatory approval for, and market additional product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We have never generated any revenue from sales of cell-therapy products and our ability to generate revenue from cell-therapy product sales and become profitable depends significantly on our success in a number of areas.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from sales of any of our product candidates. We do not expect to generate significant revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates. All of our product candidates are in the preclinical stages of development and will require additional preclinical studies, process development, clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. None of our product candidates have completed IND-enabling studies. TSC-100, one of our lead product candidates targeting HA-1, an epitope present on leukemia cells, is in the early stages of development and has not yet been evaluated in clinical trials and will require additional regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Our other product candidates are in early preclinical stages. We have not yet administered any of our product candidates in humans and, as such, we face significant translational risk as our product candidates advance to the clinical stage. Our ability to generate revenue depends on a number of factors, including, but not limited to:

•	our ability to develop processes suitable for clinical manufacturing and to obtain related CMC regulatory approvals;
•

timely completion of our preclinical studies and clinical trials, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the performance of third party contractors;

•	our ability to complete IND-enabling studies and successfully submit INDs or comparable applications;
•

whether we are required by the U.S. Food and Drug Administration (FDA) or similar foreign regulatory authorities to conduct additional clinical trials or other studies beyond those planned to support the approval and commercialization of our product candidates or any future product candidates;

•

our ability to demonstrate to the satisfaction of the FDA and similar foreign regulatory authorities the safety, potency, purity and acceptable risk to benefit profile of our product candidates or any future product candidates;

•	the prevalence, duration and severity of potential side effects or other safety issues experienced with our product candidates or future product candidates, if any;
•	the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;

•	the willingness of physicians, operators of clinics and patients to utilize or adopt any of product candidates or future product candidates to treat liquid or solid tumors;
•

our ability and the ability of third parties with whom we contract to manufacture adequate clinical and commercial supplies of our product candidates or any future product candidates, remain in good standing with regulatory authorities and develop, validate and maintain commercially viable manufacturing processes that are compliant with current good manufacturing practices (cGMP);

•

our ability to successfully develop a commercial strategy and thereafter commercialize our product candidates or any future product candidates in the United States and internationally, if licensed for marketing, reimbursement, sale and distribution in such countries and territories, whether alone or in collaboration with others;

•	patient demand for our product candidates and any future product candidates, if licensed; and
•	our ability to establish, obtain, maintain, protect and enforce intellectual property and proprietary rights in and to our product candidates or any future product candidates.

Many of the factors listed above are beyond our control, and could cause us to experience significant delays or prevent us from obtaining regulatory approvals or commercialize our product candidates. Even if we are able to commercialize our product candidates, we may not achieve profitability soon after generating product sales, if ever. If we are unable to generate sufficient revenue through the sale of our product candidates or any future product candidates, we may be unable to continue operations without continued funding.

We will need to obtain substantial additional funding to complete the development and any commercialization of our product candidates, if approved. If we are unable to raise this necessary capital when needed, we would be forced to delay, reduce or eliminate our product development programs, commercialization efforts or other operations.

Since our inception, we have financed our operations through private placements of preferred stock and through our initial public offering. The development of biopharmaceutical product candidates is capital intensive and we expect our expenses to increase substantially during the next few years. As our product candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our clinical, regulatory, quality and manufacturing capabilities. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to marketing, sales, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company.

As of June 30, 2021, we had $106.2 million in cash and cash equivalents. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our anticipated level of operations through at least the next 12 months without the proceeds from the initial public offering. With the net proceeds of $90.5 million from the initial public offering, completed in July 2021, we believe that our cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into 2024. Accordingly, the net proceeds from the initial public offering will not be sufficient for us to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources. We may also need to raise additional funds sooner if we choose to pursue additional indications for our product candidates or otherwise expand more rapidly than we presently anticipate.

We have based these estimates on assumptions that may prove to be incorrect or require adjustment as a result of business decisions, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the scope, rate of progress, costs and results of our drug discovery, preclinical development activities, laboratory testing and clinical trials for our product candidates;
•	the number and scope of clinical programs we decide to pursue;
•	the scope and costs of manufacturing development and commercial manufacturing activities and our ability to scale them up or out;
•	the extent to which we acquire or in-license other product candidates and technologies;
•

the cost, timing and outcome of regulatory review of our product candidates, including the potential for regulatory authorities to require that we conduct more studies and trials than those that we currently expect to conduct and the costs of post-marketing studies or risk evaluation and mitigation strategies that could be required by regulatory authorities;

•	potential changes in the regulatory environment and enforcement rules;

•	the cost and timing of establishing sales and marketing capabilities, if any of our product candidates receive marketing approval;
•

the costs of preparing, filing and prosecuting patent applications, maintaining, obtaining, protecting and enforcing our intellectual property and proprietary rights and defending intellectual property-related claims;

•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the impact of the COVID-19 pandemic or other external disruptions on our business, results of operations and financial position;
•	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of our product candidates;
•	potential changes in pharmaceutical pricing and reimbursement infrastructure;
•	the costs associated with being a public company; and
•	the cost associated with commercializing our product candidates, if they receive marketing approval.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval. In addition, our product candidates, if approved, may not achieve product sales or commercial success. We do not expect to have any products commercially available for sale for many years, if at all. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all, and may be impacted by the economic climate and market conditions. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, limit, reduce or eliminate our research and development programs or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, attempting to secure additional financing may divert the time and attention of management from day-to-day activities and distract from our research and development efforts. We may also seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our intellectual property or product candidates on unfavorable terms to us.

We may seek additional capital through a variety of means, including through collaboration arrangements, public or private equity or debt financings, third party (including government) funding and marketing and distribution arrangements, as well as other strategic alliances and licensing arrangements or any combination of these approaches. However, there can be no assurance that we will be able to raise capital on commercially reasonable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholder ownership interest will be diluted, and the terms may include liquidation preferences or other rights, powers or preferences that may adversely affect rights of our stockholders. To the extent that debt financing is available and we choose to raise additional capital in the form of debt, such debt financing may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional capital pursuant to collaborations, licensing arrangements or other strategic partnerships, such agreements may require us to relinquish rights to our technologies or product candidates.

If we are unable to raise additional funds through equity or debt financing or through collaborations, licensing arrangements or strategic partnerships when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts.

Risks Related to the Development of Our Product Candidates

Our approach to the discovery and development of product candidates based on our proprietary platform represents a novel approach to cancer treatment, which creates significant challenges for us.

Our future success depends on the successful development of our product candidates, which target liquid and solid tumors utilizing T-cell receptor therapies, or TCR-T therapies. Advancing our product candidates creates significant challenges for us, including:

•	educating medical personnel about the administration of TCR-T therapies on a stand-alone basis or in combination with built-in immune and tumor modulators;
•

while no such side effects have been observed to date in any of our preclinical studies, educating medical personnel regarding the potential side effect profile of our product candidates, such as the potential adverse side effects related to cytokine release syndrome (CRS), graft vs. host disease, neurotoxicity or autoimmune or rheumatologic disorders, which are the most common adverse side effects associated with engineered T-cell therapies;

•	administering chemotherapy to patients in advance of administering our product candidates, which may increase the risk of adverse side effects;
•	sourcing clinical and, if licensed, commercial, supplies for the materials used to manufacture and process our product candidates;
•	manufacturing TCR-Ts efficiently and consistently without the use of viral vectors using our T-Integrate technology;
•

developing a complete shipment lifecycle and supply chain, including efficiently managing shipment of patient cells from and to clinical sites, minimizing potential contamination to the cell product and effectively scaling manufacturing capacity to meet demand;

•	developing processes suitable for clinical manufacturing and obtaining related CMC regulatory approvals;
•	managing costs of inputs and other supplies while scaling production;
•	using medicines to manage adverse side effects of our product candidates, which may not adequately control the side effects and/or may have a detrimental impact on the potency of the treatment;
•	obtaining and maintaining regulatory approval from the FDA for our product candidates; and
•	establishing sales and marketing capabilities upon obtaining any regulatory approval to gain market acceptance of a novel therapy.

In developing our product candidates, we have not exhaustively explored different options in the design of the TCR construct and in the method for manufacturing TCR-T therapies. We may find our existing TCR-T therapy candidates and manufacturing process may be substantially improved with future design or process changes, necessitating development of new or additional TCR constructs and further clinical testing and delaying commercial launch of our first products. For example:

•

We have made several TCR constructs and used preclinical studies to select product candidates to advance into clinical trials. The preclinical studies are limited in their ability to predict behavior in patients. As we gain experience working with TCR constructs, we may decide to select other TCR constructs for clinical development.

•	The process by which patient cells are converted into a TCR-T product has many steps that can influence quality and activity.

We have explored a subset of variables and expect to continue to improve and optimize the manufacturing process. Depending upon the nature of the process changes, we may be compelled to perform bridging studies and/or to re-start clinical development, causing delays in time to market and potentially introducing a risk of failure if new processes do not perform as expected.

We are very early in our development efforts. All of our product candidates are still in preclinical development. If we are unable to advance our product candidates through clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts. All of our product candidates are still in preclinical development, with TSC-100, our most advanced product candidate, still in preclinical development and not having completed IND-enabling studies. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend significantly on the successful development and eventual commercialization of one or more of our product candidates. The success of our product candidates will depend on several factors, including the following:

•	successful development of a process suitable for clinical manufacturing
•	successful completion of preclinical studies;
•	successful initiation of clinical trials;
•	successful patient enrollment in and completion of clinical trials;
•	receipt and related terms of marketing approvals and licensures from applicable regulatory authorities;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•	making arrangements with third party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our product candidates;

•	establishing sales, marketing and distribution capabilities and launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others;
•	acceptance of our product candidates, if and when approved, by patients, the medical community and third party payors;
•	effectively competing with other cancer therapies;
•	obtaining and maintaining third party coverage and adequate reimbursement;
•	maintaining a continued acceptable safety profile of our product candidates following licensure; and
•	effectively competing with other therapies.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or be unable to successfully commercialize our product candidates, which would materially harm our business.

Although many of our personnel have extensive experience in clinical development and manufacturing at other companies, we have no direct experience as a company in conducting clinical trials and little direct experience managing a manufacturing facility for our product candidates.

Although many of our personnel have extensive experience in clinical development and manufacturing at other companies, we have no direct experience as a company in conducting clinical trials at TScan. In part because of this lack of experience, we cannot be certain that our ongoing preclinical studies will be completed on time or if the planned preclinical studies and clinical trials will begin or be completed on time, if at all. Large-scale clinical trials would require significant additional financial and management resources and reliance on third party clinical investigators, contract research organizations (CROs) and consultants. Relying on third party clinical investigators, CROs and consultants may force us to encounter delays that are outside of our control.

We currently intend to further expand our existing cell manufacturing facility for Phase 1 and Phase 2 clinical trials, which will require significant resources, and we have limited direct experience as a company in expanding or managing a manufacturing facility. In part because of this lack of experience, we cannot be certain that the further expansion of our existing manufacturing facility will be completed on time, if at all, or if the planned clinical trials will begin or be completed on time, if at all. In part because of our inexperience, we may have unacceptable or inconsistent product quality success rates and yields, and we may be unable to maintain adequate quality control, quality assurance and qualified personnel. In addition, if we switch from manufacturing in our own facility to manufacturing in a different facility (for example, at an external contract manufacturing organization) for one or more of our product candidates in the future or make changes to our manufacturing process, we may need to conduct additional preclinical studies to bridge our modified product candidates to earlier versions. Failure to successfully further expand our existing manufacturing facility could adversely affect our process and clinical development timelines, regulatory approvals, and the commercial viability of our product candidates.

Our business is highly dependent on our current product candidates, TSC-100, TSC-101, TSC-102, TSC-200, TSC-201, TSC-202, and TSC-203, and we must complete IND-enabling studies and clinical testing before we can seek regulatory approval and begin commercialization of any of our product candidates.

There is no guarantee that any of our product candidates will proceed in preclinical or clinical development or achieve regulatory approval. The process for obtaining marketing approval for any product candidate is very long and risky and there will be significant challenges for us to address in order to obtain marketing approval as planned or, if at all.

There is no guarantee that the results obtained in current preclinical studies or our planned IND-enabling studies of TSC-100, TSC-101, TSC-102, TSC-200, TSC-201, TSC-202, and TSC-203 will be sufficient to obtain regulatory approval or marketing authorization for such product candidates. Negative results in the development of our lead product candidates may also impact our ability to obtain regulatory approval for our other product candidates, either at all or within anticipated timeframes because, although other product candidates may target different indications, the underlying proprietary platform, manufacturing process and development process is the same for all of our product candidates. Accordingly, a failure in any one program may affect the ability to obtain regulatory approval to continue or conduct clinical programs for other product candidates.

In addition, because we have limited financial and personnel resources and are placing significant focus on the development of our lead product candidates, we may forgo or delay pursuit of opportunities with other future product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and other future product candidates for specific indications may not yield any commercially viable future product candidates. If we do not accurately evaluate the commercial potential or target market for a particular future product candidate, we may relinquish valuable rights to those future product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such future product candidates.

Our preclinical studies and clinical trials may fail to demonstrate adequately the safety, potency and purity of any of our product candidates, which would prevent or delay development, regulatory approval and commercialization.

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. Preclinical and clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the preclinical study and clinical trial processes, and, because our product candidates are in an early stage of development, there is a high risk of failure and we may never succeed in developing marketable products.

The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through preclinical studies and clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety, potency and purity profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of potency or efficacy, insufficient durability of potency or efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence preclinical studies and clinical trials are never approved as products.

Any preclinical studies or clinical trials that we may conduct may not demonstrate the safety, potency and purity necessary to obtain regulatory approval to market our product candidates. If the results of our ongoing or future preclinical studies and clinical trials are inconclusive with respect to the safety, potency and purity of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates, we may be prevented or delayed in obtaining marketing approval for such product candidates. In some instances, there can be significant variability in safety, potency or purity results between different preclinical studies and clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants.

Clinical development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future clinical trial results. If our preclinical studies and clinical trials are not sufficient to support regulatory approval of any of our product candidates, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of such product candidate.

We cannot be certain that our preclinical study and clinical trial results will be sufficient to support regulatory approval of our product candidates. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Human clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Failure or delay can occur at any time during the clinical trial process.

We may experience delays in obtaining the FDA’s authorization to initiate clinical trials under future INDs, completing ongoing preclinical studies of our other product candidates, and initiating our planned preclinical studies and clinical trials. Additionally, we cannot be certain that preclinical studies or clinical trials for our product candidates will begin on time, not require redesign, enroll an adequate number of subjects on time, or be completed on schedule, if at all. Clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

•	the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical trials;
•	delays in obtaining regulatory approval to commence a clinical trial;
•

reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

•	obtaining institutional review board (IRB) approval at each clinical trial site;
•

recruiting or retaining an adequate number of suitable patients to participate in a clinical trial, including as a result of actions taken by governments and individuals in response to the COVID-19 pandemic;

•	having subjects complete a clinical trial or return for post-treatment follow-up;
•	clinical trial sites deviating from clinical trial protocol or dropping out of a clinical trial;
•	addressing subject safety concerns that arise during the course of a clinical trial;

•	adding a sufficient number of clinical trial sites; or
•	obtaining sufficient product supply of product candidate for use in preclinical studies or clinical trials from third party suppliers.

We may experience numerous adverse or unforeseen events during, or as a result of, preclinical studies and clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•	we may receive feedback from regulatory authorities that requires us to modify the design of our clinical trials;
•

clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon our research efforts for our other product candidates;

•

the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of our clinical trials at a higher rate than we anticipate;

•

our third party contractors may fail to comply with regulatory requirements, fail to maintain adequate quality controls or be unable to provide us with sufficient product supply to conduct and complete preclinical studies or clinical trials of our product candidates in a timely manner, or at all;

•

we or our investigators might have to suspend or terminate clinical trials of our product candidates for various reasons, including non-compliance with regulatory requirements, a finding that our product candidates have undesirable side effects or other unexpected characteristics or a finding that the participants are being exposed to unacceptable health risks;

•	the cost of clinical trials of our product candidates may be greater than we anticipate;
•	the effects of the ongoing COVID-19 global pandemic;
•	the quality of our product candidates or other materials necessary to conduct preclinical studies or clinical trials of our product candidates may be insufficient or inadequate;
•	regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate; and
•	our current or future collaborators may conduct clinical trials in ways they view as advantageous to them but that are suboptimal for us.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only moderately positive or if there are safety concerns, our business and results of operations may be adversely affected and we may incur significant additional costs. Accordingly, our clinical trial costs are likely to be significantly higher than those for more conventional therapeutic technologies or drug product candidates.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such clinical trials are being conducted, by the Data Safety Monitoring Board (DSMB) for such clinical trial or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical trial protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from the product candidates, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

If we experience delays in the completion, or termination, of any preclinical study or clinical trial of our product candidates, the commercial prospects of our product candidates may be harmed, and our ability to generate revenues from any of these product candidates will be delayed or not realized at all. In addition, any delays in completing our preclinical studies or clinical trials may increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

Our business could be adversely affected by the effects of health epidemics, including the evolving effects of the COVID-19 pandemic, in regions where we, our partners or other third parties on which we rely have significant manufacturing facilities, concentrations of potential clinical trial sites or other business operations. The COVID-19 pandemic has had and may continue have a material effect on our operations as well as the business or operations of our partners or other third parties with whom we or our partners conduct business.

Health epidemics in regions where we have concentrations of potential clinical trial sites or other business operations could adversely affect our business, including by causing significant disruption in the operations of third parties upon whom we rely. For example, the COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting employees, patients, communities and business operations, as well as the U.S. economy and financial markets. Our headquarters is located in the Greater Boston Area. In addition, several of our third party suppliers and contractors are located in countries and regions that have been negatively impacted by the COVID-19 global pandemic. In March 2020, the U.S. government imposed bans and restrictions on travel between the United States, Asia and certain other continents and countries and other countries have restricted travel to and from the United States. Although, the Commonwealth of Massachusetts has permitted businesses to re-open on a limited basis, we have implemented work-from-home policies for a vast majority of our employees. While we have implemented what we believe to be a reasonable protocol to ensure the safety and wellbeing of employees returning to the office, these measures may not be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. The effects of our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of any current or future restrictions and other limitations on our ability to conduct our business in the ordinary course. In connection with these measures, we may be subject to claims based upon, arising out of or related to COVID-19 and our actions and responses thereto, including any determinations that we may make to continue to operate or to re-open our facilities where permitted by applicable law. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, financial condition, results of operations and growth prospects.

In addition, our planned clinical trials may be affected by the COVID-19 outbreak. Site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 outbreak. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 and adversely impact our planned clinical trial operations.

Furthermore, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, the pandemic could result in significant and prolonged disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

While we expect the COVID-19 pandemic to continue to adversely affect our business operations, the extent of the impact on our development and regulatory efforts and the future value of and market for our common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the U.S. and in other countries, and the effectiveness of actions taken globally to contain and treat COVID-19. In addition, to the extent the evolving effects of the COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section.

We may rely on third parties to manufacture our clinical product supplies, and we may rely on third parties to produce and process our product candidates, if licensed.

We currently intend to establish facilities to manufacture our clinical scale product candidates for our Phase 1 and Phase 2 clinical trials for TSC-100, TSC-101, TSC-102, TSC-200, TSC-201, TSC-202, and TSC-203. However, we rely on outside vendors to manufacture supplies for our manufacturing process, and we expect to rely on outside vendors to manufacture our product candidates for registration-enabling additional clinical trials as well as commercial sales. We have not yet caused any product candidates to be manufactured or processed on a commercial scale and may not be able to do so for any of our product candidates. We plan to make changes as we work to optimize the manufacturing process. For example, we may switch or be required to switch from research-grade materials to commercial-grade materials in order to get regulatory approval of our product candidates, which could delay regulatory approval, if any. We cannot be sure that even minor changes in the process will result in therapies that are safe and effective and licensed for commercial sale. In addition, changes in the manufacturing process may result in the need to conduct additional bridging clinical trials to demonstrate product comparability.

The facilities used by us or any contract manufacturers to manufacture our product candidates must be approved by the FDA or other foreign regulatory authorities following inspections that will be conducted after we submit an application to the FDA or other foreign regulatory authorities. If we engage contract manufacturers, we may not control the manufacturing process of, and may be completely dependent on, such contract manufacturing partners for compliance with cGMPs and any other regulatory requirements of the FDA or other regulatory authorities for the manufacture of our product candidates. We have limited control over the ability of any contract manufacturers we engage to maintain adequate quality control, quality assurance and qualified personnel. Even with oversight, the third party may not be able to meet proper quality standard or its contractual obligations. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if licensed.

We, and any contract manufacturers we engage for registration-enabling clinical trials, may experience manufacturing difficulties due to limited manufacturing experience, resource constraints or as a result of labor disputes, the ongoing COVID-19 pandemic, the U.S.-China trade war or unstable political environments. If we or any contract manufacturers we engage were to encounter any of these difficulties, our ability to manufacture sufficient product supply for our preclinical studies and clinical trials, or to provide products for patients once approved, would be jeopardized.

Many of the materials and regents we expect to use in our processes are single or sole source, and/or have limited stability and as such supply disruptions could materially impact our ability to develop or manufacture products. For example, the type of cell culture media and cryopreservation buffer that we currently use in our manufacturing process for TSC-100 and TSC-101 are each only available from a limited number of suppliers. In addition, the cell processing equipment and tubing that we use in our current manufacturing process is currently sourced from a single supplier. Any interruption in the supply by those single source suppliers could impact our ability to continue development of any and all of our product candidates on the anticipated timelines or at all.

We cannot guarantee that our product candidates will show any functionality in the solid tumor microenvironment.

There are no approved TCR-T immunotherapies for solid tumors. While we plan to develop product candidates for use in solid tumors, including TSC-200, we cannot guarantee that our product candidates will show any functionality in the solid tumor microenvironment. The cellular environment in which solid tumor cells thrive is generally hostile to T cells due to factors such as the presence of immunosuppressive cells, humoral factors and limited access to nutrients. Our TCR-T-based product candidates may not be able to access the solid tumor, and even if they do, they may not be able to exert anti-tumor effects in a hostile tumor microenvironment. As a result, our product candidates may not demonstrate potency in solid tumors. If we are unable to make our product candidates function in solid tumors, our development plans and business may be significantly harmed.

Since the number of patients that we plan to dose in our initial clinical trials may be small, the results from such clinical trial, once completed, may be less reliable than results achieved in larger clinical trials, which may hinder our efforts to obtain regulatory approval for our product candidates.

The preliminary results of clinical trials with smaller sample sizes can be disproportionately influenced by various biases associated with the conduct of small clinical trials, such as the potential failure of the smaller sample size to accurately depict the features of the broader patient population, which limits the ability to generalize the results across a broader community, thus making the clinical trial results less reliable than clinical trials with a larger number of patients. As a result, there may be less certainty that such product candidates would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials, we may not achieve a statistically significant result or the same level of statistical significance, if any, that we might have anticipated based on the results observed in our initial clinical trials. In addition, patients who are undergoing allogeneic hematopoietic cell transplantation are very sick and may pass away from complications of their standard clinical transplantation thus making it difficult to ascertain the beneficial effects of the added T-cell therapy. Further, toxicities of the T-cell therapy would be difficult to distinguish from the toxicity of the transplantation itself.

We may not be able to file INDs or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

We expect to submit an IND for TSC-100 and TSC-101 in the fourth quarter of 2021 and submit IND applications for at least three of our four solid tumor TCR-T therapy candidates in the second half of 2022, with the fourth IND expected to be filed in 2023. However, we may not be able to file such INDs on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs.

In addition, one of our key goals is to develop treatments consisting of a combination of TCR-T therapies, which we refer to as multiplexed TCR-T therapy. Our plan is to assess the safety and preliminary efficacy of multiplexed TCR-T therapy early in the clinical development of our product candidates (e.g., Phase 1). We cannot guarantee, however, that the FDA will permit us to combine our product candidates with each other in a multiplexed TCR-T therapy before more extensive safety data are available for each individual product candidate or each variation or combination of a multiplexed TCR-T therapy. Any such requirements could result in material delays in the development timelines of our multiplexed TCR-T therapy candidates.

Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, require expansion of the trial size, limit their commercial potential, or result in significant negative consequences.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities, including IRBs, to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of subjects and limited duration of exposure, rare and severe side effects of our product candidates may only be uncovered with a significantly larger number of patients exposed to the drug. Because of the design of the dose escalation of our our planned Phase 1 clinical trials, undesirable side effects could also result in an expansion in the size of our clinical trials, increasing the expected costs and timeline of our clinical trials. Additionally, results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics, which may stem from our therapies specifically or may be due to an illness from which the clinical trial subject is suffering.

For example, there could be an increased risk of graft-versus-host disease (GvHD) with the TCR-T treatment. GvHD is a common toxicity in patients undergoing allogeneic hematopoietic stem cell transplantation, the focus of our liquid tumor program. GvHD occurs because donor T cells, which are part of the standard stem cell product, misrecognize antigens in the patient as foreign and attack tissues and organs that express those antigens. GvHD may be worsened by our TCR-T therapy candidates because they are derived from donor T cells. While the engineered T cells express a new T-cell receptor that is specific for the intended target antigen and is not expected to cause GvHD, those T cells may have low levels of endogenous T-cell receptors that have the potential to misrecognize patient antigens as foreign and worsen GvHD.

In solid tumor patients, autoimmunity may occur after TCR-T treatment. TCR-T therapies are generated from a patient’s own T cells isolated from their peripheral blood. There is a risk that this process will expand a patient’s own T cell that has autoreactivity, or that may recognize healthy cells, and upon re-infusion may trigger an autoimmune reaction resulting in damage to normal tissues and potentially even death.

Autoimmune reaction triggered by an interaction between a patient’s naturally occurring antibodies and engineered T cells is a theoretical safety risk of product candidates we develop using our proprietary platform. If a patient’s self-generated antibodies were directed to a target expressed on the surface of cells in normal tissue (autoantibodies), engineered T cells would be directed to attack these same tissues, potentially resulting in off-tumor effects. These autoantibodies may be present whether or not the patient has an active autoimmune disease. In our clinical testing, we plan to take steps to minimize the likelihood that this occurs, for example by excluding patients with a history of severe autoimmune disease from our trials. There is no guarantee, however, that we will not observe autoimmune reactions in the future and no guarantee that if we do, that we will be able to implement interventions to address the risk.

In addition, immunogenicity, which is the reaction between a patient’s immune system and a foreign protein outside of the autoimmune context, is an additional theoretical safety risk of product candidates we develop using our proprietary platform. Patients’ immune systems may recognize the TCR construct on the TCR-T product as a foreign protein and fight against it, potentially rendering it ineffective, or even provoking an allergic/anaphylactoid response or other adverse side effects. The immunogenic potential of novel therapeutics like TCR-T therapies is difficult to predict. There is no guarantee that we will not observe immunogenic reactions in the future and no guarantee that if we do, that we will be able to implement interventions to address the risk.

If unacceptable toxicities arise in the development of our product candidates, we could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities, or local regulatory authorities such as IRBs, could order us to cease clinical trials. Competent national health authorities, such as the FDA, could also deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from T-cell therapy are not normally encountered in the general patient population and by medical personnel. We expect to have to train medical personnel using our product candidates to understand the side effect profile of our product candidates for both our planned clinical trials and upon any commercialization of any product candidates, if licensed. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient deaths. Any of these occurrences may significantly harm our reputation as well as business, financial condition and prospects.

Certain patients may lack sufficient T Cells for our autologous product candidates to be effective.

For autologous TCR-T therapy, our TCR-T therapy candidates are manufactured by using a vector to insert genetic information encoding the TCR construct into the patient’s own T cells. This manufacturing process is dependent on a collecting a sufficient number of T cells from the patient. We may not be able to effectively treat some patients if they have an insufficient number of T cells to enable our manufacturing process, which could adversely impact our ability to progress the clinical development of such product candidates and could also adversely impact the commercial viability of such product candidates.

Our product candidates may target healthy cells expressing target antigens leading to potentially fatal adverse effects.

Our product candidates target specific antigens that are also expressed on healthy cells. Our product candidates may target healthy cells, leading to serious and potentially fatal adverse effects. In our planned clinical trials of our product candidates, we plan to use a dose escalation model to closely monitor the effect of our product candidates on vital organs and other potential side effects. Even though we intend to closely monitor the side effects of our product candidates in both preclinical studies and clinical trials, we cannot guarantee that products will not target and kill healthy cells.

Our product candidates may have serious and potentially fatal cross-reactivity to other peptides or protein sequences within the body.

Our product candidates may recognize and bind to a peptide unrelated to the target antigen to which it is designed to bind. If this peptide is expressed within normal tissues, our product candidates may target and kill the normal tissue in a patient, leading to serious and potentially fatal adverse effects. Detection of any cross-reactivity may halt or delay any ongoing clinical trials for any TCR-T therapy candidate and prevent or delay regulatory approval. Unknown cross-reactivity of the TCR-T binding domain to related proteins could also occur. We have also developed a preclinical screening process to identify cross-reactivity of T-cell binders. Any cross-reactivity that impacts patient safety could materially impact our ability to advance our product candidates into clinical trials or to proceed to marketing approval and commercialization.

The vectors used to manufacture our TCR-T therapies may incorrectly modify the genetic material of a patient’s T cells, potentially triggering the development of a new cancer or other adverse events.

Our TCR-T therapy candidates are manufactured by using a vector to insert genetic information encoding the TCR construct into the patient’s T cells. The TCR construct is then integrated into the natural TCR complex and transported to the surface of the patient’s T cells. Because the vector modifies the genetic information of the T cell, there is a risk that modification will occur in the wrong place in the T cell’s genetic code, leading to vector-related insertional oncogenesis, and causing the T cell to become cancerous. If the cancerous T cell is then administered to the patient with the TCR-T therapy candidates, the cancerous T cell could trigger the development of a new cancer in the patient. We use non-viral transposon / transposase or lentiviral vectors to insert genetic information into T cells. The risk of insertional oncogenesis remains a concern for gene therapy and we cannot assure that it will not occur in any of our ongoing or planned preclinical studies or clinical trials. There is also the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of vectors used to carry the genetic material. The FDA has stated that vectors possess characteristics that may pose high risks of delayed adverse events. Non-viral transposon/transposase systems have limited clinical history and such their safety profile is still to be determined . If any such adverse events occur, further advancement of our preclinical studies or clinical trials could be halted or delayed, which would have a material adverse effect on our business and operations.

 If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends on, among other things, our ability to enroll a sufficient number of patients who remain in the clinical trial until its conclusion. The enrollment of patients depends on many factors, including:

•

the patient eligibility criteria defined in the clinical trial protocol, particularly those who meet the requisite genetic criteria. For example, for our liquid tumor program, patients would have to be HLA-A*02:01 positive and positive for the minor antigen HA-1 or HA-2 to be eligible for treatment with TSC-100 or TSC-101, respectively;

•

for our liquid tumor program, the ability to find a donor who has to be mismatched with the patient either for the HLA type or the minor antigen type to ensure that the engineered T-cell therapy does not recognize donor-derived blood cells;

•	the impact of the COVID-19 pandemic on clinical trial initiation and enrollment;
•	the size of the patient population required for analysis of the clinical trial’s primary endpoints;

•	the proximity of patients to clinical trial sites;
•	the design of the clinical trial;
•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•	our ability to obtain and maintain patient consents;
•	reporting of the preliminary results of any of our clinical trials;
•

risk that patients enrolled in clinical trials will drop out of the clinical or pass away from disease-related complications or complications from their standard clinical therapy before they can experience benefits of the engineered T-cell therapy ; and

•	for patients in our solid tumor program, the patients need for sufficient T cells in order for the engineered T-cell product to be manufactured from their autologous T cells.

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us because some patients who might have opted to enroll in our clinical trials may instead opt to enroll in a clinical trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. Moreover, because our product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy and hematopoietic stem cell transplantation, rather than enroll patients in any future clinical trial. Additionally, because some of our clinical trials are expected to be in patients with relapsed/refractory cancer, the patients are typically in the late stages of their disease and may experience disease progression independent from our product candidates, making them unevaluable for purposes of the clinical trial and requiring additional patient enrollment.

Delays in completing patient enrollment may result in increased costs or may affect the timing or outcome of our ongoing and planned clinical trials, which could prevent completion or commencement of these clinical trials and adversely affect our ability to advance the development of our product candidates.

Research and development of biopharmaceutical products is inherently risky. We may not be successful in our efforts to use and enhance our TScan technology discovery platform and TCR technologies to create a pipeline of product candidates and develop commercially successful products, or we may expend our limited resources on programs that do not yield a successful product candidate and fail to capitalize on product candidates or diseases that may be more profitable or for which there is a greater likelihood of success. If we fail to develop additional product candidates, our commercial opportunity will be limited.

A key element of our strategy is to use our TScan technology discovery platform to discover the targets of T-cells in oncology, autoimmune and infectious disease applications to build a pipeline of novel product candidates. We and our collaborators are simultaneously pursuing clinical development of multiple product candidates developed employing our TCR technologies.

We are at an early stage of development and our TScan technology discovery platform has not yet led, and may never lead, to approved or commercially successful products. All of our current product candidates are being developed by leveraging the same or similar underlying proprietary platform, manufacturing process and development program. As a result, an issue with one product candidate or failure of any one program to obtain regulatory approval could lead to a failure of our entire pipeline of product candidates.

Even if we are successful in continuing to build our pipeline, obtaining regulatory approvals and commercializing additional product candidates may require substantial additional funding and are prone to the risks of failure inherent in medical product development.

Investment in biopharmaceutical product development involves significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval, and become commercially viable. We cannot provide any assurance that we will be able to successfully advance any of these additional product candidates through the development process. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development or commercialization for many reasons, including the following:

•	our research methodology, including our screening technology, may not successfully identify additional product candidates;
•	our pursuit of difficult-to-drug targets may make it challenging to design potential product candidates;

•

results of clinical trials conducted by others on similar indications or on compounds with similar mechanisms of action could result in our having to conduct additional or cost prohibitive clinical trials, which could delay development and possibly make commercialization prohibitively expensive;

•	we may encounter product manufacturing difficulties that limit yield, produce undesirable characteristics, that increase the cost of goods, cause delays, or make the product candidates unmarketable;
•	our product candidates may cause adverse effects in patients or subjects, even after successful initial toxicology studies, which may make the product candidates unmarketable;
•	our product candidates may not demonstrate a meaningful benefit to patients or subjects; and
•	our collaboration partners may change their development profiles or plans for potential product candidates or abandon a therapeutic area or the development of a partnered product.

If any of these events occur, we may be forced to abandon our development efforts for a program or programs, which would have a material adverse effect on our business, operating results and prospects and could potentially cause us to cease operations. Research programs to identify new product candidates require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful.

If we are unable to identify suitable compounds for preclinical and clinical development, we will not be able to obtain revenues from sale of drugs in future periods, which likely would result in significant harm to our business prospects and financial position.

The market opportunities for our product candidates may be relatively small as it will be limited to those patients who are ineligible for or have failed prior treatments and our estimates of the prevalence of our target patient populations may be inaccurate.

Cancer therapies are sometimes characterized as first line, second line, or third line, and the FDA often approves new therapies initially only for a particular line of use. When cancer is detected early enough, first line therapy is sometimes adequate to cure the cancer or prolong life without a cure. Whenever first line therapy, usually chemotherapy, antibody drugs, tumor-targeted small molecules, hormone therapy, radiation therapy, surgery, or a combination of these, proves unsuccessful, second line therapy may be administered. Second line therapies often consist of more chemotherapy, radiation, antibody drugs, tumor-targeted small molecules, or a combination of these. Third line therapies can include hematopoietic stem cell transplantation in certain cancers, chemotherapy, antibody drugs and small molecule tumor-targeted therapies, more invasive forms of surgery and new technologies. We expect to initially seek approval of our product candidates in most instances at least as a second or third line therapy, for use in patients to prevent relapse in patients undergoing hematopoietic stem cell transplantation. Subsequently, for those product candidates that prove to be sufficiently safe and beneficial, if any, we would expect to seek approval as a second line therapy and potentially as a first line therapy, but there is no guarantee that our product candidates, even if licensed as a second or third or subsequent line of therapy, would be licensed for an earlier line of therapy, and, prior to any such approvals, we may have to conduct additional clinical trials. Consequently, the potentially addressable patient population for our product candidates may be extremely limited or may not be amenable to treatment with our product candidates.

Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers in a position to receive a particular line of therapy and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations or market research, and may prove to be incorrect. Further, new therapies may change the estimated incidence or prevalence of the cancers that we are targeting. Consequently, even if our product candidates are approved for a second or third line of therapy, the number of patients that may be eligible for treatment with our product candidates may turn out to be much lower than expected.

Our product candidates rely on the use of protein binding domains, or binders, to target specific cancers, which we may develop or which may be developed by third parties. We are limited in our ability to apply our product candidates to a wider range of potential target cancers by our ability to develop, partner for or acquire these binders on commercially reasonable terms.

TCR-T therapies require the use of antigen-specific protein binding domains, or binders, which guide the TCR-Ts and bind to the antigens on the surface of a tumor to target specific types of cancers. Our ability to develop and commercialize our product candidates will depend on our ability to develop these binders or partner for such binders on commercially reasonable terms for use in clinical trials as well as the availability of such binders for use in commercialized products, if licensed. We cannot ensure that we will have a steady supply of binders that we can utilize in combination with the TCR construct to develop future product candidates. If we are unable to enter into such collaborations on commercially reasonable terms or fail to realize the benefits of any such collaboration, we may be limited to using antibody fragments that we are able to independently develop which may limit the ability of our product candidates to target and kill cancer cells.

The failure to enter into a successful collaboration or to develop our own binders may delay our development timelines, increase our costs and jeopardize our ability to develop future product candidates as a commercially viable drug, which could result in delays in product development and harm our business.

We currently have no marketing and sales organization and have no experience as a company in marketing products. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, if licensed, we may not be able to generate product revenue.

We currently have no sales, marketing or distribution capabilities and have no experience as a company in marketing products. We intend to develop an in-house marketing organization and sales force, which will require significant capital expenditures, management resources and time. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.

If we are unable or decide not to establish internal sales, marketing and distribution capabilities, we will pursue collaborative arrangements regarding the sales and marketing of our product candidates, if licensed. However, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if we are able to do so, that they will have effective sales forces. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates.

There can be no assurance that we will be able to develop in-house sales and distribution capabilities or establish or maintain relationships with third party collaborators to commercialize any product in the United States or overseas.

Even if we obtain regulatory approval of our product candidates, the products may not gain market acceptance among physicians, patients, hospitals, cancer treatment centers and others in the medical community.

The use of engineered T cells as a potential cancer treatment is a recent development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers and others in the medical community. Various factors will influence whether our product candidates are accepted in the market, including:

•	the clinical indications for which our product candidates are licensed;
•	physicians, hospitals, cancer treatment centers and patients considering our product candidates as a safe and effective treatment;
•	the potential and perceived advantages of our product candidates over alternative treatments;
•	our ability to demonstrate the advantages of our product candidates over other TCR-T therapies;
•	the prevalence and severity of any side effects;
•	the prevalence and severity of any side effects for other adoptive cell therapies, TCR-T therapies and public perception of other adoptive cell therapies, TCR-T therapies;
•	product labeling or product insert requirements of the FDA or other regulatory authorities;
•	limitations or warnings contained in the labeling approved by the FDA;
•	the timing of market introduction of our product candidates as well as competitive products;
•	the cost of treatment in relation to alternative treatments;
•	the availability of adequate coverage, reimbursement and pricing by third party payors and government authorities;
•	willingness of patients to pay out-of-pocket in the absence of coverage by third party payors and government authorities;
•	relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies; and
•	the effectiveness of our sales and marketing efforts.

In addition, although we are not utilizing embryonic stem cells or replication competent vectors, adverse publicity due to the ethical and social controversies surrounding the therapeutic use of such technologies, and reported side effects from any clinical trials using these technologies or the failure of such clinical trials to demonstrate that these therapies are safe and effective may limit market acceptance of our product candidates. If our product candidates are licensed but fail to achieve market acceptance among physicians, patients, hospitals, cancer treatment centers or others in the medical community, we will not be able to generate significant revenue.

In addition, although our product candidates differ in certain ways from other TCR-T therapy approaches, serious adverse events or deaths in other clinical trials involving engineered TCR, or other T-cell products or with our use of licensed TCR-T therapy candidates, even if not ultimately attributable to our product candidates, could result in increased government regulation, unfavorable public perception and publicity, potential regulatory delays in the testing or licensing of our product candidates, stricter labeling requirements for those product candidates that are licensed, and a decrease in demand for any such product candidates.

Even if our product candidates achieve market acceptance, we may not be able to maintain that market acceptance over time if new products or technologies are introduced that are more favorably received than our product candidates, are more cost effective or render our product candidates obsolete.

A variety of risks associated with marketing our product candidates internationally could materially adversely affect our business.

We plan to seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

•	differing regulatory requirements in foreign countries;
•	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign taxes, including withholding of payroll taxes;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•	difficulties staffing and managing foreign operations;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	potential liability under the Foreign Corrupt Practices Act of 1977 or comparable foreign regulations;
•

challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•	business interruptions resulting from geo-political actions, including war and terrorism.

These and other risks associated with international operations may materially adversely affect our ability to attain or maintain profitable operations.

We face significant competition, and our operating results will suffer if we fail to compete effectively.

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Our competitors may be able to develop other products or drugs that are able to achieve similar or better results. Our potential competitors include larger biotechnology and pharmaceutical companies with greater resources than us, academic institutions, governmental agencies, public and private research institutions and early stage or smaller companies. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff, experienced marketing and manufacturing organizations and well-established sales forces. Further, our competitors may have more financial resources, greater access to capital and diversified product offerings and revenue sources which may give our competitors an advantage over us in weathering the effects of the ongoing COVID-19 global pandemic. In addition, many of these competitors are active in seeking patent protection and licensing arrangements in anticipation of collecting royalties for use of technology that they have developed. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized or less costly than our product candidates or may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products. We believe the key competitive factors that will affect the development and commercial success of our product candidates are safety, potency, purity, tolerability, reliability, convenience of use, price and reimbursement.

Specifically, by genetically engineering T-cell therapies, we face significant competition in the TCR space from multiple companies, including Kite Pharma Inc., a subsidiary of Gilead, Inc., Adaptimmune Therapeutics, Plc., Juno Therapeutics, Inc., a subsidiary of Bristol-Myers Squibb, Inc. (including Yescarta, which is approved for the treatment for your large B-cell lymphoma or follicular lymphoma, two types of non-Hodgkin lymphoma), Iovance Biotherapeutics, Inc., Achilles Therapeutics plc, Geneos Therapeutics, Inc., PACT Pharma, Inc., Celyad, S.A., Fate Therapeutics, Inc., Nkarta, Inc., Medigene AG, Ziopharm Oncology, Inc., Bayer AG, Novartis AG (including Kymriah, which is approved for the treatment of B-cell acute lymphoblastic leukemia), Selecta Biosciences, Inc., TCR2 Therapeutics Inc., Adaptive Therapeutics, Inc., Immatics US, Inc., Lyell Immunopharma, Inc., Allogene Therapeutics, Inc., Sana Biotechnology, Inc., 3T Biosciences, Inc. and Regeneron Pharmaceuticals, Inc. Even if we obtain regulatory approval of our product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances. Moreover, the development and manufacturing costs associated with engineered T-cell therapies may make it difficult to compete with alternative products that may be simpler and cheaper to develop and manufacture.

Our internal computer systems, or those used by our third party CROs or other contractors or consultants, may fail or suffer security breaches or other unauthorized or improper access, which could result in a material disruption of the development programs of our product candidates.

Despite the implementation of security measures, our internal computer systems and those of our current and future CROs and other contractors and consultants are vulnerable to a variety of disruptions and data privacy and information security incidents, including data breaches, attacks by hackers and other malicious third parties (including the deployment of computer viruses, malware, ransomware, denial-of-service attacks, social engineering, and other events that affect service reliability and threaten the confidentiality, integrity, and availability of information), unauthorized access, natural disasters, fires, terrorism, war, telecommunications or electrical interruptions or failures, employee error or malfeasance or other malicious or inadvertent disruptions. Additionally, the increased usage of computers operated on home networks due to shelter-in-place, stay-at-home advisories or similar restrictions related to the COVID-19 pandemic may make our or our partners’ systems more susceptible to security breaches. While we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of data from completed or future preclinical studies and clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, to the extent we rely on third parties for the manufacture of our product candidates and to conduct clinical trials, similar events relating to their computer systems could also have a material adverse effect on our business, financial condition, results of operations and prospects.

Unauthorized disclosure of sensitive or confidential data, including personally identifiable information, whether through a breach of computer systems, systems failure, employee negligence, fraud or misappropriation, or otherwise, or unauthorized access to or through our information systems and networks, whether by our employees or third parties, could result in negative publicity, legal liability and damage to our reputation. Unauthorized disclosure of personally identifiable information could also expose us to sanctions for violations of data privacy laws and regulations around the world.

As we become more dependent on information technologies to conduct our operations, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, may increase in frequency and sophistication. These threats pose a risk to the security of our systems and networks and to the confidentiality, availability and integrity of our data, and these risks apply both to us and to third parties on whose systems we rely for the conduct of our business. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, we and our partners or collaborators may be unable to anticipate these techniques or to implement adequate preventative measures. Further, we do not have any control over the operations of the facilities or technology of our cloud and service providers, including any third party vendors that collect, process and store personal data on our behalf. Our systems, servers and platforms and those of our service providers may be vulnerable to computer viruses or physical or electronic break-ins that our or their security measures may not detect. Individuals able to circumvent such security measures may misappropriate our confidential or proprietary information, disrupt our operations, damage our computers or otherwise impair our reputation and business. We may need to expend significant resources and make significant capital investments to protect against security breaches or to mitigate the impact of any such breaches. There can be no assurance that we or our third party providers will be successful in preventing cyber-attacks or successfully mitigating their effects. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

Security incidents, loss of data or modification of information, and other disruptions could compromise information related to our business or prevent us from accessing critical information, result in a significant disruption of our activities and expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we collect and store information, including personal information, intellectual property and proprietary business information that we own or control or have an obligation to protect. For example, we collect and store research and development information, employee data, commercial information, customer information and business and financial information. We and our service providers, including security and infrastructure vendors, manage and maintain our data using a combination of on-site systems and cloud-based data centers. We face a number of risks related to protecting critical information, including inappropriate use or disclosure, unauthorized access or acquisition, or inappropriate modification of, critical information. We also face the risk of being unable to access our critical information or technology systems due to actual or threats of ransomware, unauthorized encryption, or other malicious activity. We face the risk of being unable to adequately monitor, audit and modify our controls over our critical information. These risks extend to third party service providers and subcontractors we use to assist us in managing our information or otherwise process it on our behalf. The secure processing, storage, maintenance and transmission of our critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information.

Although we take reasonable measures to protect critical information and other data from unauthorized access, acquisition, use or disclosure, our information technology and infrastructure and that of our service providers handling and storing information on our behalf may be vulnerable to a variety of disruptions, including data breaches, attacks by hackers and other malicious third parties (including the deployment of computer viruses, malware, ransomware, denial-of-service attacks, social engineering, and other events that affect service reliability and threaten the confidentiality, integrity, and availability of information), unauthorized access, natural disasters, fires, terrorism, war, telecommunications or electrical interruptions or failures, employee error or malfeasance or other malicious or inadvertent disruptions. In particular, the risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures that are effective against all such security threats. Because the techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates or terrorist organizations, we and our services providers and other partners may be unable to anticipate these techniques or implement adequate preventative measures. Further, we do not have any control over the operations of the facilities or technology of third parties that collect, process and store sensitive information on our behalf. Any unauthorized access or acquisition, breach, or other loss, of information could result in legal claims or proceedings, and liability under federal, state or foreign laws regarding the privacy and protection of information, including personal information, and could disrupt our operations and harm our reputation. In addition, notice of breaches may be required to affected individuals, regulators, credit reporting agencies or the media. Any such publication or notice could harm our reputation and our ability to compete. The financial exposure from the events referenced above could either not be insured against or not be fully covered through any insurance that we may maintain, and there can be no assurance that the limitations of liability in any of our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages as a result of the events referenced above. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Manufacturing

Manufacturing and administering our product candidates is complex and we may encounter difficulties in production, particularly with respect to process development or scaling up of our manufacturing capabilities. If we encounter such difficulties, our ability to provide supply of our TCR-T therapy candidates for clinical trials or for commercial purposes could be delayed or stopped.

The process of manufacturing and administering our product candidates is complex and highly regulated. The manufacture of our product candidates involves complex processes, including the manufacture of a transposon containing the genetic information for our TCR construct, a transposase used to insert the transposon genetic information into the T-cell genome, and manufacturing operations to ensure the safety, integrity, strength, purity, and quality of the final product. More specifically, the manufacture of our product candidates includes harvesting white blood cells from the patient, isolating certain T cells from the white blood cells, combining patient T cells with our delivery vector through a process known as transduction, selection of modified T cells from the population, expanding the selected transduced T cells to obtain the desired dose, aseptically filling product into vessels suitable for storage, distribution, and clinical dosing, and ultimately infusing the modified T cells back into the patient’s body. As a result of the complexities entailed in this process, our manufacturing and supply costs will be higher than those at more traditional manufacturing processes and the manufacturing process is less reliable and more difficult to reproduce. Additionally, the number of facilities that are capable of harvesting patients’ cells for the manufacture of our product candidates and other autologous cell therapy products and product candidates is limited. As the number of autologous cell therapy products and product candidates increases, the limited number of facilities capable of harvesting patients’ cells could result in delays in the manufacture and administration of our product candidates.

Although we plan to futher expand our existing manufacturing facility, we currently rely on third parties for the manufacture of our vector and other components of our manufacturing process. These third party manufacturers may incorporate their own proprietary processes into our components. We have limited control and oversight of a third party’s proprietary process, and a third party may elect to modify its process without our consent or knowledge. These modifications could negatively impact our manufacturing, including product loss or failure that requires additional manufacturing runs or a change in manufacturer, both of which could significantly increase the cost of and significantly delay the manufacture of our product candidates. In addition, we are currently reliant on a single manufacturer for our transposon and transposase, and many of the critical raw materials and reagents used in the process are single or sole source. These third party providers may not be able to provide adequate resources, capacity to meet our needs, timely delivery of material, or may change internal processes or specifications that adversely affect our process or product candidates.

Our manufacturing process is and will be susceptible to product loss or failure due to logistical issues, manufacturing issues associated with the differences in patients’ white blood cells, interruptions in the manufacturing process or supply chain, contamination, equipment or reagent failure, process design flaws, operator error, power failures, supplier error and variability in patient characteristics. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, product rejection, or other supply disruptions. If for any reason we lose a patient’s white blood cells, such material gets contaminated or processing steps fail at any point, the manufacturing process of the TCR-T therapy candidate for that patient will need to be restarted, if possible, and the resulting delay may adversely affect that patient’s outcome. If microbial, viral, or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates or critical raw materials or reagents are made or administered, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

As our product candidates progress through preclinical studies and clinical trials towards licensure and commercialization, it is expected that various aspects of the manufacturing and administration process will be altered in an effort to optimize processes and results. We have already identified some improvements to our manufacturing and administration processes, but these changes may not achieve the intended objectives, and could cause our product candidates to perform inadequately affecting the results of ongoing or future clinical trials. In addition, such changes may require amendments to be made to regulatory applications or necessitate development of new or additional TCR constructs and further clinical testing, which may further delay the timeframes under which modified manufacturing processes can be used for any of our product candidates.

Developing a commercially viable process is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, increased costs, potential problems with process scale-out or scale-up, process reproducibility, stability issues, lot consistency, facility suitability or capacity, staffing, and availability of reagents or raw materials. Competitors have had difficulty reliably producing T-cell therapies in the commercial setting. If we experience similar challenges manufacturing product candidates to approved specifications, this may limit our product candidates’ utilization and our ability to receive payment for these product candidates once approved. We may ultimately be unable to reduce the expenses associated with our product candidates to levels that will allow us to achieve a profitable return on investment.

We plan to further expand our existing manufacturing facility and infrastructure in lieu of relying on third parties for the manufacture of our product candidates for certain clinical purposes and the use of third party manufacturing suites, which will be costly, time-consuming, and which may not be successful.

We are in the process of expanding our existing manufacturing capacity to support our Phase 1 and Phase 2 clinical trials for TSC-100, TSC-101, TSC-102, TSC-200, TSC-201, TSC-202, and TSC-203. We have no experience as a company in setting up, building or managing a manufacturing facility or manufacturing suite, and may never be successful in developing our own manufacturing suite, manufacturing facility or manufacturing capability. We will need to hire additional personnel to manage our operations and facilities and develop the necessary infrastructure to continue the research and development, and eventual commercialization, if licensed, of our product candidates. If we fail to recruit the required personnel, manage our growth effectively, have inadequate facility design or construction, or fail to select the correct location, the development and production of our product candidates could be curtailed or delayed. Even if we are successful in establishing a manufacturing suite or manufacturing facility, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, design or construction flaws, labor shortages, supply disruptions, natural disasters, power failures and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

In addition, the FDA, the European Medicines Agency (EMA), and other foreign regulatory authorities may require us to submit samples of any lot of any licensed product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA, the EMA or other foreign regulatory authorities may require that we not distribute a lot until the relevant agency authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls, or inability to manufacture product in the future. Lot failures or product recalls could cause us to delay or forgo product launches or clinical trials, which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects. Problems in our manufacturing process could restrict our ability to meet market demand for our product candidates.

We also may encounter problems hiring and retaining the experienced scientific, quality-control and manufacturing personnel needed to operate our manufacturing processes and facility, which could result in delays in production or difficulties in maintaining compliance with applicable regulatory requirements.

Any problems in our manufacturing process or facilities could make us a less attractive collaborator for potential partners, including larger pharmaceutical companies and academic research institutions, which could limit our access to additional attractive development programs.

We may have difficulty validating our manufacturing process as we manufacture TCR-T therapy candidates from an increasingly diverse patient population for our clinical trials.

We have limited process development experience and have not yet established lot to lot or donor consistency with healthy or unhealthy donors. As we develop our clinical products, we may encounter unforeseen difficulties due to quality, quantity, supply timing, or variability issues with donor starting materials and may not be able to develop a robust process or incur additional costs or delays in developing a robust process due to starting material variation or supply.

Although we believe our current manufacturing process is scalable for commercialization, we may encounter challenges in validating our process due to the heterogeneity of the product starting material. While we anticipate that during the early phases of our clinical trials we will be able to adapt our process to account for these differences resulting in a more robust process, we cannot guarantee that issues relating to the heterogeneity of the starting material will not impact our ability to manufacture our product candidates for clinical or commercial distribution.

Risks Related to Government Regulation

The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.

We have not previously submitted a Biologics License Application (BLA) to the FDA or similar licensure applications to comparable foreign regulatory authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety, purity, and potency for each desired indication. The BLA must also include significant information regarding the manufacturing controls for the product. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and licensure may not be obtained.

We may also experience delays in completing planned clinical trials for a variety of reasons, including delays related to:

•	the availability of financial resources to commence and complete the planned trials;
•

reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

•	obtaining approval at each clinical trial site by an IRB or ethics committee;
•	recruiting suitable patients to participate in a clinical trial;
•	having patients complete a clinical trial or return for post-treatment follow-up;
•	clinical trial sites deviating from trial protocol or dropping out of a trial;
•	adding new clinical trial sites; or
•	manufacturing sufficient quantities of qualified materials under cGMPs, including current Good Tissue Practices (cGTPs), and applying them on a subject by subject basis for use in clinical trials.

We could also experience delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety, efficacy, potency and purity profiles. Further, a clinical trial may be suspended or terminated by us, the IRBs for the institutions in which such trials are being conducted, the Data Monitoring Committee for such trial, or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience termination of, or delays in the completion of, any clinical trial of our product candidates, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.

Securing regulatory approval also requires the submission of information about the biologic manufacturing process and inspection of manufacturing facilities by the relevant regulatory authority. The FDA or comparable foreign regulatory authorities may fail to approve our manufacturing processes or facilities, whether run by us or our contract manufacturing organizations (CMOs). In addition, if we make manufacturing changes to our product candidates in the future, we may need to conduct additional preclinical or clinical studies to bridge our modified product candidates to earlier versions.

Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may ultimately lead to the denial of regulatory approval of our product candidates.

We may be unable to obtain regulatory approval for our product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization of our product candidates and adversely impact our potential to generate revenue, our business and our results of operations.

The research, testing, manufacturing, labeling, licensure, sale, marketing and distribution of biologic products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, and such regulations differ from country to country. We are not permitted to market our product candidates in the United States or in any foreign countries until they receive the requisite licensure from the applicable regulatory authorities of such jurisdictions.

The FDA or any foreign regulatory authorities can delay, limit or deny licensure of our product candidates for many reasons, including:

•	our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory authority that any of our product candidates are safe, potent and pure;
•	the FDA’s or the applicable foreign regulatory agency’s disagreement with our trial protocol or the interpretation of data from preclinical studies or clinical trials;
•	our inability to demonstrate that the clinical and other benefits of any of our product candidates outweigh any safety or other perceived risks;
•	the FDA’s or the applicable foreign regulatory agency’s requirement for additional preclinical studies or clinical trials;
•	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for licensure;
•	the FDA’s or the applicable foreign regulatory agency’s failure to approve our manufacturing processes or facilities or those of third party manufacturers upon which we rely;
•

the potential for approval policies or regulations of the FDA or the applicable foreign regulatory authorities to significantly change in a manner rendering our clinical data insufficient for licensure;

•

the data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a BLA or other comparable submission in foreign jurisdictions or to obtain licensure of our product candidates in the United States or elsewhere; or

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

Any of these factors, many of which are beyond our control, may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations, and prospects. Of the large number of biological products in development, only a small percentage successfully complete the FDA or other regulatory approval processes and are commercialized. Even if we eventually complete clinical testing and receive licensure from the FDA or applicable foreign regulatory authorities for any of our product candidates, the FDA or the applicable foreign regulatory agency may grant licensure contingent on the performance of costly additional clinical trials which may be required after licensure. The FDA or the applicable foreign regulatory agency also may license our product candidates for a more limited indication or a narrower patient population than we originally requested, and the FDA, or applicable foreign regulatory agency, may not license our product candidates with the labeling that we believe is necessary or desirable for the successful commercialization of such product candidates.

In addition, even if the trials are successfully completed, preclinical and clinical data are often susceptible to varying interpretations and analyses, and we cannot guarantee that the FDA or comparable foreign regulatory authorities will interpret the results as we do, and more clinical trials could be required before we submit our product candidates for approval. To the extent that the results of the clinical trials are not satisfactory to the FDA or comparable foreign regulatory authorities for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional clinical trials in support of potential approval of our product candidates.

Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of our product candidates and would materially adversely impact our business and prospects.

We may seek orphan drug status for TSC-100, TSC-101, TSC-102, TSC-200, TSC-201, TSC-202, and TSC-203 and some of our other future product candidates, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug status, including market exclusivity, which may cause our revenue, if any, to be reduced.

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting a BLA. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a BLA, to market the same biologic for the same indication for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan drug exclusivity or if FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. As a result, even if one of our product candidates receives orphan exclusivity, the FDA can still approve other drugs that have a different active ingredient for use in treating the same indication or disease. Furthermore, the FDA can waive orphan exclusivity if we are unable to manufacture sufficient supply of our product.

We may seek orphan drug designation for TSC-100, TSC-101, TSC-102, TSC-200, TSC-201, TSC-202, and TSC-203 and some or all of our other future product candidates in additional orphan indications in which there is a medically plausible basis for the use of these products. Even when we obtain orphan drug designation, exclusive marketing rights in the United States may be limited if we seek licensure for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, although we intend to seek orphan drug designation for other product candidates, we may never receive such designations.

On August 3, 2017, the Congress passed the FDA Reauthorization Act of 2017 (FDARA). FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The new legislation reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

A Breakthrough Therapy designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We plan to seek a Breakthrough Therapy designation for TSC-100, TSC-101, TSC-102, TSC-200, TSC-201 and TSC-202 and may seek Breakthrough Therapy designation for some or all of our future product candidates. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug, or biologic, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Biologics designated as breakthrough therapies by the FDA may also be eligible for other expedited approval programs, including Accelerated Approval.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or licensure compared to candidate products considered for licensure under non-expedited FDA review procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the product no longer meets the conditions for qualification. Thus, even though we intend to seek Breakthrough Therapy designation for TSC-100 and some or all of our future product candidates for the treatment of various cancers, there can be no assurance that we will receive breakthrough therapy designation.

A Fast Track designation by the FDA, even if granted for TSC-102, TSC-200, TSC-201, TSC-202, and TSC-203 or any other future product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation for a particular indication. We plan to seek Fast Track designation for TSC-100, TSC-101, TSC- 200, TSC-201, TSC 202, and TSC-203 and may seek Fast Track designation for certain of our future product candidates, but there is no assurance that the FDA will grant this status to any of our proposed product candidates. Marketing applications filed by sponsors of products in Fast Track development may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant Fast Track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive Fast Track designation, we may not experience a faster development process, review or licensure compared to conventional FDA procedures, and receiving a Fast Track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any Fast Track designation at any time.

Accelerated approval by the FDA, even if granted for TSC-100, TSC-101, TSC-102, TSC-200, TSC-201, TSC-202, and TSC-203 or any other future product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We plan to seek approval of TSC-100, TSC-101, TSC-102, TSC-200, TSC-201, TSC-202, and TSC-203, and may seek approval of future product candidates using FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (IMM) that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate FDA approval.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval and licensure procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for any of our product candidates for which we receive marketing approval is also subject to approval.

We may also submit marketing applications in other countries. Regulatory authorities in jurisdictions outside of the United States have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

In addition, the United Kingdom left the European Union on January 31, 2020, an event commonly referred to as “Brexit,” and following the “transition period,” on December 30, 2020, the European Union, the European Atomic Energy Community and the United Kingdom signed a Trade and Cooperation Agreement. Brexit imposes new regulatory costs and challenges that may have a material adverse effect on us and our operations. We may face decreased chances to obtain market approval for our product candidates in the European Union, including the possibility that the European Medicines Agency will not accept data from our clinical trials conducted in the United Kingdom or will only do so if we comply with certain conditions. Conversely, since a significant proportion of the United Kingdom’s regulatory framework affecting the pharmaceutical and biotechnological industry is derived from European Union directives and regulations, Brexit could materially alter the regulatory regime with respect to our product candidates in the United Kingdom, which may increase the time and costs associated with obtaining regulatory approval from the relevant authorities. It may also be time-consuming and expensive for us to alter our internal operations in order to comply with new regulations. Altered regulations could also add time and expense to the process by which our product candidates receive regulatory approval in the United Kingdom and the European Union.

Furthermore, following the Brexit vote, the European Union moved the European Medicines Agency’s headquarters from the United Kingdom to the Netherlands. This transition may cause disruption in the administrative and medical scientific links between the European Medicines Agency and the UK Medicines and Healthcare products Regulatory Agency, including delays in granting clinical trial authorization or marketing authorization, disruption of import and export of active substance and other components of new drug formulations and disruption of the supply chain for clinical trial product and final authorized formulations. The cumulative effects of the disruption to the regulatory framework may add considerably to the development lead time to marketing authorization and commercialization of products in the European Union and/or the United Kingdom.

Even if we receive regulatory approval of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety, potency and purity of the product candidate. The FDA may also require a risk evaluation and mitigation strategy in order to license our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs, cGTPs and good clinical practices (GCPs) for any clinical trials that we conduct post-licensure. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our manufacturing processes (or those of third parties we engage), or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of our product candidates, withdrawal of the product from the market or voluntary or mandatory product recalls;

•	revisions to the labeling, including limitation on approved uses or the addition of additional warnings, contraindications or other safety information, including boxed warnings;
•	imposition of a Risk Evaluation and Mitigation Strategy (REMS), which may include distribution or use restrictions;
•	requirements to conduct additional post-market clinical trials to assess the safety of the product;
•	fines, warning letters or holds on clinical trials;
•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;
•	product seizure or detention, or refusal to permit the import or export of our product candidates; and
•	injunctions or the imposition of civil or criminal penalties.

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

The insurance coverage and reimbursement status of newly-approved products is uncertain. Our product candidates may become subject to unfavorable pricing regulations, third party coverage and reimbursement practices, or healthcare reform initiatives, which would harm our business. Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drugs vary widely from country to country. In the United States, recently enacted legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if any product candidates we may develop obtain marketing approval.

In the United States and markets in other countries, patients generally rely on third party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments such as gene therapy products. Sales of these or other product candidates that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third party payors. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

Reimbursement by a third party payor may depend upon a number of factors, including, but not limited to, the third party payor’s determination that use of a product is:

•	a covered benefit under its health plan;
•	safe, effective and medically necessary;
•	appropriate for the specific patient;

•	cost-effective; and
•	neither experimental nor investigational.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In general, the prices of medicines under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for medicines, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits.

There is also significant uncertainty related to the insurance coverage and reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS, an agency within HHS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. No uniform policy of coverage and reimbursement for products exists among third party payors and coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours. Reimbursement agencies in Europe may be more conservative than CMS. For example, a number of cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European countries. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale, and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products we may develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize product candidates, and our overall financial condition.

Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Our inability to promptly obtain coverage and profitable reimbursement rates third party payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Increasingly, third party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. In order to obtain reimbursement, physicians may need to show that patients have superior treatment outcomes with our product candidates compared to standard of care drugs, including lower-priced biosimilar versions of standard of care drugs. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval for and commercialize our product candidates and affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval.

In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (Affordable Care Act or ACA), was signed into law, intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

Among the provisions of the Affordable Care Act that are of importance to our potential product candidates are the following:

•	an annual, nondeductible fee payable by any entity that manufactures, or imports specified branded prescription drugs and biologic agents;
•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
•	an increase in the discount rate for the federal 340B program to eligible hospitals;
•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices;
•	extension of manufacturers’ Medicaid rebate liability;
•	expansion of eligibility criteria for Medicaid programs;
•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. For example, legislation informally titled the Tax Cuts and Jobs Acts (TCJA) was enacted, which, among other things, removed penalties for not complying with the individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the Affordable Care Act are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear when the Supreme Court will make a decision. It is also unclear how other efforts to challenge, repeal or replace the Affordable Care Act will affect the law or our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. In addition, on January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, including hospitals, and an increase in the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain.

We expect that other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates, if approved.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Individual states in the United States have become increasingly aggressive in implementing regulations designed to contain pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. Legally mandated price controls on payment amounts by third party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

The impact of recent healthcare reform legislation and other changes in the healthcare industry and in healthcare spending on us is currently unknown, and may adversely affect our business model.

Our revenue prospects could be affected by changes in healthcare spending and policy in the United States and abroad. We operate in a highly regulated industry and new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could negatively impact our business, operations and financial condition.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future, including repeal, replacement or significant revisions to the Affordable Care Act. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•	the demand for our product candidates, if we obtain regulatory approval;
•	our ability to set a price that we believe is fair for our product candidates;
•	our ability to obtain coverage and reimbursement approval for a product candidate;
•	our ability to generate revenue and achieve or maintain profitability;
•	the level of taxes that we are required to pay; and
•	the availability of capital.

Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.

Regulatory requirements in the United States and abroad governing cell therapy products have changed frequently and may continue to change in the future, which could negatively impact our ability to complete clinical trials and commercialize our product candidates in a timely manner, if at all.

Regulatory requirements in the United States and abroad governing cell therapy products have changed frequently and may continue to change in the future. The FDA has established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research to consolidate the review of gene therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee, among others, to advise this review. Recently, the National Institutes of Health proposed to revise its guidelines for overseeing gene therapy research, including deleting the protocol registration and reporting requirements for certain therapies and eliminating Recombinant DNA Advisory Committee review and reporting requirements for human gene transfer research.

Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Separately, in response to the global COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

 Our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to: comply with the regulations of the FDA and other similar foreign regulatory authorities, provide true, complete and accurate information to the FDA and other similar foreign regulatory authorities, comply with manufacturing standards we have established, comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws and regulations will increase significantly, and our costs associated with compliance with such laws and regulations are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. The laws that may affect our ability to operate include, but are not limited to:

•

the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs;

•

federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other third party payors that are false or fraudulent or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government;

•

the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (for example, public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization;

•

the federal Physician Payment Sunshine Act, created under the Affordable Care Act and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance

Program (with certain exceptions) to report annually to HHS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Additionally, we are subject to state and foreign equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope and may apply regardless of the payor.

We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant criminal, civil and administrative sanctions including monetary penalties, damages, fines, disgorgement, individual imprisonment, and exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, reputational harm, and we may be required to curtail or restructure our operations, any of which could adversely affect our ability to operate our business and our results of operations.

The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to physicians is governed by the national anti-bribery laws of EU Member States, such as the U.K. Bribery Act 2010, or the Bribery Act. Infringement of these laws could result in substantial fines and imprisonment. Payments made to physicians in certain EU Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States.

These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

 We are currently subject to, and may in the future become subject to additional, federal, state and foreign laws and regulations, industry guidelines, and contractual requirements, imposing obligations on how we collect, store, use and process personal information. Our actual or perceived failure to comply with such obligations could harm our business. Ensuring compliance with such laws could also impair our efforts to maintain and expand our customer base, and thereby decrease our revenue.

We are, and may increasingly become, subject to various laws and regulations, as well as contractual obligations and mandatory industry standards relating to privacy and security in the jurisdictions in which we operate. The regulatory environment related to data privacy and security is increasingly rigorous, with new and constantly changing requirements applicable to our business, and enforcement practices are likely to remain uncertain for the foreseeable future. These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material adverse effect on our business, financial condition, results of operations and prospects.

In the United States, various federal and state regulators, including governmental agencies like the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act of 2018, or CCPA, which increases privacy rights for California residents and imposes obligations on companies that process their personal information and meet certain revenue or volume processing thresholds, came into effect on January 1, 2020, and was further amended by the California Privacy Rights Act (CPRA) on November 3, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California residents and provide such residents new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CPRA significantly modifies the CCPA by expanding residents’ rights with respect to certain personal information and creates a new state agency to oversee implementation and enforcement efforts. Many of the CPRA’s provisions will become effective on January 1, 2023. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches. This private right of action may increase the likelihood of, and risks associated with, data breach litigation, including class action litigation. In addition, laws in all 50 U.S. states require businesses to provide notice to individuals if certain of their personal information has been disclosed as a result of a qualifying data breach. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we may likely become subject, if enacted.

Internationally, laws, regulations and standards in many jurisdictions apply broadly to the collection, use, retention, security, disclosure, transfer, marketing or other processing of personal data. For example, the EU General Data Protection Regulation (GDPR), which became effective on May 25, 2018, is wide-ranging in scope and imposes numerous requirements on companies that process personal data. Specifically, the GDPR greatly increased the European’s Commission’s jurisdictional reach of its data privacy and security laws and introduced a broad array of requirements for handling personal data, including, for example, requirements to establish a legal basis for processing, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals, a strengthened individual data rights regime, requirements to implement safeguards to protect the security and confidentiality of personal data that requires the adoption of administrative, physical and technical safeguards, shortened timelines for data breach notifications to appropriate data protection authorities or data subjects, limitations on retention and secondary use of information, increased requirements pertaining to health data and obligations to take certain measures when engaging third party processors in connection with the processing of personal data. EU member states are tasked under the GDPR to enact, and have enacted, certain implementing legislation that adds to and/or further interprets the GDPR requirements and potentially extends our obligations and potential liability for failing to meet such obligations. The GDPR, together with national legislation, regulations and guidelines of the EU member states governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, use, retain, disclose, transfer and otherwise process personal data. In particular, the GDPR also imposes strict obligations, restrictions and rules concerning the rights of individuals to whom the personal data relates, the transfer of personal data to countries outside the

European Economic Area, including the United States, security breach notifications and the security and confidentiality of personal data. The GDPR permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater, and other administrative penalties. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. Following the withdrawal of the United Kingdom from the European Union, data privacy and security laws that are substantially similar to the GDPR are in effect in the United Kingdom, which carry similar risks and authorize similar fines for certain violations.

Certain legal regimes outside of the United States, including in the United Kingdom and under the GDPR, prohibit the transfer of personal data to the United States unless certain measures are in place, including, for example, executing Standard Contractual Clauses, or historically, relying on the receiving entity’s certification under the EU-US and/or Swiss-US Privacy Shield Frameworks, or the Privacy Shield Frameworks. The Privacy Shield Frameworks were invalidated, and the adequacy of Standard Contractual Clauses is now in question, following the Court of Justice of the European Union’s July 2020 decision in the so-called Schrems II case (Data Protection Commissioner v. Facebook Ireland Limited, Maximillian Schrems (Case C-311/18)). There is no guarantee that any transfer mechanism upon which we rely will be deemed to be valid by the relevant legal authorities, or that mechanisms that are currently deemed to be valid will remain valid in the future. This uncertainty, and its eventual resolution, may increase our costs of compliance, impede our ability to transfer data and conduct our business and harm our business or results of operations.

All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants and legal advisors, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, utilize management’s time and/or divert resources from other initiatives and projects. Any failure or perceived failure by us to comply with any applicable federal, state or foreign laws and regulations relating to data privacy and security could result in damage to our reputation, as well as proceedings or litigation by governmental agencies or other third parties, including class action privacy litigation in certain jurisdictions, which would subject us to significant fines, sanctions, awards, injunctions, penalties or judgments. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

 Even if we are able to commercialize any product candidates, the products may become subject to unfavorable pricing regulations, third party reimbursement practices or healthcare reform initiatives, which would harm our business.

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product candidate in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues, if any, we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

Our ability to commercialize any product candidates successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government healthcare programs, private health insurers and other organizations. Government authorities and third party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, government authorities and third party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for any product that we commercialize and, even if these are available, the level of reimbursement may not be satisfactory. Reimbursement may affect the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for our product candidates may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar regulatory authorities outside of the United States. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, intellectual property, manufacture, sale and distribution expenses. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

 Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent protection for any product candidates we develop and for our technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products, product candidates and technology similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop, and our technology may be adversely affected.

Our success will depend in large part on our ability and the ability of our licensors and collaborators to obtain and maintain patent protection and other intellectual property and proprietary rights in the United States and other countries with respect to our technology and our product candidates, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment and development that are important to our business, as well as, our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of others.

Given the early stage of development of our product candidates, our patent portfolio is similarly at a very early stage. In particular, we do not own or exclusively license any issued patents and all of the patent applications we own are provisional applications. In addition, although we plan to file patent applications with respect to TSC-102, TSC-200, TSC-202, and TSC-203, we currently have not filed any patent applications with respect to these product candidates. Accordingly, our current patent rights do not provide us any legal right to prevent third parties from competing with us in any way. If we do not obtain meaningful patent coverage for our product candidates, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment, competitors may be able to erode or negate any competitive advantage we may have, which would likely harm our business and ability to achieve profitability. To establish our proprietary position, we have filed provisional patent applications in the United States related to our novel product candidates that are important to our business, and we have exclusively licensed certain patent applications from The Brigham and Women’s Hospital, Inc. (or BWH); we may in the future also license or purchase issued patents or pending patent applications filed by others. U.S. provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing of one or more of our related provisional patent applications. With regard to such U.S. provisional patent applications, if we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. While we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any such patent applications will result in the issuance of patents that provide us with any competitive advantage. If we are unable to secure or maintain patent protection with respect to our antibody technology and any proprietary products and technology we develop, our business, financial condition, results of operations, and prospects could be materially harmed.

If the scope of the patent protection we or our existing and potential licensors obtain, if any, is not sufficiently broad, we may not be able to prevent others from developing and commercializing technology and products similar or identical to ours. The degree of patent protection we require to successfully compete in the marketplace may be unavailable or severely limited and may not adequately protect our business or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our owned or exclusively licensed pending patent applications that mature into issued patents will include claims with a scope sufficient to protect our current and future product candidates or otherwise provide any competitive advantage. In addition, to the extent that we license intellectual property now or in the future, we cannot provide any assurances that those licenses will remain in force. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Furthermore, patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product candidate, we may be open to competition. Given the amount of time required for the development, testing and regulatory review of new product candidates, any patents that we may obtain in the future protecting such candidates might expire before or shortly after commercialization of such candidates, if any. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours.

Even if they are unchallenged, our pending patent applications, if issued, may not provide us with any meaningful protection or prevent competitors or other third parties from designing around our patent claims to circumvent any patents that may issue by developing similar or alternative technologies or therapeutics in a non-infringing manner. For example, a third party may develop a competitive therapy that provides benefits similar to one or more of our product candidates but that uses a formulation and/or a device that falls outside the scope of our patent claims. If any patent protection that we may obtain in the future from the patent applications we hold or pursue with respect to our product candidates is not sufficiently broad to impede such competition, our ability to successfully commercialize our product candidates could be negatively affected, which would harm our business. Similar risks apply to patents or patent applications that we have in-licensed or may in the future in-license.

Patent positions of life sciences companies can be uncertain and involve complex factual and legal questions and are subject of much litigation. No consistent policy governing the scope of claims allowable in the field of antibodies has emerged in the United States.

The scope of patent protection in jurisdictions outside of the United States is also uncertain. Changes in either the patent laws or in their interpretation in any jurisdiction that we seek patent protection may diminish our ability to protect our inventions, obtain, maintain, protect and enforce our intellectual property and other proprietary rights; and, more generally, may affect the value of our intellectual property, including the narrowing of the scope of any patents that we may obtain in the future and any that we may license.

The patent prosecution process is complex, expensive, time-consuming and inconsistent across jurisdictions. We may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent rights at a commercially reasonable cost or in a timely manner. In addition, we do not intend to pursue, and may not obtain, patent protection in all potentially relevant markets. It is possible that we will fail to identify important patentable aspects of our research and development efforts in time to obtain appropriate or any patent protection or fail to file patent applications covering inventions made in the course of development and commercialization activities before a competitor or another third party files a patent application covering, or publishes information disclosing, a similar, independently-developed invention. Such competitor’s or other third party’s patent application may pose obstacles to our ability to obtain patent protection or limit the scope of the patent protection we may obtain. While we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development efforts, including for example, our employees, corporate collaborators, external academic scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby endangering our ability to seek patent protection. In addition, publications of discoveries in the scientific and scholarly literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Consequently, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned or in-licensed patent rights and patent applications or were the first to file for patent protection on the inventions claimed in our pending patent applications.

The issuance, scope, validity, enforceability and commercial value of our and our current or future licensors’ patent rights are highly uncertain. Our and our licensors’ pending and future patent applications may not result in patents being issued that protect our technology or product candidates, in whole or in part, or which effectively exclude others from commercializing competitive technologies and product candidates. Further, the scope of the invention claimed in a patent application can be significantly reduced before the patent is issued, and this scope can be reinterpreted after issuance. Even where patent applications we currently own or that we license now or in the future issue as patents, they may not issue in a form that will provide us with adequate protection to prevent competitors or other third parties from competing with us, or otherwise provide us with a competitive advantage. Any patents that eventually issue may be challenged, narrowed or invalidated by third parties. Consequently, we do not know whether any of our product candidates will be protectable or remain protected by valid and enforceable patent rights. Our competitors or other third parties may be able to evade or circumvent our patent rights by developing new alternative technologies or products in a non-infringing manner.

The issuance or grant of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents we may obtain in the future may be challenged, invalidated, narrowed or held to be enforceable, including in the courts or patent offices in the United States and abroad, or circumvented. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, but which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. We may become subject to a third party pre-issuance submission of prior art or opposition, derivation, revocation, re-examination, post-grant and inter partes review, or interference proceeding and other similar proceedings challenging any patent rights we may obtain in the future or the patent rights of others, including based on priority of invention or other features of patentability, in the U.S. Patent and Trademark Office (USPTO) or other foreign patent office. An unfavorable determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, any patent rights we may obtain in the future, allow third parties to use or commercialize our technology or product candidates and compete directly with us, without payment to us (as they can now), or extinguish our ability to manufacture or commercialize product candidates without infringing third party patent rights. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock.

In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, any patents we may obtain in the future protecting such candidates might expire before or shortly after commercialization of such candidates, if any. As a result, our intellectual property may never provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Moreover, any patents or patent applications that we may own or in-license in the future may be co-owned with third parties. If we are unable to obtain an exclusive license to any such third party co-owners’ interest in any such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, thereby enabling our competitors to market competing products and technology. In addition, we or our licensors may need the cooperation of any such co-owners of any patents that we may own or in-license in the future in order to enforce such patents against third parties, and such cooperation may not be provided to us or our licensors. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.

We could be unsuccessful in obtaining meaningful patent protection on one or more components of our platform technology.

We believe that an important factor in our competitive position is our screening technology platform to identify future product candidates and therapeutic targets. Our screening platform is based in part on technology processes that are (or will be) publicly disclosed in patent applications owned by or licensed to us and we do not currently own or in-license any issued patents that protect our screening platform. Even if these patents issue from these patent applications and provide broad protection, it may be difficult or impossible to detect whether a competitor is practicing the proprietary methods claimed in such patent applications in order to discover their own product candidates and therapeutic targets. In such case, any patents that may issue from patent applications owned by or licensed to us would not provide us protection to prevent such activity. Additionally, a competitor may also practice such methods in a jurisdiction where we have no relevant patent protection. Our competitive position could be weakened by competitors or other third parties practicing the methods claimed in these patent applications in a manner we do not detect or in jurisdictions in which we or our licensors do not obtain any relevant patent protection.

 If we fail to comply with any of our obligations under existing or future agreements pursuant to which we license intellectual property rights or technology, if the licenses are terminated or if disputes regarding these licenses arise, we could lose significant rights or technology that are material to our business and could interfere with our ability to operate our business.

We are a party to technology licenses, including in-license agreements with BWH and Provincial Health Services Authority (or “PHSA”), and we may enter into additional licenses in the future. Such licenses do, and may in the future, impose commercial, contingent payment, royalty, insurance, indemnification, and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate the license, in which event we could lose valuable rights under our collaboration agreements and our ability to develop product candidates could be impaired. Additionally, should any such license agreement be terminated for any reason, there may be a limited number of replacement licensors, and a significant amount of time may be required to transition to a replacement licensor.

Our rights to develop and commercialize our product candidates are subject in part to the terms and conditions of third party licenses, pursuant to which we have acquired rights from the applicable licensors. Our rights with respect to such intellectual property may terminate, in whole or in part, if we fail to meet applicable requirements or milestones relating to development and commercialization. We may also lose our rights to develop and commercialize our product candidates under such agreements if we fail to pay required milestones or royalties. In the event of an early termination of our license agreements, all rights licensed and developed by us under these agreements may be extinguished, which may have an adverse effect on our business, financial condition, results of operations and prospects.

We rely on certain of our licensors to prepare, file and prosecute patent applications and maintain patents and otherwise protect the intellectual property we license from them and may continue to do so in the future. We have limited or no control over these activities or any other intellectual property that may be related to our in-licensed intellectual property. For example, we cannot be certain that such activities by these licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. We have limited or no control over the manner in which our licensors initiate an infringement proceeding against a third party infringer of the intellectual property rights, or defend certain of the intellectual property that is licensed to us. It is possible that any licensors’ infringement proceeding or defense activities may be less vigorous than had we conducted them ourselves.

These agreements may be complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition, a third party may in the future bring claims that our performance under our license agreements, including our sponsoring of clinical trials, interferes with such third party’s rights under its agreement with one of our licensors. If any such claim were successful, it may adversely affect our rights and ability to advance our product candidates as clinical candidates or subject us to liability for monetary damages, any of which would have an adverse effect on our business, financial condition, results of operations and prospects.

We are currently, and expect in the future to be, party to material license or collaboration agreements.

We are currently, and expect in the future to be, party to material license or collaboration agreements. These agreements typically impose numerous obligations and restrictions on us, such as various diligence, commercialization, insurance and payment obligations, among others, in order to maintain such licenses. Any of these restrictions or obligations could delay or otherwise negatively impact a transaction that we may wish to enter into. In addition, any termination of these licenses could result in the loss of significant rights and could harm our ability to commercialize our product candidates.

 Licensing of intellectual property is of high importance to our business and involves complex legal, business and scientific issues. Disputes may also arise between us and our licensors regarding intellectual property subject to a license agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;
•	whether, and the extent to which, our product candidates, technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•	our right to sublicense patent and other intellectual property rights to third parties under collaborative development relationships;
•	the calculation and existence of certain payment obligations under the license agreement;
•

our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates, and what activities satisfy those diligence obligations;

•

the inventorship and ownership of inventions, know-how and other intellectual property and proprietary rights resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and

•	the priority of invention of patented technology.

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates.

We are generally also subject to all of the same risks with respect to protection of intellectual property that we license, as we are for intellectual property that we own, which we describe below, and our success will depend in part on the ability of our licensors to adequately obtain, maintain, protect and enforce patent protection for our licensed intellectual property, especially with respect to patent rights which we exclusively in-license. If we or our licensors fail to adequately protect this intellectual property, our ability to commercialize products could suffer.

We rely on certain of our licensors to prepare, file and prosecute patent applications and maintain patents and otherwise protect the intellectual property we license from them and may continue to do so in the future. We have limited control over these activities or any other intellectual property that may be related to our in-licensed intellectual property. For example, we cannot be certain that such activities by these licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. We have limited control over the manner in which our licensors initiate an infringement proceeding against a third party infringer of the intellectual property rights, or defend certain of the intellectual property that is licensed to us. It is possible that any licensors’ infringement proceeding or defense activities may be less vigorous than had we conducted them ourselves or may not be conducted in accordance with our best interests.

Furthermore, certain of our licenses may not provide us with exclusive rights to use the licensed intellectual property and technology, or may not provide us with exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and product candidates in the future. For example, a portion of our intellectual property portfolio is non-exclusively licensed to us and may be used by our licensors or licensed to third parties, and such third parties may have certain enforcement rights with respect to such intellectual property. Thus, patent rights licensed to us could be put at risk of being invalidated or interpreted narrowly in litigation filed by or against our licensors or another licensee or in administrative proceedings brought by or against our licensors or another licensee in response to such litigation or for other reasons. As a result, we may not be able to prevent competitors or other third parties from developing and commercializing competitive products, including in territories covered by our licenses.

 Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our proprietary position may depend upon patents that are manufacturing, formulation or method-of-use patents, which may not prevent a competitor or other third party from using the same product candidate for another use.

Composition-of-matter patents are generally considered to be the strongest form of intellectual property protection for drug products because such patents provide protection without regard to any particular method of use or manufacture or formulation of the API used. We do not have any issued patents, but our pending owned U.S. provisional patent applications include claims that cover compositions of matter of our TSC-100 and TSC-101 TCR-T therapy candidates. We cannot be certain that claims in any patent that may issue from our pending owned or in-licensed patent applications will cover the composition-of-matter of any of our current or future product candidates. If we are unsuccessful in obtaining issued patents that cover the composition of matter of any of our current or future product candidates, competitors may be able to erode or negate any competitive advantage we may have and our business, financial condition, results of operations and prospects could be materially harmed.

If our efforts to protect the proprietary nature of the intellectual property related to our technologies are not adequate, we may not be able to compete effectively in our market.

Biotechnology and pharmaceutical companies generally, and we in particular, compete in a crowded competitive space characterized by rapidly evolving technologies and aggressive defense of intellectual property. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case.

We rely upon a combination of patent rights, confidentiality agreements, trade secret protection and license agreements to protect the intellectual property related to our technologies. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors or other third parties to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. We, or any partners, collaborators, licensees or licensors may fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, we may miss potential opportunities to strengthen our patent position.

It is possible that defects of form in the preparation or filing of our patent applications may exist, or may arise in the future, for example with respect to proper priority claims, inventorship, claim scope, or requests for patent term adjustments. If we or any partners, collaborators, licensees or licensors fail to establish, maintain or protect such patent rights and other intellectual property rights, such rights may be reduced or eliminated. If any partners, collaborators, licensees or licensors are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. If there are material defects in the form, preparation, prosecution, or enforcement of our patent applications, any patents that may issue from such patent applications may be invalid and/or unenforceable, and such applications may never result in valid, enforceable patents. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business, financial condition, results of operations and prospects.

Currently, our patent applications are directed to our TCR-T therapy candidates and accompanying technologies. We seek or plan to seek patent protection for our proprietary platform and product candidates by filing and prosecuting patent applications in the United States and other countries as appropriate. As of April 16, 2021, our patent portfolio consisted of one patent family exclusively licensed from BWH, which family includes one pending U.S. non-provisional patent application and six pending foreign non-provisional patent applications directed to a granzyme B (GzB)-based antigen screening technology platform compositions of matter and certain screening methods thereof, and seven patent families encompassing an aggregate of 16 U.S. provisional patent applications. The claims of these patent applications are drawn to subject matter in the following main technology areas: certain compositions of matter directed to SARS-CoV-2 immunodominant antigens, anti-SARS-CoV-2 TCRs, anti-SARS-CoV-2 vaccines, anti-HA-1 TCRs (including the TSC-100 TCR-T therapy candidate), anti-HA-2 TCRs (including the TSC-101 TCR-T therapy candidate), TCRs targeting the antigen of TSC-201, and certain therapeutic and diagnostic uses thereof, as well as a phospholipid scrambling reporter-based T cell antigen screening platform and certain screening methods thereof. Any patents that may issue from any non-provisional patent applications claiming priority to these provisional patent applications would be expected to expire on various dates from 2038 through 2042, in each case without taking into account any possible patent term adjustments or extensions.

We anticipate additional patent applications will be filed both in the United States and in other countries, as appropriate. However, we cannot predict:

•	whether and when any patents will issue;
•	the degree and range of protection that any patents that may issue will afford us against competitors;
•	whether any of our intellectual property will provide any competitive advantage;
•	whether any patents that may issue may be challenged, invalidated, modified, revoked, circumvented or found to be unenforceable;
•	whether or not others will obtain patents claiming inventions similar to those covered by our patent applications; or
•	whether we will need to initiate or defend litigation or administrative proceedings, which may be costly regardless of whether we win or lose.

Additionally, we cannot be certain that the claims in our pending patent applications covering the composition of matter of our product candidates will be considered patentable by the USPTO or patent offices in foreign countries.

Method-of-use patents protect the use of a product for the specified method. If we obtain any of these types of patents, they would not prevent a competitor from making and marketing a product that is identical to one of our product candidates for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may induce or contribute to the infringement of method-of-use patents, the practice is common, and such infringement is difficult to prevent or prosecute.

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries. Even if the patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. If the breadth or strength of protection provided by the patent applications we hold with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates. Various post-grant review proceedings, such as inter partes review and post-grant review, are available for any interested third party to challenge the patentability of claims in any patents issued to us or our licensors. While these post-grant review proceedings have been used less frequently to invalidate biotech patents, they have been successful regarding other technologies, and these relatively new procedures are still changing, and those changes might affect future results. No assurance can be given that, if challenged, any patents that we or our licensors may obtain would be declared by a court to be valid or enforceable or that, even if found valid and enforceable, a competitor’s technology or product would be found by a court to infringe any such patent. We may analyze patents or patent applications of our competitors that we believe are relevant and conclude that our activities do not infringe any valid claims of those patents or patent applications, but our conclusions may be erroneous or our competitors may obtain patents with issued claims, including in patents we consider to be unrelated, that block our efforts or that our product candidates or our activities infringe. Others may independently develop products that have the same effect as our product candidates without infringing any patents we may obtain or any of our other intellectual property rights, or they may design around the claims of any patents that we may obtain.

Recent and future patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any patents we may obtain. In March 2013, under the Leahy-Smith America Invents Act, or the America Invents Act, the United States moved from a “first to invent” to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. The America Invents Act included a number of other significant changes to U.S. patent law, including provisions that have affected the way patent applications are prosecuted, redefined prior art and established a new post-grant review system. The effects of these changes are still unclear as the USPTO only recently developed new regulations and procedures in connection with the America Invents Act, and many of the substantive changes to patent law, including the “first-to-file” provisions, only became effective in March 2013. Moreover, the courts have yet to address many of these provisions. Overall, the America Invents Act and its implementation have increased the uncertainties and costs surrounding the prosecution of our patent applications and any enforcement or defense of any patents that we may obtain, which could have a material adverse effect on our business and financial condition.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•	others may be able to make or use compounds or cells that are similar to the biological compositions of our product candidates but that are not covered by the claims of any patents that we may obtain;
•

the active biological ingredients in our current product candidates may eventually become commercially available in biosimilar drug products, and no patent protection may be available with regard to formulation or method of use;

•	we or our licensors, as the case may be, might not have been the first to file patent applications for these inventions;
•	there may be prior public disclosures that could invalidate any patents that we or our licensors may obtain;
•

the inventors of our owned or in-licensed patent applications may become involved with competitors, develop products or processes that design around any patents that we may obtain, or become adverse to us or patent applications on which they are named as inventors;

•

it is possible that our owned or in-licensed patent applications omit individual(s) that should be listed as inventor(s) or include individual(s) that should not be listed as inventor(s), which may cause any patents that may issue from these patent applications to be held invalid or unenforceable;

•

we have engaged and may continue to engage in scientific collaborations, and such collaborators may develop adjacent or competing products to ours that are outside the scope of any patents that we may obtain;

•	we may not develop additional proprietary technologies for which we can obtain patent protection;
•	product candidates or diagnostic tests we develop may be covered by third parties’ patents or other exclusive rights; or
•	the patents of others may have an adverse effect on our business.

 If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to the protection afforded by any patent rights we may obtain, we seek to rely on trade secret protection, confidentiality agreements, and license agreements to protect our proprietary know-how, information, technology and other proprietary information that is not patentable, processes for which patents are difficult to enforce and any other elements of our product discovery and development processes that involve proprietary know-how, information, or technology that we have not sought to protect through patent applications. For example, significant elements of our product candidates, including aspects of sample preparation, methods of manufacturing, cell culturing conditions, computational-biological algorithms, and related processes and software, are based on unpatented trade secrets that are not publicly disclosed. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements generally provide that all confidential information concerning our business or financial affairs developed or made known to the individual or entity during the course of the party’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual, and which are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property. In addition, we take other appropriate precautions, such as physical and technological security measures, to guard against misappropriation of our proprietary technology by third parties. Despite these measures, we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. Courts outside the United States are sometimes less willing to protect trade secrets. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we choose to go to court to stop a third party from using any of our trade secrets, we may incur substantial costs. These lawsuits may consume our time and other resources even if we are successful. If we are unable to prevent unauthorized disclosure of our material intellectual property to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results and financial condition. For more information, see “Risk Factors—Risks Related to Our Intellectual Property—“We have limited foreign intellectual property rights and may not be able to protect our intellectual property rights throughout the world.”

Third party claims of intellectual property infringement, misappropriation or other violations may prevent or delay our product discovery and development efforts.

Our commercial success depends in part on our avoiding infringement, misappropriation or other violation of the patents and proprietary rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries. We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product candidates and/or technologies infringe their intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidates or identifying potential product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of drugs, products or their methods of use or manufacture. Because of the large number of patents and patent applications in our fields, there is a risk that third parties may allege they have patent rights encompassing our product candidates, technologies or methods.

 If a third party claims that we infringe, misappropriate or otherwise violate its intellectual property rights, we may face a number of issues, including, but not limited to:

•

infringement, misappropriation and other violation of intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;

•

substantial damages for infringement, misappropriation or other violation which we may have to pay if a court decides that the product candidate or technology at issue infringes on, misappropriates or otherwise violates the third party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;

•

a court prohibiting us from developing, manufacturing, marketing or selling our product candidates, or from using our proprietary technologies, unless the third party licenses its product rights to us, which it is not required to do;

•

if a license is available from a third party, we may have to pay substantial royalties, upfront fees and other amounts, and/or grant cross-licenses to intellectual property rights for our product candidates or using our proprietary technologies; and

•	redesigning our product candidates or processes so they do not infringe third party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time.

Some of our competitors or other third parties may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations or could otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.

Third parties may assert that we are employing their proprietary technology without authorization. Generally, conducting preclinical and clinical trials and other development activities in the United States is not considered an act of infringement. If any of our product candidates is licensed by the FDA, a third party may then seek to enforce its patent by filing a patent infringement lawsuit against us. While we do not believe that any claims that could otherwise have a materially adverse effect on the commercialization of our product candidates, if licensed, are valid and enforceable, we may be incorrect in this belief, or we may not be able to prove it in litigation. In this regard, patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing”, a heightened standard of proof. As a result, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If any third party patent were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, or aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holder of any such patent may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patent, or until such patent expires or it is finally determined to be held invalid or unenforceable. In any case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock. Any of the foregoing events could harm our business, financial condition, results of operations and prospects.

Parties making claims against us may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our product candidates. Defense of these claims, regardless of their merit, could involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need or may choose to obtain licenses from third parties to advance our research or allow commercialization of our product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize our product candidates. Any of the foregoing events could harm our business, financial condition, results of operations and prospects.

We may not be successful in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and in-licenses.

Because additional product candidates may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, while we have certain patent rights directed to certain TCR constructs, we may not be able to obtain intellectual property to broad T-cell or TCR-T constructs.

Our product candidates may also require specific formulations to work effectively and efficiently and rights to these formulations may be held by others. Similarly, efficient production or delivery of our product candidates may also require specific compositions or methods, and the rights to these may be owned by third parties. We may be unable to acquire or in-license any formulations, compositions, methods of use, processes or other third party intellectual property rights that we identify as necessary or important to our business operations. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all, which would harm our business. We may need to cease use of the compositions or methods covered by such third party intellectual property rights, and may need to seek to develop alternative approaches that do not infringe on such intellectual property rights which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology. Moreover, the specific antibodies that will be used with our product candidates may be covered by the intellectual property rights of others.

Additionally, we may collaborate with academic institutions to accelerate our preclinical research or development under written agreements with these institutions. In certain cases, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to others, potentially blocking our ability to pursue our program. If we are unable to successfully obtain rights to required third party intellectual property or to maintain the existing intellectual property rights we have, we may have to abandon development of such program and our business and financial condition could suffer.

The licensing and acquisition of third party intellectual property rights is a competitive area, and companies that may be more established or have greater resources than we do may also be pursuing strategies to license or acquire third party intellectual property rights that we may consider necessary or attractive in order to commercialize our product candidates. More established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

We may eventually become involved in lawsuits to protect or enforce our intellectual property and proprietary rights, including any patents that we or our licensors may obtain in the future, which could be expensive, time-consuming and unsuccessful.

In the future, competitors or other third parties may infringe any patents that we or our licensors may obtain. To counter any such future infringement or unauthorized use, we may eventually be required to file infringement claims, which can be expensive and time-consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents or that our licensors’ patents are invalid or unenforceable. In addition, in a patent infringement proceeding, a court may decide that one or more patents that we may obtain in the future is not valid or is unenforceable, in whole or in part, construe the patent’s claims narrowly or may refuse to stop the other party from using the technology at issue on the grounds that such patents, if any, do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of such patents, if any, at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing. Asserting any patent rights we may obtain in the future, and defending challenges to our rights, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business and we may find it impractical or undesirable to enforce our intellectual property against some third parties.

Post-grant, interference or derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the validity or priority of inventions with respect to our or our licensors’ patent applications or any patents that may issue therefrom. An unfavorable outcome could result in a loss of any patent rights we may have. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation or proceeding. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock. Any of the foregoing events could harm our business, financial condition, results of operations and prospects.

Obtaining and maintaining our patent protection depends on compliance with various procedures, document submission, fee payments and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Some of our patent applications may be allowed in the future. We cannot be certain that an allowed patent application will become an issued patent. There may be events that cause withdrawal of the allowance of a patent application. For example, after a patent application has been allowed, but prior to being issued, material that could be relevant to patentability may be identified. In such circumstances, the applicant may pull the application from allowance in order for the USPTO or foreign patent agency to review the application in view of the new material. In that circumstance, the USPTO or the other agency may not re-allow an application in view of the new material. Further, periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or patent applications will be due to be paid to the USPTO and foreign patent agencies at several stages over the lifetime of the patents and/or patent applications. The USPTO and various foreign governmental patent agencies also require compliance with a number of procedural, documentary and other similar provisions during the patent application process and following the issuance of a patent. We also may be dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors and other third parties might be able to enter the market without infringing our or our licensors’ patents and patent applications, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

If we obtain any patents covering our product candidates, they could nonetheless be found invalid or unenforceable if challenged in court or the USPTO.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability. Our in-licensed patents, and any of our owned or in-licensed patent applications that may issue in the future, may be challenged at the USPTO or foreign patent offices in re-examination, inter partes review, post-grant review and equivalent proceedings in foreign jurisdictions (such as opposition proceedings). Such proceedings could result in the revocation of or amendment to such patents in such a way that they no longer cover our product candidates or technologies. If we or one of our licensing partners initiates legal proceedings against a third party to enforce a patent that we may obtain in the future covering one of our product candidates, the defendant could counterclaim that such patent is invalid and/or unenforceable. In patent litigation in the United States, counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post-grant review and equivalent proceedings in foreign jurisdictions (such as opposition proceedings). Such proceedings could result in revocation or amendment to any patents we may obtain in the future in such a way that they would no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, or if we are otherwise unable to adequately protect our rights, we would lose at least part, and perhaps all, of any patent protection we may eventually obtain on our product candidates and technologies. Such a loss of patent protection could have a material adverse impact on our business, financial condition, results of operations and prospects and our ability to commercialize or license our technology and product candidates.

Changes to patent law and its interpretation in the United States and in foreign jurisdictions could diminish the value of patents in general and may impact the validity, scope or enforceability of our patent rights, thereby impairing our ability to protect our product candidates and technologies.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly any patents that may issue from our pending patent applications. Changes in either the patent laws or in their interpretation in any jurisdiction that we seek patent protection may diminish our ability to protect our inventions, obtain, maintain and enforce our intellectual property and proprietary rights and, more generally, may affect the value of our intellectual property and proprietary rights. The United States continues to adapt to wide-ranging patent reform legislation that became effective starting in 2012. Moreover, various courts, including the U.S. Supreme Court, have rendered decisions that have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we might obtain in the future. For example, in the case Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that certain claims to DNA molecules are not patentable. We cannot predict how future decisions by the courts, Congress or the USPTO may impact the value of our pending patent applications. Similarly, any adverse changes in the laws and regulations governing patents in other jurisdictions could have an adverse effect on our ability to obtain and effectively enforce our patent rights and have a material adverse effect on our business and financial condition.

We have limited foreign intellectual property rights and may not be able to protect our intellectual property rights throughout the world.

In the United States, we have filed only provisional patent applications, and outside the United States we have made no filings; our only rights outside the United States consist of seven pending patent applications that we exclusively license from BWH. Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws in the United States, and we may encounter difficulties in protecting and defending such rights in foreign jurisdictions. Consequently, we may not be able to prevent third parties from practicing our inventions in some or all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors or other third parties may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may also export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as in the United States. These products may compete with our product candidates and our patent rights or other intellectual property rights may not be effective or sufficient to prevent them from competing. In addition, certain countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to other parties. Furthermore, many countries limit the enforceability of patents against other parties, including government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of any patents. Most of our patent portfolio is at the very early stage. We will need to decide whether, and in which jurisdictions, to pursue protection for the various inventions in our portfolio prior to applicable filing deadlines.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biopharmaceutical products and biotechnology, which could make it difficult for us to stop the infringement, misappropriation or other violation of our intellectual property rights, including any infringement of any patents we may obtain in the future in such countries, or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce any patent rights we may obtain in the future in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patent applications at risk of not issuing, any patents we obtain in the future at risk of being invalidated or interpreted narrowly and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to establish our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

We may be subject to claims challenging the inventorship or ownership of our patent rights and other intellectual property.

We may be subject to claims that former employees, collaborators or other third parties have an interest in our intellectual property as an inventor or co-inventor. It is our policy to enter into confidentiality and intellectual property assignment agreements with our employees, consultants, and contractors. These agreements generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, such agreements may not be honored and may not effectively assign intellectual property rights to us. For instance, the assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against current or former employees, consultants, and contractors, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Moreover, there may be circumstances where we are unable to negotiate for such ownership rights.

Disputes regarding ownership or inventorship of intellectual property can also arise in other contexts, such as collaborations and sponsored research. If we are subject to a dispute challenging our rights in or to inventions or other intellectual property, such a dispute could be expensive and time consuming. If we are unsuccessful in defending such claims, in addition to paying monetary damages, unless we are able to obtain a license, which might not be available on commercially reasonable terms or at all, we could lose valuable rights in intellectual property, such as the exclusive ownership of, or right to use, intellectual property that we regard as our own or that is important to our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees, and certain customers, licensors or partners may defer engaging with us until the particular dispute is resolved. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed trade secrets or other confidential information of their former employers or other third parties or claims asserting ownership of what we regard as our own intellectual property.

We have received, and will continue to receive, confidential and proprietary information from third parties. In addition, we have employed and expect to continue to employ individuals who were previously employed at university or other biotechnology or pharmaceutical companies, including our competitors or potential competitors, in some cases until recently. Although we try to ensure that our employees, consultants, advisors and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we, our employees, advisors, consultants or independent contractors have deliberately, inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information of these former employers, competitors or other third parties, or to claims that we have improperly used or obtained such trade secrets. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of these third parties or our employees’ former employers or our consultants’ or contractors’ current or former clients or customers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial cost and be a distraction to our management and employees. If we are not successful in defending such claims, in addition to paying monetary damages, we could lose access or exclusive access to valuable intellectual property rights and face increased competition to our business. Any of the foregoing could harm our business, financial condition, results of operations and prospects.

We may be subject to claims, and damages resulting from claims, that we or our employees have wrongfully used or disclosed alleged trade secrets of our competitors or are in breach of non-competition or non-solicitation agreements with our competitors.

Many of our employees were previously employed at other pharmaceutical companies, including our competitors or potential competitors, in some cases until recently. We may be subject to claims that we or our employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of these former employers or competitors. In addition, we have been and may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. If our defense to those claims fails, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Any litigation or the threat thereof may adversely affect our ability to hire employees. A loss of key personnel or their work product could hamper or prevent our ability to commercialize product candidates or potential products, which could have an adverse effect on our business, results of operations, financial condition and prospects.

 Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time. If we do not obtain patent term extension and data exclusivity for any of our current or future product candidates, our business may be materially harmed.

Depending upon the timing, duration, conditions and specifics of any FDA marketing approval of any of our current or future product candidates that we may receive, one or more U.S. patents that we may obtain in the future may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments, and one or more of our foreign patent rights may be eligible for patent term extension under similar legislation, for example, in the European Union. In the United States, the Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for effective patent term lost during product development and the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, there are no assurances that the FDA or any comparable foreign regulatory authority or national patent office will grant such extensions, in whole or in part. For example, we may not be granted an extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to the expiration of relevant patents, or otherwise fail to satisfy other applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or term of any such extension is less than we request, the period during which we can enforce our patent rights for the applicable product candidate will be shortened, and our competitors or other third parties may obtain approval to market competing products following expiration of any patents that we may obtain in the future, and our business, financial condition, results of operations, and prospects could be materially harmed.

If our trademarks are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

We rely on both registered and common law protection for our trademarks, and have filed applications to register various trademarks, including “TSCAN THERAPEUTICS” and “TSCAN,” for use in connection with our product candidates and services in various countries. These trademarks may not afford adequate protection. Our trademark applications may be provisionally or ultimately refused by the USPTO or the trademark agencies of other countries, or such applications may be challenged by others. We also may not have the financial resources to enforce the rights under these trademarks, which may enable others to use the trademarks and dilute their value. Our trademarks may be challenged, infringed, circumvented or declared generic or determined to be infringing the trademarks of others. In such a case, we may not be able to protect or derive any value from such trademarks, or may be required to cease using a conflicting mark entirely. The value of our trademarks may also be diminished by our own actions, such as failing to impose appropriate quality control when licensing our trademarks. Any of the foregoing could impair the value of, or ability to use, our trademarks, reduce our ability to compete effectively, and have an adverse effect on our business.

Certain of our in-licensed patent rights are, and our future owned and in-licensed patent rights may be, subject to a reservation of rights by one or more third parties, including government march-in rights with regards to certain patents, that may limit our ability to exclude third parties from commercializing product candidates similar or identical to ours.

Certain of our in-licensed patent rights may be subject to a reservation of rights by one or more third parties. Pursuant to the Bayh-Dole Act, the U.S. government has march-in rights with regards to government-funded technology. For example, the U.S. government has certain rights, including march-in rights, to patent rights and technology funded by the U.S. government and licensed to us from BWH. When new technologies are developed with government funding, in order to secure ownership of such patent rights, the recipient of such funding is required to comply with certain government regulations, including timely disclosing the inventions claimed in such patent rights to the U.S. government and timely electing title to such inventions. Any failure to timely elect title to such inventions may provide the U.S. government with the right to, at any time, take title to such inventions. Additionally, the U.S. government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the government to use the invention or to have others use the invention on its behalf. If the government decides to exercise these rights, it is not required to engage us as its contractor in connection with doing so. These rights may permit the U.S. government to disclose our confidential information to third parties and to exercise march-in rights to use or allow third parties to use our licensed technology. The U.S. government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Any exercise by the government of any of the foregoing rights could harm our competitive position, business, financial condition, results of operations, and prospects.

Risks Related to Our Reliance on Third Parties

We plan to rely on third parties to conduct our clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.

We plan to utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, CMOs and strategic partners to conduct our preclinical studies and clinical trials under agreements with us. We expect to have to negotiate budgets and contracts with CROs, trial sites and CMOs which may result in delays to our development timelines and increased costs. We will rely heavily on these third parties over the course of our clinical trials, and we control only certain aspects of their activities. As a result, we will have less direct control over the conduct, timing and completion of these clinical trials and the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot provide assurance that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with biologic product produced under cGMP regulations, including cGTP regulations, and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Any third parties conducting our clinical trials are not and will not be our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our ongoing, clinical and non-clinical product candidates. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

Switching or adding third parties to conduct our clinical trials involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines.

We have in the past and may in the future form or seek collaborations or strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such collaborations, alliances or licensing arrangements.

We have in the past and may in the future form or seek strategic alliances, create joint ventures or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business.

In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety, potency and purity and obtain marketing approval.

Further, collaborations involving our product candidates are subject to numerous risks, which may include the following:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to a collaboration;
•	collaborators may not perform their obligations as expected;
•

collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization of our product candidates based on clinical trial results, changes in their strategic focus due to the acquisition of competitive products, availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities;

•

collaborators may delay clinical trials, provide insufficient funding for a clinical trial, stop a clinical trial, abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates;
•	a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to their marketing and distribution;
•

collaborators may not properly maintain or defend our intellectual property or proprietary rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;

•

disputes may arise between us and a collaborator that cause the delay or termination of the research, development or commercialization of our product candidates, or that result in costly litigation or arbitration that diverts management attention and resources;

•	the number and type of our collaborations could adversely affect our attractiveness to future collaborators or acquirers;
•	there may be conflicts between different collaborators that could negatively affect those collaborations and potentially others;
•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates; and
•

collaborators may own or co-own intellectual property covering our product candidates that results from our collaborating with them, and in such cases, we would not have the exclusive right to commercialize such intellectual property.

As a result, if we enter into additional collaboration agreements and strategic partnerships or license our product candidates, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture, which could delay our timelines or otherwise adversely affect our business. We also cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction. Any delays in entering into new collaborations or strategic partnership agreements related to our product candidates could delay the development and commercialization of our product candidates in certain geographies for certain indications, which would harm our business prospects, financial condition and results of operations.

Our collaboration agreements may grant our collaborators exclusive rights under certain of our intellectual property, and may therefore preclude us from entering into collaborations with others relating to the same or similar compounds, therapeutic targets, indications or diseases. For example, our existing Collaboration and License Agreement with Novartis Institutes for Biomedical Research (Novartis) grants Novartis options to obtain exclusive, worldwide licenses to certain target antigens identified in performance of such agreement and corresponding T-cell receptors for such target antigens. In addition, our collaboration agreements may place restrictions or additional obligations on our ability to license additional compounds in different indications, targets, diseases or geographical locations. If we fail to comply with or breach any provision of a collaboration agreement, a collaborator may have the right to terminate, in whole or in part, such agreement or to seek damages. Many of our collaborators also have the right to terminate the collaboration agreement for convenience. For example, Novartis may terminate its Collaboration and License Agreement with us at any time for any or no reason upon 90 days’ notice. If a collaboration agreement is terminated, in whole or in part, we may be unable to continue the development and commercialization of the applicable product candidates, and even if we are able to do so, such efforts may be delayed and result in additional costs.

We may in the future determine to partner with additional pharmaceutical and biotechnology companies for development and potential commercialization of therapeutic products. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our discovery platform and our business, prospects, financial condition and results of operations may be materially and adversely affected.

In the future, we may rely on the use of manufacturing suites in third party GMP facilities or third parties to manufacture our product candidates. Our business could be harmed if we are unable to use third party manufacturing suites or if the third party manufacturers fail to provide us with sufficient quantities of our product candidates or fail to do so at acceptable quality levels, prices, or timing.

We are in the process of adding manufacturing capacity at our facilities in Waltham, which we expect to be operational in the second fiscal quarter of 2021, but the build-out and staffing of the manufacturing suite may be delayed and the suite may never become operational. We have not yet caused our product candidates to be manufactured or processed on a commercial scale and may not be able to do so for any of our product candidates.

We expect to use third parties as part of our manufacturing process for registrational trials for our current pipeline, and we may also use them for product candidates in the future. Our anticipated reliance on a limited number of third party manufacturers exposes us to the following risks:

•

we may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA must inspect any manufacturers for current cGMP and cGTP compliance as part of our marketing application;

•	a new manufacturer would have to be educated in, or develop substantially equivalent processes for, the production of our product candidates;
•

our manufacturers may have little or no experience with autologous cell products, which are products made from a patient’s own cells, and therefore may require a significant amount of support from us in order to implement and maintain the infrastructure and processes required to manufacture our product candidates;

•	our third party manufacturers might be unable to timely manufacture our product candidates or produce the quantity and quality required to meet our clinical and commercial needs, if any;

•

our third party suppliers or collaborators from whom we receive our antibodies used in combination with our product candidates may be unable to timely manufacture or provide the applicable antibody or produce the quantity and quality required to meet our clinical and commercial needs;

•	contract manufacturers may not be able to execute our manufacturing procedures and other logistical support requirements appropriately;
•

our future contract manufacturers may not perform as agreed, may not devote sufficient resources to our product candidates or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store, and distribute our product , if any;

•

manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMP, cGTP and other government regulations and corresponding foreign standards. We do not have control over third party manufacturers’ compliance with these regulations and standards;

•	we may not own, or may have to share, the intellectual property rights to any improvements made by our third party manufacturers in the manufacturing process for our product candidates;
•	our third party manufacturers could breach or terminate their agreements with us;
•

raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier, may not be available or may not be suitable or acceptable for use due to material or component defects;

•	our contract manufacturers and critical reagent suppliers may be subject to inclement weather, as well as natural or man-made disasters;
•

our contract manufacturers may have unacceptable or inconsistent product quality success rates and yields, and we have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel; and

•

our contract manufacturers may be adversely affected by the ongoing COVID-19 pandemic, the ongoing U.S.-China trade war, political unrest in countries where we or our partners operate, earthquakes and other natural or man-made disasters, equipment failures, labor shortages, power failures, and numerous other factors.

Each of these risks could delay or prevent the completion of our clinical trials or the approval of any of our product candidates by the FDA, result in higher costs or adversely impact commercialization of our product candidates. In addition, we will rely on third parties to perform certain specification tests on our product candidates prior to delivery to patients. If these tests are not appropriately done and test data are not reliable, patients could be put at risk of serious harm and the FDA could place significant restrictions on our company until deficiencies are remedied.

The manufacture of biological drug products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of biologic products often encounter difficulties in production, particularly in scaling up or out, validating the production process and assuring high reliability of the manufacturing process (including the absence of contamination). These problems include logistics and shipping, difficulties with production costs and yields, quality control, including stability of the product, intermediates, or raw materials, product testing, operator error and availability of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if contaminants are discovered in our supply of our product candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot provide assurance that any stability failures or other issues relating to the manufacture of our product candidates will not occur in the future.

We may fail to manage the logistics of collecting and shipping patient material to our manufacturing site (or that of any third party we engage) and shipping the product candidate back to the patient. Logistical and shipment delays and problems caused by us, our vendors or other factors not in our control, such as weather, could prevent or delay the delivery of product candidates to patients. Additionally, we have to maintain a complex chain of identity and chain of custody with respect to patient material as it moves to the manufacturing facility, through the manufacturing process and back to the patient. Failure to maintain chain of identity and chain of custody could result in patient death, loss of product or regulatory action.

Our product candidates rely on the availability of specialty materials, which may not be available to us on acceptable terms or at all.

Our product candidates require specialty materials, some of which are manufactured by small companies with limited resources and experience to support a commercial product. We do not have long-term contracts with many of these suppliers and may not be able to contract with them on acceptable terms or at all. In addition, a number of our suppliers normally support blood-based hospital businesses and generally do not have the capacity to support commercial products manufactured under cGMP by biopharmaceutical firms or may divert their resources towards hospitals rather than us. Our suppliers may be ill-equipped to support our needs, especially in non-routine circumstances like an FDA inspection or medical crisis, such as widespread contamination. We may experience delays in receiving key materials to support clinical or commercial manufacturing. For example, in 2020, we experienced significant delays in receiving shipments of materials utilized in our cell expansion process as a result of the distributor prioritizing distribution of such products for medical use, rather than product candidate development, and, subsequently, increased demand following the easing of state and federal workplace restrictions.

In addition, some of our raw materials are currently sourced from a single supplier, or a small number of suppliers. For example, the type of cell culture media and cryopreservation buffer that we currently use in our manufacturing process for TSC-100 and TSC-101 are each only sourced from a limited number of suppliers. In addition, the cell processing equipment and tubing that we use in our current manufacturing process is only sourced from a single supplier. We also use certain biologic materials, that are available from multiple suppliers, but each version may perform differently, requiring us to characterize them and potentially modify some of our protocols if we change suppliers. We cannot be sure that these suppliers will remain in business, or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these materials for our intended purpose. Accordingly, if we no longer have access to these suppliers, we may experience delays in our clinical or commercial manufacturing which could harm our business or results of operations.

Our manufacturing process needs to comply with FDA regulations relating to the quality and reliability of such processes. Any failure to comply with relevant regulations could result in delays in or termination of our clinical programs and suspension or withdrawal of any regulatory approvals.

In order to commercially produce our product candidates either at our own facility or at a third party’s facility, we will need to comply with the FDA’s cGMP regulations and guidelines, including cGTPs. We may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. We are subject to inspections by the FDA and comparable foreign regulatory authorities to confirm compliance with applicable regulatory requirements. Any failure to follow cGMP, cGTP or other regulatory requirements or delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our TCR-T therapy candidates as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our TCR-T programs, including leading to significant delays in the availability of our TCR-T therapy candidates for our clinical trials or the termination of or suspension of a clinical trial, or the delay or prevention of a filing or approval of marketing applications for our Product candidates. Significant non-compliance could also result in the imposition of sanctions, including warning or untitled letters, fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our Product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation and our business.

If our third party manufacturers use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Our research and development activities involve the controlled use of potentially hazardous substances, including chemical and biological materials, by our third party manufacturers. Our manufacturing is (and any third party manufacturers we engage are) subject to federal, state and local laws and regulations in the United States governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe that our manufacturers’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from medical or hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.

Risks Related to Employee Matters and Managing Growth

We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including our Chief Executive Officer, our Chief Business Officer, and our Chief Scientific Officer. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and an inability to find suitable replacements could result in delays in product development and harm our business.

We conduct our operations at our facility in Waltham, Massachusetts. This region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. Changes to U.S. immigration and work authorization laws and regulations, including those that restrain the flow of scientific and professional talent, can be significantly affected by political forces and levels of economic activity. Our business may be materially adversely affected if legislative or administrative changes to immigration or visa laws and regulations impair our hiring processes and goals or projects involving personnel who are not U.S. citizens.

To encourage valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of June 30, 2021, we had 73 full-time employees and 2 part-time employees. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

•	identifying, recruiting, integrating, maintaining and motivating additional employees;
•

managing our internal development efforts effectively, including the clinical and FDA review process for our product candidates, while complying with our contractual obligations to contractors and other third parties; and

•	improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to commercialize our product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including substantially all aspects of regulatory approval, and clinical trial management. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, or we are not able to effectively build out new facilities to accommodate this expansion, we may not be able to successfully implement the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

We face an inherent risk of product liability as a result of the planned clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for our product candidates or products that we may develop;
•	injury to our reputation;
•	withdrawal of clinical trial participants;
•	initiation of investigations by regulators;
•	costs to defend the related litigation;
•	a diversion of management’s time and our resources;
•	substantial monetary awards to trial participants or patients;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	loss of revenue;
•	exhaustion of any available insurance and our capital resources;
•	the inability to commercialize any product candidate; and
•	a decline in our share price.

Failure to obtain or retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop, alone or with corporate collaborators. Although we have clinical trial insurance, our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income may be limited. As a result of our IPO, our most recent private placements and other transactions that have occurred over the past three years, we may have experienced, an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2020, we had U.S. federal net operating loss carryforwards of $17.6 million and U.S. federal research and development tax credit carryforwards of $1.5 million that expire through 2040 and which could be limited if we experience an “ownership change.” The reduction of the corporate tax rate under the TCJA may cause a reduction in the economic benefit of our net operating loss carryforwards and other deferred tax assets available to us. Under the TCJA, federal net operating losses generated after December 31, 2017 will not be subject to expiration.

Risks Related to Our Common Stock and Our Status as a Public Company

We do not know whether an active trading market will continue to develop or be sustained for our common stock and, as a result, it may be difficult for our stockholders to sell their shares of our common stock.

Our common stock began trading on the Nasdaq Global Market on July 19, 2021. Prior to July 19, 2021, there was no public market for our common stock, and we cannot assure you that an active trading market for our shares will continue to develop or be sustained. As a result, it may be difficult for our stockholders to sell their shares without depressing the market price of our common stock, or at all.

The price of our common stock is volatile and fluctuates substantially, which could result in substantial losses for our stockholders.

Our stock price has been, and is likely to continue to be, volatile. The stock market in general, and the market for smaller biopharmaceutical companies in particular, have experienced extreme price volatility and volume fluctuations that have often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price they paid for their shares. The market price for our common stock may be influenced by many factors, including:

•	overall performance of the equity markets;
•	our operating performance and the performance of other similar companies;
•	results from our ongoing clinical trials and future clinical trials with our current and future product candidates or of our competitors;
•	delays in the commencement, enrollment and the ultimate completion of clinical trials;
•

changes in our projected operating results that we provide to the public, our failure to meet these projections or changes in recommendations by securities analysts that elect to follow our common stock;

•	regulatory actions with respect to our product candidates;
•	regulatory or legal developments in the United States and other countries;
•	the level of expenses related to future product candidates or clinical development programs;
•	our failure to achieve product development or commercialization goals or regulatory approval milestones in the timeframe we announce;
•	changes in hospital or emergency care partner practices;
•	announcements of acquisitions, strategic alliances or significant agreements by us or by our competitors;
•	developments or disputes concerning intellectual property or proprietary rights;
•	our ability to obtain, maintain, protect and enforce our intellectual property and proprietary rights;
•	recruitment or departure of key personnel;
•	the economy as a whole and market conditions in our industry, including conditions resulting from COVID-19;
•	variations in our financial results or the financial results of companies that are perceived to be similar to us;
•	financing or other corporate transactions, or inability to obtain additional funding;
•	trading activity by a limited number of stockholders who together beneficially own a majority of our outstanding common stock;
•	the expiration of market standoff or contractual lock-up agreements;
•	the size of our market float; and
•	the other factors described in this “Risk Factors” section.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many biopharmaceutical companies. Stock prices of many biopharmaceutical companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts do not currently, and may never, publish research on our company. If no or only very few securities analysts commence coverage of us, or if industry analysts cease coverage of us, the trading price for our common stock would be negatively affected. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.

Substantial amounts of our outstanding shares may be sold into the market when lock-up periods end. If there are substantial sales of shares of our common stock, the price of our common stock could decline.

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. Substantially all of our outstanding shares of common stock issued prior to our initial public offering are currently restricted from resale as a result of “lock-up” agreements (which may be waived by Morgan Stanley & Co. LLC, Jefferies LLC, Cowen and Company, LLC, and Barclays Capital Inc. with or without notice). These shares will become available to be sold January 12, 2022. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, and various vesting agreements.

Certain of our stockholders have rights, subject to some conditions and subject to the lock-up agreements described above, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders, subject to lockup agreements. We also have registered shares of common stock that we have issued and may issue under our employee equity incentive plans. Once we register these shares, they will be able to be sold freely in the public market upon issuance, subject to existing market standoff or lock-up agreements (including the lock-up agreements described above).

The market price of the shares of our common stock could decline as a result of the sale of a substantial number of our shares of common stock in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.

The concentration of our stock ownership will likely limit our stockholders’ ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.

As of August 1, 2021 our executive officers, directors, and 5% or greater stockholders beneficially owned, in the aggregate, approximately 54.3% of our outstanding voting stock. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders, oppose them. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you or other stockholders may feel are in your or their best interest as one of our stockholders. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

In addition, we entered into a nominating agreement with Baker Brothers Life Sciences, L.P. and 667, L.P. (collectively, the BBA Funds which was subsequently amended and restated on April 22, 2021), pursuant to which, among other things, we agreed to support the nomination of, and cause our board of directors (or the nominating committee thereof) to include in the slate of nominees recommended to our stockholders for election as directors at each annual or special meeting of our stockholders at which directors are to be elected, one person designated from time to time by the BBA Funds, subject to the requirements of fiduciary duties under applicable law and the terms and conditions of such nominating agreement. The agreement only applies during the period beginning at the closing of our initial public offering and for the three years thereafter, as long as (1) the BBA Funds and their affiliates, collectively, beneficially own at least 75% of the shares of our common stock issued upon conversion of the Series C convertible preferred stock purchased by the BBA Funds in our Series C convertible preferred stock financing, and (2) the BBA Funds and their affiliates, collectively, beneficially own at least 2% of our then outstanding voting common stock.

We are an “emerging growth company” and a “smaller reporting company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

•

the option to present only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

•	not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act;
•

not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•

not being required to disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation; and

•	not being required to submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay,” “say-on-frequency,” and “say-on-golden parachutes.”

The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to take advantage of this extended transition period.

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) ending December 31, 2026, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Requirements associated with being a public company will increase our costs significantly, as well as divert significant company resources and management attention.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or the other rules and regulations of the Securities and Exchange Commission, or the SEC, or any securities exchange relating to public companies. Compliance with the various reporting and other requirements applicable to public companies requires considerable time and attention of management and we will incur significant legal, accounting and other expenses that we did not incur as a private company. We cannot provide assurance that we will satisfy our obligations as a public company on a timely basis.

In addition, as a public company, it may be more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified personnel to serve on our board of directors, our board committees or as executive officers.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could result in sanctions or other penalties that would harm our business.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the Nasdaq Global Market, or Nasdaq. The Sarbanes Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Commencing with our fiscal year ending December 31, 2022, we must perform system and process design evaluation and testing of the effectiveness of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. Prior to becoming a public company, we have never been required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

We may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls over financial reporting, we may not be able to produce timely and accurate financial statements. If that were to happen, our investors could lose confidence in our reported financial information, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities including equivalent foreign authorities.

We will have broad discretion in the use of our cash and cash equivalents and may not use them effectively.

We cannot specify with any certainty the particular uses of the net proceeds that we will receive from this offering, but we currently expect such uses will include conducting clinical trials for TSC-100, TSC-101, and TSC-102, conducting IND-enabling activities and initiate clinical trials for TSC-200, TSC-201, TSC-202, and TSC-203, continuing development of our pre-clinical discovery programs and platform technologies, further expanding our existing manufacturing facility, and other general corporate purposes, which may include the hiring of additional personnel, capital expenditures and the costs of operating as a public company. We will have broad discretion in the application of our cash and cash equivalents, including working capital and other general corporate purposes, and our stockholders may disagree with how we spend or invest these proceeds. The failure by our management to apply these funds effectively could adversely affect our business and financial condition. Pending their use, we may invest our cash and cash equivalents in a manner that does not produce income or that loses value. These investments may not yield a favorable return to our stockholders.

We do not intend to pay dividends for the foreseeable future.

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. Consequently, stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. Our operating results may fluctuate due to a variety of factors, many of which are outside of our control and may be difficult to predict, including the following:

•

the timing and success or failure of clinical trials for our product candidates or competing product candidates, including the nature of the data obtained from such clinical trials, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;

•	our ability to successfully recruit patients for preclinical studies and clinical trials, and any delays caused by difficulties in such recruitment efforts;
•	our ability to obtain regulatory approval for our product candidates, and the timing and scope of any such approvals we may receive;
•	the timing and cost of, and level of investment in, research and development activities relating to our product candidates, which may change from time to time;
•	the cost of manufacturing our product candidates, which may vary depending on the quantity of production and the terms of our agreements with manufacturers;
•	our ability to attract, hire and retain qualified personnel;
•	expenditures that we will or may incur to develop additional product candidates;
•	the level of demand for our product candidates should they receive approval, which may vary significantly;

•	the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future drugs that compete with our product candidates;
•	the changing and volatile U.S., European and global economic environments, including impact of COVID-19; and
•	future accounting pronouncements or changes in our accounting policies.

The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated guidance we may provide.

Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

•	a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;
•

the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;

•

the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•

the requirement that a special meeting of stockholders may be called only by a majority vote of our entire board of directors, the chairman of our board of directors or our chief executive officer, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•

the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then-outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our amended and restated certificate of incorporation or our amended and restated bylaws, which may inhibit the ability of an acquiror to effect such amendments to facilitate an unsolicited takeover attempt; and

•

advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time. A Delaware corporation may opt out of this provision by express provision in its original certificate of incorporation or by amendment to its certificate of incorporation or bylaws approved by its stockholders. However, we have not opted out of this provision.

These and other provisions in our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law could make it more difficult for stockholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including delay or impede a merger, tender offer or proxy contest involving our company. The existence of these provisions could negatively affect the price of our common stock and limit opportunities for stockholders to realize value in a corporate transaction.

For information regarding these and other provisions, see the section titled “Description of capital stock.”

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation will provide that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our bylaws or any action asserting a claim against us that is governed by the internal affairs doctrine. This provision would not apply to claims brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our amended and restated certificate of incorporation provides further that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. These choices of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and may discourage these types of lawsuits. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive-forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find the exclusive-forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business.

General Risk Factors

U.S. federal income tax reform could adversely affect us.

On December 22, 2017, the United States enacted the “Tax Cuts and Jobs Act”, or TCJA, that significantly reformed the Code. The TCJA, among other things, contained significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), the limitation of the deduction for net operating loss carryforwards (NOLs) arising in taxable years beginning after December 31, 2017 to 80% of current year taxable income and elimination of NOL carrybacks for losses arising in taxable years ending after December 31, 2017 (though any such NOLs may be carried forward indefinitely), the imposition of a one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, the elimination of U.S. tax on foreign earnings (subject to certain important exceptions), the allowance of immediate deductions for certain new investments instead of deductions for depreciation expense over time, and the modification or repeal of many business deductions and credits. The financial statements contained herein reflect the effects of the TCJA based on current guidance. However, there remain uncertainties and ambiguities in the application of certain provisions of the TCJA, and, as a result, we made certain judgments and assumptions in the interpretation thereof.

As part of Congress’s response to the COVID-19 pandemic, the Families First Coronavirus Response Act (FFCR Act) was enacted on March 18, 2020, and the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted on March 27, 2020. Both contain numerous tax provisions. In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of NOLs, which was enacted as part of the TCJA. It also provides that NOLs arising in any taxable year beginning after December 31, 2017 and before January 1, 2021 are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation of the tax deductibility for net interest expense by increasing the limitation from 30% to 50% of adjusted taxable income.

Regulatory guidance under the TCJA, the FFCR Act and the CARES Act is and continues to be forthcoming and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. It is also likely that Congress will enact additional tax legislation in connection with the COVID-19 pandemic, some of which could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the FFCR Act or the CARES Act.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biopharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our CROs, CMOs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sale of Unregistered Equity Securities

Stock Option Exercises

For the three months ended June 30, 2021, we issued 27,378 shares of our voting common stock to our employees, directors, advisors and consultants upon the exercise of stock options under our 2018 Plan for aggregate consideration of approximately $62.6 thousand. The shares of voting common stock issued upon the exercise of stock options were issued pursuant to written compensatory plans or arrangements with our employees, directors, advisors, and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act.

Use of Proceeds

In July 2021, our Registration Statement on Form S-1 (No. 333-257938) was declared effective by the SEC pursuant to which we issued and sold an aggregate of 6,666,667 shares of voting common stock at a public offering price of $15.00 per share for aggregate net cash proceeds of $90.5 million, after deducting $7.0 million underwriting discounts and commissions, and $2.5 million in offering costs borne by us. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. The sale and issuance of 6,666,667 shares closed on July 20, 2021. Morgan Stanley & Co. LLC, Jefferies LLC, Cowen and Company LLC and Barclays Capital Inc. acted as joint book-running managers for the offering. There has been no material change in the planned use of proceeds from our initial public offering from that described in the Prospectus.

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation of TScan Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 20, 2021).

3.2

Amended and Restated Bylaws of TScan Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 20, 2021).

4.1

Amended and Restated Nominating Agreement, dated April 22, 2021, by and among the Registrant, Baker Brothers Life Sciences, L.P. and 667, L.P. (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on April 23, 2021).

10.1

Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on April 23, 2021).

10.2

2021 Equity Incentive Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on April 23, 2021).

10.3

2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on April 23, 2021).

10.4

Amended and Restated Exclusive Patent License Agreement by and between the Registrant and The Brigham and Women’s Hospital, Inc. Dated April 20, 2021 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on April 23, 2021).

10.5

Employment Agreement, dated April 23, 2021, by and between the Registrant and David Southwell (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on April 23, 2021).

10.6

Employment Letter Agreement, dated April 23, 2021, by and between the Registrant and Gavin MacBeath, Ph.D. (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on April 23, 2021).

10.7

Employment Letter Agreement, dated April 23, 2021, by and between the Registrant and William Desmarais (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on April 23, 2021).

10.8

Employment Agreement, dated May 4, 2021, by and between the Registrant and Brian Silver (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on May 5, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TScan Therapeutics, Inc.

Date: August 19, 2021	By:	/s/ David Southwell
David Southwell
Chief Executive Officer (Principal Executive Officer)

Date: August 19, 2021	By:	/s/ Brian Silver
Brian Silver
Chief Financial Officer (Principal Financial and Accounting Officer)