Form 10-Q
period 2021-09-30
TScan Therapeutics, Inc.
filed 2021-11-10
CIK 1783328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 5, 2021, the registrant had 18,624,902 shares of voting common stock, $0.0001 par value per share, and 5,143,134 shares of non-voting common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TScan Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$182,312	$34,791
Prepaid expenses and other current assets	4,691	1,654
Total current assets	187,003	36,445
Property and equipment, net	11,295	5,659
Right-of-use assets	5,830	6,873
Restricted cash	595	595
Long-term deposit	166	166
Total assets	$204,889	$49,738
Liabilities, Convertible Preferred Stock and Stockholders' Deficit
Current liabilities:
Accounts payable	$5,072	$2,910
Accrued expenses and other current liabilities	4,285	2,494
Operating lease liability, current portion	1,620	1,415
Deferred revenue, current portion	11,967	10,627
Total current liabilities	22,944	17,446
Deferred revenue, net of current portion	2,844	8,816
Operating lease liability, net of current portion	4,791	6,019
Other long term liabilities	236	238
Total liabilities	30,815	32,519
Commitments and contingencies (Note 8)
Convertible preferred stock (Note 5)	-	59,681
Stockholders' deficit:
Voting common stock, $0.0001 par value; 300,000,000 and 165,210,543 shares authorized; 18,822,600 and 1,574,138 shares issued; and 18,618,087 and 1,135,858 shares outstanding at September 30, 2021 and December 31, 2020, respectively	2	1
Non-voting common stock, $0.0001 par value; 10,000,000 and 0 shares authorized; 5,143,134 and 0 shares issued; and 5,143,134 and 0 shares outstanding at September 30, 2021 and December 31, 2020, respectively	1	-
Additional paid-in capital	252,029	1,070
Accumulated deficit	(77,958)	(43,533)
Total stockholders' deficit	174,074	(42,462)
Total liabilities, convertible preferred stock and stockholders' deficit	$204,889	$49,738

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TScan Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Collaboration and license revenue	$2,412	$290	$7,287	$290
Operating expenses:
Research and development	14,206	5,813	32,346	$14,613
General and administrative	4,048	1,648	9,380	$4,100
Total operating expenses	18,254	7,461	41,726	18,713
Loss from operations	(15,842)	(7,171)	(34,439)	(18,423)
Other income:
Interest and other income (loss), net	3	1	14	103
Net loss	$(15,839)	$(7,170)	$(34,425)	$(18,320)
Net loss per share, basic and diluted	$(0.80)	$(7.16)	$(4.55)	$(20.44)
Weighted average common shares outstanding—basic and diluted	19,875,428	1,001,853	7,562,436	896,100

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TScan Therapeutics, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit

(in thousands, except share data and issuance costs)

(Unaudited)

					Additional		Total
	Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at June 30, 2020	7,063,104	$59,681	944,305	$1	$751	$(28,556)	$(27,804)
Exercise of stock options	-	-	470	-	1	-	1
Vesting of restricted common stock	-	-	87,652	-	-	-	-
Stock-based compensation expense	-	-	-	-	128	-	128
Net loss	-	-	-	-	-	(7,170)	(7,170)
Balances at September 30, 2020	7,063,104	$59,681	1,032,427	$1	$880	$(35,726)	$(34,845)
Balances at June 30, 2021	15,616,272	$159,411	1,419,819	$1	$2,088	$(62,119)	$(60,030)
Issuance of common stock, net of issuance costs of $10.4 million (Note 1)	-	-	6,666,667	1	89,646	-	89,647
Conversion of convertible preferred stock to common stock upon closing of initial public offering	(15,616,272)	(159,411)	15,616,272	1	159,410	-	159,411
Vesting of restricted common stock	-	-	58,463	-	-	-	-
Stock-based compensation expense	-	-	-	-	885	-	885
Net loss	-	-	-	-	-	(15,839)	(15,839)
Balances at September 30, 2021	-	$-	23,761,221	$3	$252,029	$(77,958)	$174,074

TScan Therapeutics, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit - Continued

(in thousands, except share data and issuance costs)

(Unaudited)

					Additional	-	Total
	Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at January 1, 2020	7,063,104	$59,681	642,903	$-	$268	$(17,406)	$(17,138)
Exercise of stock options	-	-	125,298	1	247	-	248
Vesting of restricted common stock	-	-	264,226	-	-	-	-
Stock-based compensation expense	-	-	-	-	365	-	365
Net loss	-	-	-	-	-	(18,320)	(18,320)
Balances at September 30, 2020	7,063,104	$59,681	1,032,427	$1	$880	$(35,726)	$(34,845)
Balances at January 1, 2021	7,063,104	$59,681	1,135,858	$1	$1,070	$(43,533)	$(42,462)
Issuance of Series C convertible preferred stock (net of issuance costs of $270 thousand)	8,553,168	99,730	-	-	-	-	-
Issuance of common stock, net of issuance costs of $10.4 million (Note 1)	-	-	6,666,667	1	89,646	-	89,647
Conversion of convertible preferred stock to common stock upon closing of initial public offering	(15,616,272)	(159,411)	15,616,272	1	159,410	-	159,411
Exercise of stock options	-	-	108,657	-	171	-	171
Vesting of restricted common stock	-	-	233,767	-	-	-	-
Stock-based compensation expense	-	-	-	-	1,732	-	1,732
Net loss	-	-	-	-	-	(34,425)	(34,425)
Balances at September 30, 2021	-	$-	23,761,221	$3	$252,029	$(77,958)	$174,074

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TScan Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(34,425)	$(18,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,186	834
Stock-based compensation	1,732	365
Changes in current assets and liabilities:
Prepaid expenses and other assets	(3,037)	(189)
Right-of-use assets and lease liabilities, net	20	386
Accounts payable	2,472	1,071
Accrued expense and other liabilities	1,387	373
Deferred revenue	(4,632)	19,807
Net cash (used in) provided by operating activities	(34,297)	4,327
Cash flows from investing activities:
Purchases of property and equipment	(7,730)	(2,853)
Net cash used in investing activities	(7,730)	(2,853)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	99,730	-
Proceeds from exercise of stock options	171	248
Proceeds from initial public offering, net of issuance costs	89,647	-
Net cash provided by financing activities	189,548	248
Net increase in cash, cash equivalents and restricted cash	147,521	1,722
Cash, cash equivalents, and restricted cash - beginning of period	35,386	42,359
Cash, cash equivalents, and restricted cash - end of period	$182,907	$44,081
Supplemental cash flow information:
Purchase of property and equipment in accounts payable and accrued liabilities	$1,427	$458
Conversion of convertible preferred stock to common stock upon closing of initial public offering	$159,411	$-

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

Initial Public Offering

In July 2021, the Company completed the initial public offering (IPO) in which the Company issued and sold 6,666,667 shares of its voting common stock at a public offering price of $15.00 per share, for aggregate gross proceeds of $100 million and its shares started trading on the Nasdaq Global Market under the ticker symbol “TCRX.” The Company received $89.6 million in net proceeds after deducting $7.0 million in underwriting discounts and commissions, and $3.4 million in offering costs borne by us. Upon closing of the IPO, all of the Company's outstanding shares of convertible preferred stock automatically converted into 15,616,272 shares of common stock (of which 5,143,134 shares are non-voting common stock).

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

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from sales of convertible preferred stock and with payments received under its license and collaboration agreements. Since its inception, the Company has incurred recurring losses, including net losses of $34.4 million and $18.3 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, the Company had an accumulated deficit of $78.0 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash and cash equivalents as of September 30, 2021 will be sufficient to fund the Company’s operations for at least the next twelve months from the date of the issuance of the financial statements.

Reverse Stock Split

The Company’s board of directors (the Board) and stockholders approved a 1-for-8.2 reverse stock split of the Company’s issued and outstanding common and preferred stock, which became effective on May 13, 2021. Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been retroactively adjusted to reflect the reverse stock split.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP) and applicable rules and regulations of the Securities and Exchange Commission (the SEC) regarding interim financial reporting, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. Management believes that the interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of its operations and cash flows. The condensed consolidated financial statements include the accounts of TScan Therapeutics, Inc. and its subsidiary TScan Securities Corporation. All intercompany balances and transactions have been eliminated in consolidation. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and unaudited condensed consolidated statements included in the Company’s final prospectus related to the Company’s IPO dated July 15, 2021 and filed with the Securities Exchange Commission on July 16, 2021, pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the Prospectus).

3. Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, the assets (liabilities) carried at fair value (in thousands):

	Fair value measurements at September 30, 2021 using:
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents – money market funds	$181,300	$-	$-	$181,300
Total financial assets	$181,300	$-	$-	$181,300

	Fair value measurements at December 31, 2020 using:
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents – money market funds	$33,748	$-	$-	$33,748
Total financial assets	$33,748	$-	$-	$33,748

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

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued employee compensation and benefits	$1,747	$1,535
Accrued research and development	1,398	60
Accrued consulting and professional services	445	189
Accrued legal services and license fee	27	578
Other	668	132
Total accrued expenses and other current liabilities	$4,285	$2,494

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

As of December 31, 2020, the preferred stock consisted of the following (in thousands, except for share data):

	December 31, 2020
	Preferred Stock Authorized	Preferred Stock Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series A Preferred Stock	26,315,790	3,209,240	$24,874	$29,838	3,209,240
Series B Preferred Stock	31,601,732	3,853,864	34,807	39,037	3,853,864
Total	57,917,522	7,063,104	$59,681	$68,875	7,063,104

Upon the completion of the Company’s IPO in July 2021, all outstanding shares of the Company’s preferred stock were converted into 15,616,272 shares of common stock (of which 5,143,134 shares are non-voting common stock). As a result, as of September 30, 2021, no shares of preferred stock are presently outstanding.

6. Stock Based Compensation

2018 Equity Incentive Plan

On April 20, 2018, the Company adopted the 2018 Stock Plan (the 2018 Plan). The 2018 Plan, as amended, provided for the issuance of up to 2,902,738 shares of common stock to employees, officers, directors, consultants, and advisors in the form of nonqualified and incentive stock options, unvested stock awards, and other stock-based awards.

2021 Equity Incentive Plan

The 2021 Equity Incentive Plan (the 2021 Plan) was approved by the Company’s Board on April 22, 2021 and became effective immediately, although no awards were permitted to be granted under the 2021 Plan until July 15, 2021. The 2021 Plan replaced the 2018 Plan. However, awards outstanding under the 2018 Plan continue to be governed by their existing terms. There were 3,278,048 shares of common stock initially reserved for issuance under the 2021 Plan, plus up to 167,887 shares reserved for issuance under, or issued pursuant to or subject to awards granted under, the 2018 Plan. As of September 30, 2021, there were 2,836,264 shares of common stock available for issuance under the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan will be increased automatically on the first business day of each fiscal year, commencing in 2022 and ending in 2031. The aggregate number of common shares that may be issued under the 2021 Plan shall automatically increase by a number equal to the lesser of (a) 4% of the total number of shares of common stock actually issued and outstanding on the last day of the preceding fiscal year or (b) a number of shares common stock determined by the Company’s Board.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the 2021 ESPP) was approved by the Company’s Board on April 22, 2021 and became effective immediately, although no awards were permitted to be granted under the 2021 Plan until July 15, 2021. A total of 254,390 shares of common stock were initially reserved for issuance under the 2021 ESPP. As of September 30, 2021, there were 254,390 shares of common stock available for issuance under the 2021 ESPP. The number of shares reserved for issuance will automatically be increased on the first business day of each fiscal year, commencing on January 1, 2022 and ending on January 1, 2041. The aggregate number of shares of common stock that may be issued under the 2021 ESPP shall automatically increase by a number equal to the least of (i) one percent (1%) of the total number of shares of common stock actually issued and outstanding on the last day of the preceding fiscal year, or (ii) a number of shares of common stock determined by the Company’s Board. Shares issued under the 2021 ESPP will be compensatory.

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

The Company utilized the Black-Scholes option-pricing model to estimate the fair value of stock options awarded to employees. The Black-Scholes option-pricing model requires several key assumptions. The key assumptions used to apply this pricing model during the nine months ended September 30, 2021 and 2020, were as follows:

	Nine Months Ended September 30,
	2021	2020
Risk free interest rate	0.76%	0.91%
Expected term (in years)	6.05	6.06
Expected dividend yield	0%	0%
Expected volatility of underlying common stock	75%	71%

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

The following table summarizes the stock option activity under the 2018 Plan and 2021 Plan:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Intrinsic Value (in thousands)
Outstanding January 1, 2021	1,445,426	$2.62	8.74	$3,799
Granted	1,882,441	8.80
Exercised	(108,657)	2.18
Canceled	(128,361)	4.82
Outstanding September 30, 2021	3,090,849	$6.40	8.91	$9,452
Options vested or expected to vest as of September 30, 2021	3,090,849	$6.40	8.91	$9,452
Stock options exercisable as of September 30, 2021	558,385	$2.44	7.76	$3,302

The weighted average grant date fair value of stock options granted for the nine months ended September 30, 2021 was $5.79 per share.

Restricted Common Stock

The Company has granted restricted common stock with service based vesting conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder, except for transfers for estate planning purposes in which the transferee agrees to remain bound by all restrictions set forth in the original common stock purchase agreement. They are legally issued and outstanding but only accounted for as outstanding when vested. These restrictions lapse over the four year vesting term of each award. The purchase price of each share of restricted common stock was $0.001 per share. A summary of the activity for the nine months ended September 30, 2021 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock as of January 1, 2021	438,280	-
Vested	(233,767)	-
Unvested restricted stock as of September 30, 2021	204,513	-

The aggregate fair value of restricted stock awards that vested during the nine months ended September 30, 2021 was nominal.

Stock-Based Compensation Expense

Stock-based compensation expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$270	$61	$626	$173
General and administrative	615	67	1,106	192
Total stock-based compensation expense	$885	$128	$1,732	$365

As of September 30, 2021, there was $10.6 million of unrecognized stock-based compensation expense related to unvested stock options and restricted common stock, which is estimated to be recognized over a period of 3.09 years.

7. Collaboration and License Agreements

Novartis

In March 2020, the Company entered into a Collaboration and License Agreement (the Novartis Agreement) with Novartis Institutes For Biomedical Research, Inc. (Novartis) to collaborate on their research efforts to discover and develop novel TCR-T therapies. Under the Novartis Agreement, the Company will identify and characterize TCRs in accordance with a research plan, transfer data arising from the research plan. Novartis will have the option to license and develop TCRs for up to three novel targets identified in performance of the collaboration during the collaboration period of the Novartis Agreement. Novartis will also have rights of first negotiation for certain additional targets and TCRs identified in performance of the collaboration during a defined collaboration period of the Novartis Agreement and for 180 days after such collaboration period ends (which collaboration period will end no later than March 2023). If during such 180-day right of first negotiation period, the Company notifies Novartis of the Company’s intent to grant a third party a license to a target or TCR identified in the collaboration, then Novartis may obtain the exclusive right to negotiate a license to such target or TCR for an additional 270 days by providing the Company with a term sheet to license such target or TCR within 90 days of the Company’s notice of such intent. The Novartis Agreement provides for payments of an upfront fee of $20.0 million, research funding totaling $10.0 million and potential milestone payments contingent on clinical, regulatory and sales success. In addition to payments upon achievement of certain clinical and regulatory milestones, Novartis will pay the Company mid-single to low double-digit royalties on net sales for each product directed to a target licensed by Novartis. After the end of the collaboration period and the expiration of Novartis’ first right of negotiation, the Company is free to develop TCRs against targets not licensed by Novartis.

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

During the nine months ended September 30, 2021, the Company recognized $7.0 million of revenue associated with the Novartis Agreement based on performance completed during that period. Additionally, during the nine months ended September 30, 2021, the Company incurred $2.4 million of costs associated with the Novartis Agreement that were recorded within research and development expenses in the statements of operations. Additionally, as of September 30, 2021, the Company had current and long-term deferred revenue of $12.0 million and $2.8 million, respectively due to Novartis Agreement.

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

9. Net Loss Per Share

Net Loss Per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(15,839)	$(7,170)	$(34,425)	$(18,320)
Denominator:
Weighted-average common shares outstanding, basic and diluted	19,875,428	1,001,853	7,562,436	896,100
Net loss per share, basic and diluted	$(0.80)	$(7.16)	$(4.55)	$(20.44)

We have two classes of common stock, each with identical participation rights to earnings and liquidation preferences, and therefore the calculation of net loss per share as described above is identical to the calculation under the two-class method. The Company excluded the following potential common shares from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	September 30,
	2021	2020
Series A Preferred Stock (as converted to common stock)	-	3,209,240
Series B Preferred Stock (as converted to common stock)	-	3,853,864
Unvested restricted common stock	204,513	524,660
Options to purchase common stock	3,090,849	1,410,038
Total	3,295,362	8,997,802

10. Related-Party Transactions

Novartis and its affiliates hold shares of voting and non-voting common stock and is the customer in the Novartis Agreement discussed in Note 7.

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

Since our inception in 2018, we have devoted our efforts to raising capital, obtaining financing, filing, prosecuting and maintaining intellectual property rights, organizing and staffing our company and incurring research and development costs related to the identification of novel targets for TCRs and development of TCR-T therapies to target and eliminate cancer cells. We do not have any therapies approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from sales of convertible preferred stock and revenue received under our collaboration agreement with Novartis Institutes for Biomedical Research, Inc., or Novartis. Through September 30, 2021, we have received gross proceeds of $160.0 million from sales of our convertible preferred stock. Under the terms of our Collaboration and License Agreement with Novartis, we received a $20.0 million upfront payment and agreed to invest an estimated $10.0 million in research costs that will be reimbursed by Novartis over the research term.

We have incurred significant operating losses since our inception. We reported net losses of $15.8 million and $7.2 million for the three months ended September 30, 2021 and 2020, respectively, and $34.4 million and $18.3 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $78.0 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect that our expenses and capital expenditure requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•
continue our research and development efforts to identify and develop product candidates and submit investigational new drug applications, or INDs, for such product candidates;
•
conduct preclinical studies and commence clinical trials for our current and future product candidates based on our proprietary platform;
•
develop processes suitable for manufacturing and clinical development;
•
continue to develop and expand our manufacturing capabilities;
•
seek marketing approvals for any product candidates that successfully complete clinical trials;
•
build commercial infrastructure to support sales and marketing for our product candidates;

•
expand, maintain and protect our intellectual property portfolio;
•
hire additional clinical, regulatory and scientific personnel; and
•
continue to operate as a public company.

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

We believe that our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditures into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and capital resources” and “Risk factors—Risks related to our financial position and need for additional capital.”

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

Initial Public Offering

On July 16, 2021, we completed our IPO in which we issued and sold 6,666,667 shares of our voting common stock at an initial public offering price of $15.00 per share, for aggregate gross proceeds of $100 million and our voting common stock started trading on The Nasdaq Global Market under the ticker symbol “TCRX.” We received $89.6 million in net proceeds after deducting underwriting discounts and commissions, and offering costs borne by us. Additionally, as part of the IPO, the underwriters were granted an option to purchase up to an additional 1,000,000 shares of voting common stock. Upon closing of the IPO, all of our outstanding shares of convertible preferred stock automatically converted into 15,616,272 shares of common stock (of which 5,143,134 shares are non-voting common stock).

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

The Novartis Agreement is within the scope of ASC 606 under which we have identified a single performance obligation consisting of the research services, data reporting and participation in a joint steering committee. During the nine months ended September 30, 2021, we recognized $7.0 million of revenue associated with the Novartis Agreement. We expect to recognize the remaining arrangement consideration over the expected research term, which is not expected to exceed 3 years.

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

Results of Operations

Three months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020	Change
Revenue
Collaboration and license revenue	$2,412	$290	$2,122
Operating expenses:
Research and development	14,206	5,813	8,393
General and administrative	4,048	1,648	2,400
Total operating expenses	18,254	7,461	10,793
Loss from operations	(15,842)	(7,171)	(8,671)
Other income:
Interest income	3	1	2
Net loss	$(15,839)	$(7,170)	$(8,669)

Revenue

We had $2.4 million revenue for the three months ended September 30, 2021 compared to $0.3 million revenue for the three months ended September 30, 2020. The increase was related to the recognition of revenue associated with the Novartis Agreement, which has an expected term that ends no later than March 2023. The revenue generated from the Novartis Agreement is expected to increase in the fourth quarter 2021 and into 2022.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020	Change
Preclinical studies	$8,342	$2,263	$6,079
Legal and professional fees	371	362	9
Personnel expenses (including stock-based compensation)	3,369	1,897	1,472
Facility-related and other	2,124	1,291	833
Total research and development expenses	$14,206	$5,813	$8,393

Research and development expenses were $14.2 million for the three months ended September 30, 2021 compared to $5.8 million for the three months ended September 30, 2020. The increase in research and development expenses was primarily attributable to a $6.1 million increase in laboratory supplies, research material, and preclinical studies. Additionally, there was a $1.5 million increase in personnel expenses, including an increase of $0.2 million related to stock-based compensation expense, a $0.8 million increase in professional fees, facility-related expenses and other expenses due to the expansion of leased facilities as well as the increased depreciation related to purchases of laboratory equipment.

General and Administrative Expenses

General and administrative expenses were $4.0 million for the three months ended September 30, 2021 compared to $1.6 million for the three months ended September 30, 2020. The increase in general and administrative expense was primarily due to a $1.3 million increase in personnel expenses, which includes an increase of $0.5 million related to stock-based compensation expense and an increase of $0.6 million in other expenses.

Nine months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Revenue
Collaboration and license revenue	$7,287	$290	$6,997
Operating expenses:
Research and development	32,346	14,613	17,733
General and administrative	9,380	4,100	5,280
Total operating expenses	41,726	18,713	23,013
Loss from operations	(34,439)	(18,423)	(16,016)
Other income:
Interest income	14	103	(89)
Net loss	$(34,425)	$(18,320)	$(16,105)

Revenue

We had $7.3 million revenue for the nine months ended September 30, 2021 and $0.3 million revenue for the nine months ended September 30, 2020. The increase was related to the recognition of revenue associated with the Novartis Agreement, which has an expected term that ends no later than March 2023. The revenue generated from the Novartis Agreement has increased throughout the nine months ended September 30, 2021 and is expected to continue to increase through the end of the year and into 2022.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Preclinical studies	$17,372	$5,641	$11,731
Legal and professional fees	786	633	153
Personnel expenses (including stock-based compensation)	8,978	5,306	3,672
Facility-related and other	5,210	3,033	2,177
Total research and development expenses	$32,346	$14,613	$17,733

Research and development expenses were $32.3 million for the nine months ended September 30, 2021 compared to $14.6 million for the nine months ended September 30, 2020. The increase in research and development expenses was primarily attributable to a $11.7 million increase in laboratory supplies, research material, and preclinical studies. Additionally, there was a $3.7 million increase in personnel expenses, including an increase of $0.5 million related to stock-based compensation expense, a $0.2 million increase in professional fees and a $2.2 million increase in facility-related expenses and other expenses due to the expansion of leased facilities as well as the increased depreciation related to purchases of laboratory equipment.

General and Administrative Expenses

General and administrative expenses were $9.4 million for the nine months ended September 30, 2021 compared to $4.1 million for the nine months ended September 30, 2020. The increase in general and administrative expense was primarily due to a $0.8 million increase in legal and professional fees, as well as a $3.0 million increase in personnel expenses, which includes an increase of $0.9 million related to stock-based compensation expense and an increase of $1.5 million in other expenses.

Liquidity and Capital Resources

Sources of Liquidity

We have not generated any revenue from product sales and have incurred net losses and negative cash flows from our operations. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Under the terms of the Novartis Agreement, we received an upfront payment of $20 million. Additionally, Novartis is obligated to reimburse us for costs incurred to perform the research and development activities of up to $10 million. To date, we have funded our operations primarily with proceeds from sales of equity securities, most recently, with proceeds from the sale of common stock in our IPO in July 2021. As of September 30, 2021, we had cash, cash equivalents of $182.3 million.

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
•
our decision to invest in facilities to enable growth;
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
•
our ability to establish and maintain collaborations on favorable terms, if at all, as well as the costs and timing of any collaboration, license or other arrangement, including the terms and timing of any milestone payments thereunder; and
•
the costs of continuing to operate as a public company.

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Net cash provided by (used in) operating activities	$(34,297)	$4,327	$(38,624)
Net cash used in investing activities	(7,730)	(2,853)	(4,877)
Net cash provided by financing activities	189,548	248	189,300
Net increase in cash, cash equivalents and restricted cash	$147,521	$1,722	$145,799

Operating Activities

During the nine months ended September 30, 2021, operating activities used $34.3 million of cash, due to our net loss of $34.4 million and net cash decrease provided by changes in our operating assets and liabilities of $3.8 million, partially offset by non-cash charges of $3.9 million.

During the nine months ended September 30, 2020, operating activities generated a $4.3 million cash increase, due to receipt of an upfront payment of $20.0 million associated with the Novartis Agreement and non-cash charges of $1.2 million, partially offset by a net loss of $18.3 million and net cash provided by changes in our operating assets and liabilities, excluding the payment of $1.6 million associated with the Novartis Agreement.

Investing Activities

During the nine months ended September 30, 2021 and 2020, net cash used in investing activities was $7.7 million and $2.9 million, respectively, related to the purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2021, net cash provided by financing activities was $189.5 million, consisting primarily of net proceeds of $99.7 million from our issuance of convertible preferred stock and $89.6 million from our IPO.

During the nine months ended September 30, 2020, net cash provided by financing activities was $0.2 million, consisting primarily of net proceeds from the exercise of common stock options.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2021, we had cash and cash equivalents of $182.3 million which were held in savings accounts at banking institutions and money market funds that invest in U.S. Government securities. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in market interest rates would not have a material effect on the fair market value of our cash balance or on our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates. Our operations may be subject to fluctuations in foreign currency exchange rates in the future. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the three months ended September 30, 2021 and 2020. Our operations may be subject to inflation in the future.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Principal Executive Officer and Principal Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses in each period since our inception in April 2018. For the years ended December 31, 2019 and 2020, we reported net losses of $13.7 million and $26.1 million, respectively, and $15.8 million and $34.4 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, we had an accumulated deficit of $78.0 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

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
•
hire additional clinical, regulatory and scientific personnel; and
•
continue to operate as a public company.

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

As of September 30, 2021, we had $182.3 million in cash and cash equivalents. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into 2024. Accordingly, our existing cash and cash equivalents will not be sufficient for us to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources. We may also need to raise additional funds sooner if we choose to pursue additional indications for our product candidates or otherwise expand more rapidly than we presently anticipate.

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

•
successful development of a process suitable for clinical manufacturing;
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

Although we plan to further expand our existing manufacturing facility, we currently rely on third parties for the manufacture of our vector and other components of our manufacturing process. These third party manufacturers may incorporate their own proprietary processes into our components. We have limited control and oversight of a third party’s proprietary process, and a third party may elect to modify its process without our consent or knowledge. These modifications could negatively impact our manufacturing, including product loss or failure that requires additional manufacturing runs or a change in manufacturer, both of which could significantly increase the cost of and significantly delay the manufacture of our product candidates. In addition, we are currently reliant on a single manufacturer for our transposon and transposase, and many of the critical raw materials and reagents used in the process are single or sole source. These third party providers may not be able to provide adequate resources, capacity to meet our needs, timely delivery of material, or may change internal processes or specifications that adversely affect our process or product candidates.

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

As of September 30, 2021, we had 90 full-time employees and 5 part-time employees. As our development and commercialization plans and strategies develop, and as we continue operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

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
•
the economy as a whole and market conditions in our industry, including conditions resulting from the COVID-19 pandemic;
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

As of November 5, 2021 our executive officers, directors, and entities affiliated with such persons beneficially owned, in the aggregate, approximately 14.5% of our outstanding voting stock and approximately 29.4% of our outstanding common stock. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders, oppose them. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you or other stockholders may feel are in your or their best interest as one of our stockholders. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

In addition, we entered into a nominating agreement with Baker Brothers Life Sciences, L.P. and 667, L.P. (collectively, the BBA Funds which was subsequently amended and restated on April 22, 2021), pursuant to which, among other things, we agreed to support the nomination of, and cause our board of directors (or the nominating committee thereof) to include in the slate of nominees recommended to our stockholders for election as directors at each annual or special meeting of our stockholders at which directors are to be elected, one person designated from time to time by the BBA Funds, subject to the requirements of fiduciary duties under applicable law and the terms and conditions of such nominating agreement. The agreement only applies for the three years following our initial public offering, as long as (1) the BBA Funds and their affiliates, collectively, beneficially own at least 75% of the shares of our common stock issued upon conversion of the Series C convertible preferred stock purchased by the BBA Funds in our Series C convertible preferred stock financing, and (2) the BBA Funds and their affiliates, collectively, beneficially own at least 2% of our then outstanding voting common stock.

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
•
the changing and volatile U.S., European and global economic environments, including impact of the COVID-19 pandemic; and
•
future accounting pronouncements or changes in our accounting policies.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our bylaws or any action asserting a claim against us that is governed by the internal affairs doctrine. This provision does not apply to claims brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our amended and restated certificate of incorporation provides further that the federal district courts of the United States is the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. These choices of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and may discourage these types of lawsuits. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive-forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find the exclusive-forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sale of Unregistered Equity Securities

Not Applicable

Use of Proceeds

In July 2021, our Registration Statement on Form S-1 (No. 333-257938) was declared effective by the SEC pursuant to which we issued and sold an aggregate of 6,666,667 shares of voting common stock at a public offering price of $15.00 per share for aggregate net cash proceeds of $89.6 million, after deducting $7.0 million underwriting discounts and commissions, and $3.4 million in offering costs borne by us. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. The sale and issuance of 6,666,667 shares closed on July 20, 2021. Morgan Stanley & Co. LLC, Jefferies LLC, Cowen and Company LLC and Barclays Capital Inc. acted as joint book-running managers for the offering. There has been no material change in the planned use of proceeds from our initial public offering from that described in the Prospectus.

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

10.1*	Employment Agreement, dated July 28, 2021, by and between the Registrant and Zoran Zdraveski.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TScan Therapeutics, Inc.

Date: November 10, 2021	By:	/s/ David Southwell
David Southwell
Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Brian Silver
Brian Silver
Chief Financial Officer (Principal Financial and Accounting Officer)