Form 10-K
period 2021-12-31
TScan Therapeutics, Inc.
filed 2022-03-09
CIK 1783328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40603

TSCAN THERAPEUTICS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	82-5282075
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
830 Winter Street Waltham, Massachusetts	02451c
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (857) 399-9500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Voting Common Stock, $0.0001 par value per share	TCRX	The Nasdaq Global Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2021, the last business date of the registrant's most recently completed second quarter, there was no public market for the registrant's common stock. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock market on March 4, 2022, was approximately $64,227,891.

The number of shares of Registrant’s Common Stock outstanding as of March 4, 2022 was 23,976,942.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2022 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2021, are incorporated by reference in Part III of this Form 10-K.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as information included in oral statements or other written statements made or to be made by us, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, future revenue, business strategy, prospects, product candidates, planned preclinical studies and clinical trials, results of clinical trials, research and development costs, regulatory approvals, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that are in some cases beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

The words “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements. Forward-looking statements contained in this Annual Report include, but are not limited to, express or implied statements about:

•
the beneficial characteristics, safety, efficacy, therapeutic effects and potential advantages of our T cell receptor-engineered T cell, or TCR-T, therapy candidates;
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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors” and elsewhere in this Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward- looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The forward-looking statements contained in this Annual Report are made as of the date of this Annual Report, and although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, advancements, discoveries, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report to conform these statements to actual results or to changes in our expectations.

You should read this Annual Report and the documents that we reference in this Annual Report and have filed with the SEC with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

In addition, this Annual Report contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates, including data regarding the estimated size of such markets and the incidence of certain medical conditions. We obtained the industry, market and similar data set forth in this Annual Report from our internal estimates and research, and from academic and industry research, publications, surveys and studies conducted by third-parties, including governmental agencies. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable. Our estimates of the potential market opportunities for our product candidates include a number of key assumptions based on our industry knowledge, industry publications and third-party research, surveys and studies, which may be based on a small sample size and fail to accurately reflect market opportunities. Information based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by us and third parties, industry, medical and general publications, government data and similar sources.

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company focused on developing a robust pipeline of T cell receptor-engineered T cell, or TCR-T, therapies for the treatment of patients with cancer. Our approach is based on the central premise that we can learn from patients who are winning their fight against cancer in order to treat those who are not. Using one of our proprietary platform technologies, TargetScan, we analyze the T cells of cancer patients with exceptional responses to immunotherapy to discover how the immune system naturally recognizes and eliminates tumor cells in these patients. This allows us to precisely identify the targets of T cell receptors, or TCRs, that are driving these exceptional responses. We aim to use these anti-cancer TCRs to treat patients with cancer by genetically engineering their own T cells to recognize and eliminate their cancer. In addition to discovering TCR-T therapies against novel targets, we are using our ReceptorScan technology to further diversify our portfolio of therapeutic TCRs with TCR-T therapies against known targets. We reduce the risk and enhance the safety profile of these therapeutic TCRs by screening them using SafetyScan to identify potential off-targets of a TCR and eliminate those TCR candidates that cross-react with proteins expressed at high levels in critical organs.

We believe this three-pronged approach will enable us to discover and develop a wide array of potential treatment options for patients with cancer.

We are advancing a robust pipeline of TCR-T therapy candidates for the treatment of patients with hematologic and solid tumor malignancies. Our lead liquid tumor product candidates, TSC-100 and TSC-101, are in development for the treatment of patients with hematologic malignancies to eliminate residual leukemia and prevent relapse following hematopoietic stem cell transplantation, or HCT. TSC-100 and TSC-101 target HA-1 and HA-2 antigens, respectively, which are well-recognized TCR targets that were identified in patients with exceptional responses to HCT-associated immunotherapy. We submitted Investigational New Drug, or IND, applications with the U.S. Food and Drug Administration, or FDA, for each of TSC-100 and TSC-101 in the fourth quarter of 2021. The FDA has cleared the IND for TSC-100 while the IND for TSC-101 remains on clinical hold pending additional assessment of the potential for off-tumor reactivity in certain tissues. We plan to initiate the Phase 1 clinical study of TSC-100 in the first half of 2022. Pending clearance of the IND for TSC-101, we will initiate the TSC-101 arm of the trial. In addition, we are developing multiple TCR-T therapy candidates for the treatment of solid tumors. One of the key goals for our solid tumor program is to develop what we refer to as multiplexed TCR-T therapy. We are designing these multiplexed therapies to be a combination of up to three highly active TCRs that are customized for each patient and selected from our bank of therapeutic TCRs, which we refer to as ImmunoBank. We plan to populate the ImmunoBank with TCRs for multiple targets as well as multiple HLA types for each target, thus helping us to overcome the key solid tumor resistance mechanisms of target loss as well as HLA loss. We are currently advancing five solid tumor programs: TSC-200 in IND-enabling activities; TSC-204 advancing to IND-enabling studies; and TSC-201, TSC-202, and TSC-203, in lead optimization. We expect to submit two IND applications for our solid tumor TCR-T therapy candidates in the second half of 2022, with additional IND applications expected to be submitted in 2023.

T cells are an essential component of the adaptive immune system and provide protection against cancer, infection, and autoimmune disease. Multiple approaches have been and are continuing to be explored to develop effective T cell-based therapies for the treatment of cancer, including tumor infiltrating lymphocyte, or TIL, therapy and chimeric antigen receptor T cell, or CAR-T, therapy. The success of TIL therapy depends on the specific T cells present in the patient. If their TILs do not have appropriate anti-cancer specificities, the therapy is unlikely to be effective. In addition, TIL therapy has, to date, shown limited applicability for the treatment of liquid tumors. In contrast, CAR-T therapy has proven effective in certain hematological malignancies of lymphoid origin but have not yet shown efficacy or safety in myeloid malignancies. Additionally, this type of treatment is limited to targets on the surface of tumor cells and has not yet been shown to effectively penetrate solid tumors. Both TIL and CAR-T therapies, as well as other immunotherapies such as checkpoint inhibitors, harness the power of cytotoxic T cells in fighting cancer. Despite demonstrating compelling efficacy, they are only effective in a subset of patients. To address a broader patient population, we believe additional T cell-based approaches are needed that more closely mimic the way the immune system recognizes and fights cancer in patients who are responding to immunotherapy.

Our decision to develop TCR-T therapies for the treatment of cancer is based on our conviction that we can learn from the natural interaction between T cells and tumor cells and harness this information to treat patients by reprogramming their immune systems. We believe that TCR-T therapy combines the benefits of TIL and CAR-T therapies while uniquely addressing their key limitations.

The development of TCR-T therapy requires three key prerequisites: (i) an effective anti-cancer TCR; (ii) knowledge of the precise peptide antigen, a protein or other molecule to which an antibody binds, that is recognized by the TCR; and (iii) confirmation that the TCR does not recognize problematic off-targets. We believe that our approach provides us with the following key advantages:

•
Our TCR-T therapies are based on highly active TCRs that are clinically relevant. Many other approaches to T-cell therapy rely on specifically expanding T cells that are already present in the patient. Our platform analyzes anti-cancer T cells from a wide variety of patients who are responding to immunotherapy in order to find the most active and clinically relevant TCRs against each target. We believe that we can develop TCR-T therapies for a wide range of patients, including those who do not have T cells that efficiently recognize their cancers.

•
Our TCR-T therapies are designed to be used in combination with each other. We are building our diverse ImmunoBank of TCRs to allow for multiplexed TCR-T therapy, which has the potential to address the heterogeneous nature of solid tumors and to prevent resistance developing due to loss of a single target. We believe this approach may allow us to overcome the limitations and challenges of TCR-T therapy development to date. We plan to populate ImmunoBank with TCRs for multiple targets as well as multiple HLA types for each target, thus helping us to overcome the key solid tumor resistance mechanisms of target loss as well as HLA loss.

•
Our approach is expandable. ImmunoBank has the flexibility to be used with new and optimized methods of T cell engineering that we may develop over time. We are building ImmunoBank to be compatible with both autologous and allogeneic engineering technologies in order to potentially transition to generating off-the-shelf, allogeneic T cells that have been pre-engineered with our TCRs for direct administration to patients.

Our proprietary platform is designed to: (i) discover anti-cancer TCRs from patients with exceptional responses to immunotherapy; (ii) determine novel targets of clinically relevant TCRs; (iii) discover novel TCRs that recognize clinically validated targets; (iv) identify off-targets of TCRs to eliminate candidates that could potentially pose a safety risk; and (v) manufacture TCR-T therapies efficiently and consistently without the use of viral vectors using our T-Integrate technology. The central elements of our platform that differentiate us from other cell therapy companies are TargetScan, ReceptorScan, SafetyScan, ImmunoBank and T-Integrate.

TargetScan. At the core of our proprietary platform is TargetScan, which enables us to identify natural targets of TCRs using an unbiased, genome-wide high-throughput screen. We have developed this technology to be extremely versatile and applicable across multiple therapeutic areas, including cancer, autoimmune disorders, and infectious diseases. It can be applied to virtually any TCR that plays a role in the cause or prevention of disease. Using TargetScan, we have identified more than 60 shared antigens in patient tumors, and over 90% of these targets have not previously been publicly identified as targets for TCR-T therapy. We believe this provides us with a competitive advantage, because not only are we among the first to identify these targets as tumor-specific antigens, but also we have already identified highly active TCRs that recognize these targets.

SafetyScan. SafetyScan is designed to identify potential off-target interactions of a given TCR and eliminate those TCR candidates that cross-react with proteins expressed at high levels in critical organs. We believe this will allow us to reduce the risk and enhance the potential safety profile of our TCR-T therapy candidates early in development before we initiate clinical trials.

ReceptorScan. To further expand our ability to discover and develop therapeutic TCRs, we have developed our proprietary ReceptorScan technology to enable us to identify and clone highly active TCRs that recognize known or clinically validated targets. We co-culture hundreds of millions of CD8+ T cells from either healthy donors or cancer patients with dendritic cells, also referred to as antigen-presenting cells, that display the target antigen of interest to the T cells. T cells that recognize the target of interest proliferate and are subsequently isolated based on their ability to recognize a fluorescently labeled version of the target. We then use single cell sequencing to identify the specific TCR sequences that recognize the target. Our novel technologies allow us to gene-synthesize hundreds of TCRs simultaneously and to rapidly sort through hundreds of target-specific TCRs in a single high-throughput screen to identify the most active clones. Using ReceptorScan, we have identified our two lead TCR-T therapy candidates, TSC-100 targeting HA-1 and TSC-101 targeting HA-2, as well as our other pipeline programs.

ImmunoBank. We are building ImmunoBank, our diverse bank of therapeutic TCRs, to allow for multiplexed TCR-T therapy, which has the potential to address the heterogeneous nature of solid tumors and to prevent resistance developing due to loss of a single haplotype target. We believe this approach may allow us to overcome the limitations and challenges of TCR-T therapy development to date. We plan to populate the ImmunoBank with TCRs for multiple targets as well as multiple HLA types for each target, thus helping us to overcome the key solid tumor resistance mechanisms of target loss as well as HLA loss. Finally, we are building ImmunoBank to have the flexibility to be used with new and optimized methods of T-cell engineering that we may develop over time. We are building ImmunoBank to be compatible with both autologous and allogeneic engineering technologies in order to potentially transition to generating off-the-shelf, allogeneic T cells that have been pre-engineered with our TCRs for direct administration to patients.

T-Integrate. Manufacturing cell therapies is highly complex, and associated challenges have led to significant delays or failures in the development of many cell therapies. To enable the rapid, cost-effective, and consistent manufacturing of TCR-Ts, we have developed a non-viral vector delivery system that we refer to as T-Integrate. Our TCR-T therapy candidates are manufactured using a transposon/transposase system, in which the DNA encoding the TCR is manufactured as a Nanoplasmid™, a non-viral vector. The Nanoplasmid, together with an mRNA sequence encoding a transposase enzyme, is introduced into the T cell by electroporation. After the T cell translates the mRNA into protein, the transposase enzyme inserts the TCR sequence from the Nanoplasmid into the genome of the T cell. This system is highly reproducible, as the only required components are a Nanoplasmid, which is different for each TCR product, and an mRNA, which is constant for all TCR products. Unlike lentivirus, both of these components are routinely manufactured in a cost-effective manner without the need for extensive process development.

We have completed the construction and validation of a 7,000 square-foot state-of-the-art good manufacturing practices, or GMP, manufacturing facility to manufacture all necessary Phase 1 and 2 supply for our TCR-T therapies. We expect that this facility will provide sufficient production capacity to supply product for all planned Phase 1 and 2 clinical studies for the liquid and solid tumor programs. Approval of our IND for TSC-100 validates our facility for human manufacturing of our T cell therapies. We believe our manufacturing platform will enable us to efficiently develop and manufacture many different TCR-T therapies, allowing us to deliver customized multiplexed therapy to patients with cancer.

Our Pipeline

We are building ImmunoBank with the goal of delivering customized multiplexed TCR-T therapies to a wide range of patients with cancer. In addition, we are applying our platform to identify targets and TCRs in therapeutic areas outside of oncology, such as autoimmune disorders and infectious disease, through strategic partnerships. Our current proprietary pipeline is summarized in the figure below.

In addition to our proprietary pipeline programs noted above, we have also entered into collaborations with strategic partners for applications of our platform technologies. We have a collaboration and license agreement with Novartis Institutes for BioMedical Research, Inc., or Novartis, to identify novel cancer antigens from the T cells of patients with a certain specific type of cancer. Novartis has the option to license and develop therapies for up to three of the targets discovered in the collaboration. Should Novartis license a target, we are eligible for a payment of $10 million per target as well as future milestones and royalties. In addition, we have partnered with QIAGEN Sciences, LLC to develop a highly specific diagnostic test to determine prior exposure to SARS-CoV-2 based on the presence of anti-viral T cells.

With our differentiated platform as the foundation, we are building a three-pillar research and development strategy to create transformational TCR-T therapies for patients.

1.
Our Liquid Tumor Program. We are developing our liquid tumor program to treat patients with hematologic malignancies who are undergoing allogeneic HCT. In the first phase of our clinical development strategy, we are initially focusing on clinically validated cancer targets that have been discovered in patients with exceptional responses to HCT-associated immunotherapy, including HA-1 and HA-2.

In the fourth quarter of 2021, we submitted IND applications with the FDA for our lead TCR-T therapy candidates, TSC-100 and TSC-101. The FDA cleared the IND for TSC-100 in January 2022, while the IND for TSC-101 remains on clinical hold. For TSC-101, we received written communication from the FDA asking for additional assessment of the potential for off-tumor reactivity in certain tissues and are working with the agency to resolve its questions as quickly as possible. The liquid tumor trial is based on an umbrella protocol, which will allow us to begin the TSC-100 and control arms of the trial in the near term and to open the TSC-101 arm to the ongoing trial upon clearance of the IND. We plan to initiate the Phase 1 clinical study of TSC-100 in the first half of 2022. Pending clearance of the IND for TSC-101, we will then initiate the TSC-101 arm of the trial, allowing for us to advance TSC-100 into Phase 1 clinical trials. The study protocol allows us to conduct clinical trials of TSC-100 and TSC-101 in parallel, with patients enrolled in treatment arms based on their genotype. Patients who are positive for the target antigen, HA-1 or HA-2, as well as the HLA-A*02:01 allele, which is the HLA type required to display HA-1 and HA-2 on the cell surface for recognition by a T cell, will be eligible for enrollment. Furthermore, eligible patients will require donors who are negative for either the target antigen or the HLA-A*02:01 allele.

Through the development of our liquid tumor program, we are building a foundation of manufacturing, clinical, and regulatory capabilities, which will be applied to the future development of our broader portfolio of TCR-T therapy candidates for solid tumors. With the FDA clearance of our IND for TSC-100, we believe our approach has been validated.

2.
Our Solid Tumor Program. We are developing a portfolio of autologous TCR-T therapy candidates that are designed to be used in combination with each other to treat and eliminate solid tumors. Our TSC-200 series of product candidates are designed to elicit anti-tumor responses in patients by targeting cancer-specific antigens in their tumor cells. Our TCR-T therapy candidates include: (i) either well-recognized cancer targets that have demonstrated anti-tumor activity in clinical trials or novel targets that were identified by TargetScan from the T cells of patients responding to immunotherapy, and (ii) naturally occurring TCRs specific to a patient’s HLA type that recognize these cancer-specific targets. Such targets are not only commonly shared among patients with the same cancer type, but also frequently expressed in multiple solid tumor types, enabling clinical development across multiple indications. Our first five product candidates include a combination of known targets, such as HPV16 for TSC-200, PRAME for TSC-203, and MAGE-A1 for TSC-204, as well as targets that are novel antigens for TCR-T therapy, such as for TSC-201 and TSC-202. In addition to our five lead product candidates, we have identified over 60 novel antigens based on tumor samples from patients who are actively responding to immunotherapy using our TargetScan technology. We are in early stages of analyzing these additional novel antigens and plan to advance those that we believe have the best potential as a TCR-T product candidate into preclinical development.

Our vision is to create and continuously expand ImmunoBank to enable customized multiplexed TCR-T therapy for a wide range of solid tumor patients. For each patient with a solid tumor malignancy, we plan to analyze their tumor to determine which targets are expressed at high levels in each patient's particular cancer. We will then access ImmunoBank and select up to three TCRs that match their HLA type and address the most highly expressed targets in their tumor. We will use this set of TCRs to genetically reprogram their T cells to recognize these targets, and the resulting T cells will be infused back into the patient as a multiplexed TCR-T therapy.

3.
Strategic Partnerships and Collaborations. T cells play a fundamental role in many other therapeutic areas beyond cancer, such as autoimmune disorders and infectious disease. We believe that our TargetScan technology is well suited to discover novel antigens for the development of therapeutics, diagnostics, and vaccines in these other therapeutic areas. We intend to opportunistically pursue collaborations with strategic partners for applications of our platform technologies outside our core focus of oncology.

Our Strategy

Our mission is to create life-changing T cell therapies for patients by unleashing the untapped potential of the human immune system. Our goal is to use our proprietary platform technologies for the identification of novel tumor-specific antigens and clinically active TCRs to become a leader in the development of engineered T cell therapies for the treatment of liquid and solid tumors. Our strategy includes the following key elements:

•
Leverage our proprietary platform technologies to build our diverse ImmunoBank of therapeutic TCRs to treat a wide range of tumor types. Our TargetScan technology enables us to identify novel antigens that are broadly expressed across multiple types of solid tumors. In order to ensure that the antigens identified are clinically relevant, we use TCRs from tumor samples of patients with exceptional responses to immunotherapy. Our platform allows us to assess the specificity and cytotoxicity of these TCRs to develop a portfolio of TCR-T therapy candidates with therapeutic potential. As we continue to expand our screening technology, we believe we will be able to generate our ImmunoBank of therapeutic TCRs with the diversity required to treat many solid tumors using multiplexed therapy. We plan to populate the ImmunoBank with TCRs for multiple targets as well as multiple HLA types for each target, thus helping us to overcome the key solid tumor resistance mechanisms of target loss as well as HLA loss.

•
Advance our lead liquid tumor product candidates, TSC-100 and TSC-101, through clinical development. Our two lead programs, TSC-100 and TSC-101, are designed to target HA-1 and HA-2, respectively, both of which are antigens with clinically demonstrated anti-tumor effects in patients who naturally develop T cells specific to these targets. Using our ReceptorScan technology, we generated hundreds of highly active TCRs that recognize HA-1 and HA-2. We selected TSC-100 and TSC-101 based on their superior potency and lack of off-target effects. In the fourth quarter of 2021 we submitted INDs for each of TSC-100 and TSC-101 to the FDA. The FDA cleared the IND for TSC-100 in January 2022 enabling us to move forward with Phase 1 clinical development, while the IND for TSC-101 remains on clinical hold pending additional assessment of the potential for off-tumor reactivity in certain tissues. We plan to initiate the Phase 1 clinical study of TSC-100 in the first half of 2022. Pending clearance of the IND for TSC-101, we will then initiate the TSC-101 arm of the trial. The study protocol allows us to conduct clinical trials of TSC-100 and TSC-101 in parallel, with patients enrolled in treatment arms based on their genotype. In addition, through our liquid tumor programs, we have established a foundation of manufacturing, clinical and regulatory capabilities to support the development of our broad portfolio of TCR-T therapies.

•
Apply experience from our liquid tumor program to efficiently develop our solid tumor program targeting both novel and previously identified antigens. Using TargetScan, we have identified over 60 novel antigens based on tumor samples from patients who are actively responding to immunotherapy. We are initially developing our TSC-200 series of TCR-T therapies against five selected target antigens that are frequently expressed across multiple solid tumor types. Our first five solid tumor TCR-T therapy candidates include a combination of known targets, such as HPV16 for TSC-200, PRAME for TSC-203, and MAGE-A1 for TSC-204 as well as targets that are novel antigens for TCR-T therapy, such as for TSC-201 and TSC-202. We believe that the treatment of solid tumors will require a combination of several TCR-T therapeutics, which we refer to as ‘multiplexed therapy.’ We plan to leverage the foundation built from our liquid tumor programs to efficiently develop a robust portfolio of TCR-T therapy candidates and expand ImmunoBank to enable multiplexed TCR-T therapies for solid tumors.

•
Continue to develop manufacturing capabilities based on our non-viral T-Integrate system. We believe that in-house manufacturing capabilities substantially facilitate the successful early development of cell therapies. For our TCR-T therapy candidates, we have developed a non-viral gene delivery system, which we refer to as T-Integrate, based on transposons that are designed to enable cost-effective and consistent cell manufacturing with short development times. We have built an internal, fully operational GMP manufacturing facility that we expect will provide sufficient capacity to support all of our clinical programs in both liquid and solid tumors through Phase 2 clinical trials. With the FDA clearance of our IND for TSC-100, we believe our approach has been validated.

•
Develop next generation T cell engineering capabilities. Our long-term vision is to build an allogeneic repository of off-the-shelf, genetically engineered T cells and provide multiplexed TCR-T therapies to patients with a wide range of malignancies. Although our initial solid tumor programs are autologous, we are developing T-cell engineering technologies and in-house manufacturing capabilities to transition our therapeutic TCRs to allogeneic therapies based on T cells derived from healthy donors or induced pluripotent stem cells. We are also exploring additional next generation technologies, such as in vivo T-cell engineering, to further advance our T-cell engineering capabilities.

•
Opportunistically pursue strategic partnerships and collaborations to maximize the full potential of our platform. Our platform represents a powerful tool to identify targets and TCRs in therapeutic areas outside of oncology, such as autoimmune disorders and infectious disease. We intend to seek strategic partners with proven clinical development and commercialization capabilities for certain targets and/or assets that do not overlap with our internal programs or our core focus. To date, we have a collaboration and license agreement with Novartis to identify novel cancer antigens from the T cells of patients with a specific type of cancer. Novartis has the option to license and develop therapies for up to three discovered targets. Should Novartis license a target, we are eligible for a payment of $10 million per target as well as future milestones and royalties. Additionally, we have established a partnership for the development of a T cell-based COVID-19 diagnostic with QIAGEN Sciences, LLC.

Background on T Cell Therapies

The human immune system constantly provides a natural and highly effective defense against cancer, which only forms when tumor cells find a way to evade the immune system. The treatment of cancer was revolutionized over a decade ago with the advent of immunotherapy – therapeutic approaches designed to re-enable or re-direct immune cells to recognize and fight cancer. Over the past 10 years, a suite of immuno-oncology drugs has been approved and adopted as part of routine clinical practice. Successes in immuno-oncology came initially from the approval of immune checkpoint inhibitors and more recently from the development of cellular therapies, such as CAR-T and TIL therapies. These therapies all harness the power of cytotoxic T cells in fighting both hematologic malignancies and solid tumors. Although these therapies have demonstrated compelling efficacy, they are only effective in a subset of patients. To address a broader patient population, we believe additional T cell-based approaches are needed that more closely mimic the way the immune system recognizes and fights cancer in patients who are responding to immunotherapy.

Overview of T Cell Biology

T cells are an essential component of the adaptive immune system and provide protection against cancer, infection, and autoimmune disease. T cells are classically divided into two primary types of activating cells: helper T cells and cytotoxic T cells. Helper T cells, which express the CD4 co-receptor, function by providing signals to other immune cells for activation and recruitment. Cytotoxic T cells, which express the CD8 co-receptor, function by killing any cells in the human body that are expressing unnatural proteins, including proteins that are not expressed in normal tissue, proteins that arise from mutated genes, or proteins derived from pathogens. By definition, tumor cells are abnormal and make a wide variety of unnatural proteins. T cells are activated and exert their helper or cytotoxic function when their T cell receptors, or TCRs, recognize antigens displayed on the surface of malignant or infected cells.

Virtually every cell in the body has a mechanism for displaying on its surface a sampling of every protein that is being made by the cell. This includes all normal proteins as well as aberrant proteins if the cell is cancerous or proteins from pathogens if the cell has been infected. Cellular proteins are broken down into short fragments, or peptides, by the proteasome, and these peptides are loaded into Major Histocompatibility Complexes, or MHCs, to be displayed on the outside of the cell. These peptide/MHC complexes are recognized by TCRs on cytotoxic CD8+ T cells, as shown in the graphic below. Because the TCR recognizes both the peptide and the MHC, a TCR only functions correctly when both the peptide and the correct MHC are present.

TCRs on Cytotoxic CD8+ T Cells Recognize the

Peptide/MHC Complexes of Tumor Cells

MHC proteins, which present different peptides to the human immune system, are highly variable among people. An individual’s MHC proteins are determined by their Human Leukocyte Antigen, or HLA, type. Although there are many different HLA types, some are quite common. For example, 42% of individuals in the United States are positive for the HLA-A*02:01 allele, or variant. TCRs are often referred to as “HLA-restricted” because they are only able to interact with specific HLA types. For this reason, TCR-T therapy harnesses the specificity of the TCR-peptide-MHC interaction to selectively target tumor cells.

Current Approaches to T Cell Therapy

Multiple approaches are being explored to develop effective T cell-based therapies for the treatment of cancer. One approach is to isolate naturally occurring T cells from a patient’s tumor, referred to as tumor-infiltrating lymphocytes, or TILs, expand and activate those cells ex vivo, and then return them to the patient via intravenous infusion. Although the targets of these T cells are not known, it is presumed that T cells isolated from a tumor are enriched in T cells directed against cancer cells. This approach, however, depends on the anti-cancer T cells present in the patient. If the patient’s TILs do not have appropriate anti-cancer specificities or if their anti-cancer TILs cannot be adequately expanded ex vivo, the therapy is unlikely to be effective.

A different approach that has proven effective in certain hematological malignancies is to identify targets that are highly expressed on the surface of tumor cells, such as CD19. Antibody fragments that recognize these targets are used to create an artificial construct that links the antibody to key signaling elements required for T cell activation. The resulting chimeric antigen receptor, or CAR, is incorporated genetically into a patient’s T cells, thereby redirecting those cells to recognize and fight the patient’s cancer. Although CAR-T therapies have been highly effective in certain tumor types, leading to multiple approved products, the benefit of these therapies and the addressable cancer indications have been limited by several factors. First, it is likely that there is a relatively limited set of truly tumor-specific cell surface antigens. In general, most antigens expressed on the surface of tumor cells are also expressed on normal cells, resulting in therapies that, even if effective, have a narrow therapeutic window and are vulnerable to potentially life-threatening toxicities. Second, CAR-T cells rely on antibody fragments that recognize cell-surface proteins, precluding intracellular proteins as potential targets. Third, CAR-T therapies generally do not efficiently penetrate solid tumors, which to date has limited their applicability to hematologic malignancies.

In contrast to CAR-T therapies, naturally occurring TCRs offer two important benefits compared to antibody-containing artificial receptors. First, TCRs are the natural receptors used by the T cell to recognize foreign antigens. As such, they are optimized to stimulate the T cell appropriately when they engage their targets on a tumor cell. An appropriately stimulated T cell will not only kill the tumor cell, but also produce cytokines that stimulate other immune cells and make copies of itself, or proliferate, to further augment the immune response. Balancing all the cellular responses of a T cell is something that has been finely tuned over millions of years of evolution and is best mediated by naturally occurring TCRs, rather than by artificial constructs. Second, TCRs can recognize a much broader set of antigens, including peptides derived from both cell surface and intracellular proteins, whereas CARs are restricted to recognizing only cell surface proteins. MHC-I peptides are predominantly derived from intracellular proteins rather than extracellular proteins, which dramatically increases the universe of potential cancer-specific antigens that can be recognized by TCRs compared to CARs. We believe TCR-T therapy combines the benefits of TIL and CAR-T therapies while uniquely addressing their key limitations, as shown below.

Reprogramming T cells with proven, highly effective TCRs comprehensively treats all cancer patients

The development of TCR-T therapy requires three key prerequisites: (i) an effective anti-cancer TCR; (ii) knowledge of the precise peptide antigen that is recognized by the TCR; and (iii) confirmation that the TCR does not recognize problematic off-targets. Each of these prerequisites is technically challenging. Historically, targets of anti-cancer T cell clones were identified through a manual and labor-intensive process, and the identification of each target was often a multi-year project. As a result, only a few dozen targets have been identified to date and most clinical development efforts are focused on a short list of the most promising targets.

Our Approach

Our approach is based on the central premise that we can learn from patients who are winning their fight against cancer in order to treat those who are not. Using our proprietary platform technologies, we are analyzing the T cells of cancer patients with exceptional responses to immunotherapy to discover clinically relevant targets and TCRs. We are building ImmunoBank with the goal of delivering customized multiplexed TCR-T therapy to a wide range of patients with cancers.

Learning

When a patient responds to an immunotherapy drug such as an immune checkpoint inhibitor, their tumor shrinks because T cells in their tumor become activated and drive an anti-tumor cytotoxic response. The TCRs of their T cells recognize tumor-specific antigens on tumor cells and signal the T cell to kill the cancer cells. Our approach starts with isolating clinically active anti-cancer T cells from tumor samples of patients who are actively responding to immunotherapy agents. We then use our proprietary TargetScan technology to determine the precise targets being recognized by their TCRs. This provides us with a novel TCR/target pair that can be developed into a TCR-T therapy candidate. The advantage of our approach is that when we identify a new target, we know the target is immunologically relevant – the human immune system has already used that target to recognize and fight cancer. Furthermore, we have already identified a TCR that recognizes the target and, importantly, is associated with a meaningful clinical response in a patient. To de-risk clinical development of the TCR, we use our SafetyScan technology to scan across every peptide sequence in the entire human proteome with the goal of ensuring that it does not have any problematic off-target effects. We then select TCRs that are highly active with no apparent problematic off-target effects to be added to ImmunoBank.

In addition to discovering novel TCR/target pairs, we are leveraging our proprietary ReceptorScan technology to identify highly active TCRs against previously identified and clinically validated targets. Once we identify these highly active TCRs, we use our SafetyScan technology to reduce the risk that they exhibit problematic off-target effects, which de-risks their subsequent clinical development. The diagram below illustrates our proprietary discovery process where therapeutic TCR candidates are discovered using either TargetScan or ReceptorScan and those that we characterize as the best TCRs after screening with SafetyScan are added to ImmunoBank.

Our Proprietary Target and TCR Discovery Process

Treating

Our discovery process enables us to build and expand ImmunoBank with what we believe represents the most active TCRs isolated from a large group of diverse patients who are responding to immunotherapy. We are developing TCR-T therapies that use these clinically relevant TCRs to reprogram the T cells of patients who do not spontaneously generate effective anti-cancer T cells and thus do not respond to immunotherapy. Such patients will first have their tumors undergo HLA typing and testing for the presence of tumor-specific targets. Next, to manufacture engineered T cells, white blood cells will be obtained from either the patient or a healthy donor using a procedure called leukapheresis. We will then transport these white blood cells to our in-house manufacturing facility, where we isolate the T cells and genetically engineer them using TCR sequences from ImmunoBank. We believe the continued expansion and diversification of ImmunoBank will enable us to deliver customized multiplexed TCR-T therapy to patients, where each patient’s T cells are engineered with multiple TCRs that are matched to their specific tumor and HLA type. For example, if a patient’s tumor expresses high levels of a particular cancer target, their T cells will be reprogrammed with a TCR that recognizes that particular cancer target.

Once the T cells are engineered with a combination of the most relevant TCRs, they will be transported back to the hospital and reintroduced into the patient by intravenous infusion. Following the infusion, the engineered T cells, which are designed to recognize multiple targets expressed by the patient’s tumor, will proliferate in vivo and mount an anti-cancer immune response. Our patient treatment and manufacturing process is summarized in the graphic below.

Our Patient Treatment and Manufacturing Process

Key Features of Our Approach

We believe there are three key advantages to our approach:

•
Our TCR-T therapies are based on highly active TCRs that are clinically relevant. Many other approaches to T-cell therapy rely on specifically expanding T cells that are already present in the patient. Our platform analyzes anti-cancer T cells from a wide variety of patients who are responding to immunotherapy in order to find the most active and clinically relevant TCRs against each target. We believe that we can develop TCR-T therapies for a wide range of patients, including those who do not have T cells that efficiently recognize their cancers.

•
Our TCR-T therapies are designed to be used in combination with each other. We are building our diverse ImmunoBank of TCRs to allow for multiplexed TCR-T therapy, which has the potential to address the heterogeneous nature of solid tumors and to prevent resistance developing due to loss of a single target. We believe this approach may allow us to overcome the limitations and challenges of TCR-T therapy development to date. We plan to populate ImmunoBank with TCRs for multiple targets as well as multiple HLA types for each target, thus helping us to overcome the key solid tumor resistance mechanisms of target loss as well as HLA loss.

•
Our approach is expandable. ImmunoBank has the flexibility to be used with new and optimized methods of T cell engineering that we may develop over time. We are building ImmunoBank to be compatible with both autologous and allogeneic engineering technologies in order to potentially transition to generating off-the-shelf, allogeneic T cells that have been pre-engineered with our TCRs for direct administration to patients.

Our Platform

Our proprietary platform is designed to: (i) discover anti-cancer TCRs from patients with exceptional responses to immunotherapy; (ii) determine novel targets of clinically relevant TCRs; (iii) discover novel TCRs that recognize clinically validated targets; (iv) identify off-targets of TCRs to eliminate candidates that could potentially pose a safety risk; (v) multiplex treatments through inclusion of clinically relevant targets with HLA type to customize treatments and (vi) manufacture TCR-T therapies efficiently and consistently without the use of viral vectors using T-Integrate. The central elements of our platform that differentiate us from other cell therapy companies are our proprietary platform technologies: TargetScan, ReceptorScan, SafetyScan, ImmunoBank and T-Integrate.

TargetScan—Identification of Novel Targets of Clinically Active TCRs

At the core of our proprietary platform is our TargetScan technology that enables us to identify the natural target of a TCR using an unbiased, genome-wide, high-throughput screen. We have developed this technology to be extremely versatile and applicable across multiple therapeutic areas, including cancer, autoimmune disorders, and infectious diseases. It can be applied to virtually any TCR that plays a role in the cause or prevention of disease.

To identify the target of a clinically active TCR found in the T cells of a patient actively responding to immunotherapy, we mix T cells expressing that TCR with a genome-wide library of target cells where every cell in the library expresses a different protein fragment. In each target cell, the protein fragment is processed naturally by the proteasome or immunoproteasome and the resulting peptides are displayed on cell-surface MHC proteins. If a T cell recognizes the peptide-MHC complex on a target cell, it attempts to kill the target cell, thereby activating a proprietary fluorescent reporter in the target cell. By isolating fluorescent target cells and sequencing their expression cassettes, TargetScan reveals the natural target(s) of the T cell, as shown below. This technology was published as a feature article in Cell in 2019.

Overview of Our Proprietary TargetScan Technology

Central to this technology is the library of protein fragments used for any given TargetScan screen. Our proprietary libraries comprise hundreds of thousands of specific sequences that collectively include most or all of the targets that a TCR could potentially recognize. For example, our current Oncology Target Discovery Library (version 3.0) comprises over one million clones, each expressing a unique protein fragment. Collectively, these fragments span every human protein encoded in the human genome, along with all single nucleotide polymorphisms, or SNPs, which are single amino acid variations in naturally occurring proteins, observed at over 1% frequency in the human population. In addition, the library includes elements that are specific to cancer cells, which are particularly interesting to us as potential targets: common oncogenic driver mutations, cancer/testis antigens, human endogenous retroviruses, or HERVs, and a large collection of sequences that are not translated in normal tissue but frequently translated in human cancers. We constructed our libraries using a tiling pattern of overlapping fragments to provide complete and redundant coverage of every targeted sequence, as shown in the graphic below.

Oncology Target Discovery Library (Version 3.0)

Our Oncology Target Discovery Library allows us to precisely identify the novel targets recognized by TCRs from patients who are actively responding to immunotherapy. In addition, because the library comprehensively covers every non-mutated human protein sequence, we are also able to fully characterize all potential off-target interactions for any given TCR, which we believe will help us reduce the risk and enhance the potential safety profile of our TCR-T therapy candidates before we advance them to clinical development. Furthermore, we can use our screen for any HLA type, enabling target discovery across a wide range of patient demographics.

To validate our TargetScan technology, we performed the following proof-of-concept screens using our Oncology Target Discovery Library (version 2.0), which includes approximately 600,000 protein fragments spanning every human protein. In the first screen, we used a naturally occurring TCR that is known to recognize the protein MAGE-A3. As shown below, our screen correctly identified the primary target of this TCR, and also identified three off-targets, including two that are unrelated at the gene level to MAGE-A3 and would likely not have been identified in a bioinformatic search.

TargetScan Proof-of-Concept:

Target Screen of MAGE-A3 Specific TCR Identifies MAGE-A3 and Three Off-Target

SafetyScan—Elimination of Off-Target Activity

SafetyScan is designed to identify potential off-targets of a TCR and eliminate those TCR candidates that cross-react with proteins expressed at high levels in critical organs. We believe this will allow us to reduce the risk and enhance the potential safety profile of our TCR-T therapy candidates early in development before we initiate clinical trials.

The ability to identify problematic off-targets is critical as TCR-T therapies engineered with TCRs that recognize off-targets expressed at high levels in critical organs could cause toxicities, thereby limiting their therapeutic potential. To further validate this application of our technology, we used SafetyScan to screen an affinity-enhanced version of the MAGE-A3 TCR described above. Affinity enhancement is a process by which a naturally occurring TCR is mutated in order to generate a more potent therapeutic construct. The affinity-enhanced TCR that we screened had previously entered clinical trials with a different sponsor, but human testing of the TCR was halted abruptly because two patients treated with T cells engineered to express this affinity-enhanced TCR died of acute cardiac failure within five days of T cell administration. Subsequent studies revealed that this TCR recognized an off-target derived from the muscle protein Titin, which is abundantly expressed in cardiac tissue. When we screened this same affinity-enhanced TCR using our SafetyScan technology, we identified a variety of potential additional off-targets which were not seen in our screen of the natural TCR, including the protein Titin, as shown below. This experiment demonstrates why we believe that our SafetyScan technology provides a significant competitive advantage, because it enables us to rapidly and efficiently eliminate from our preclinical pipeline TCRs that are identified as recognizing potentially problematic off-targets. Importantly, this includes off-targets that may not be identified through standard bioinformatics or in-vitro tissue assays. We believe that SafetyScan thereby has the potential to enable us to decrease the risk of encountering unexpected toxicities in our clinical trials by providing a genome-wide understanding of off-target effects.

SafetyScan Proof-of-Concept: Target Screen of Affinity-Enhanced MAGE-A3-Specific TCR Identifies Clinically Relevant Off-target Linked to Toxicity

Using TargetScan, we have identified more than 60 shared antigens in patient tumors, and over 90% of these targets have not previously been identified as targets for TCR-T therapy. We believe this provides us with a competitive advantage, because not only are we among the first to identify these targets as tumor-specific antigens, but also we have already identified highly active TCRs that recognize these targets.

ReceptorScan identifies ultrahigh affinity, naturally occurring TCRs with low risk of off-target effects

T-Integrate—Genetic Engineering of T Cells Using Transposons

Cell therapy manufacturing is highly complex, and associated challenges have led to significant delays or failures in the development of many cell therapies. To enable the rapid, cost-effective, and consistent manufacturing of TCRs, we have developed a non-viral vector delivery system that we refer to as T-Integrate. Our manufacturing platform enables us to introduce any of the TCRs from ImmunoBank, along with additional genetic elements such as CD8 that further augment T cell function, into the genomes of patient- or donor-derived T cells.

Genetically engineering a T cell requires two steps: (1) delivering DNA encoding the TCR into the nucleus of a T cell and (2) integrating that DNA into the genome of the T cell. These two steps are often accomplished through the use of retroviral vectors, such as lentivirus, by packaging RNA encoding the TCR into lentiviral particles, which are then used to infect T cells. Although effective, manufacturing lentiviral particles is time-consuming, costly, and often highly variable. In addition, each new TCR requires extensive process development, as the TCR sequence affects the efficiency with which it is packaged into the lentivirus.

As a more efficient and reproducible alternative to lentivirus, we have developed T-Integrate to genetically engineer T cells using a transposon/transposase system, as shown in the graphic below. In this system, DNA encoding the TCR is manufactured as a Nanoplasmid™ and enables DNA delivery using a smaller plasmid footprint. The Nanoplasmid, together with an mRNA sequence encoding a transposase enzyme, is introduced into the T cell by electroporation. After the T cell translates the mRNA into protein, the transposase enzyme inserts the TCR sequence from the Nanoplasmid into the genome of the T cell. This system is highly reproducible, as the only required components are a Nanoplasmid, which is different for each TCR product, and mRNA, which is constant for all TCR products. Unlike lentivirus, both of these components are routinely manufactured in a cost-effective manner without the need for extensive process development. We believe our manufacturing platform will enable us to efficiently develop and manufacture many different TCR-T therapies, allowing us to deliver customized multiplexed therapy to patients with cancer.

Our T-Integrate Manufacturing Platform

Our transposon vector includes both the beta and alpha chains of the TCR under the control of a strong promoter. This is designed to ensure that high levels of the TCR are produced on the surface of the T cells and that the TCRs that are normally expressed in the patient or donor’s T cells, or the ‘endogenous’ TCRs, are suppressed. We have also introduced specific alterations in the constant region of the TCR to further augment its stability. In addition to the TCR, our transposon construct includes genes encoding the alpha and beta chains of the cell-surface protein CD8. CD8 forms a complex with the TCR and is necessary for the TCR to recognize its target on tumor cells. Including the CD8 co-receptor in our construct enables us to genetically reprogram both major types of T cells: cytotoxic T cells that naturally make their own CD8 and helper T cells that do not make CD8. Our final TCR-T therapies are a mixture of both cytotoxic and helper T cells that have been reprogrammed to recognize and eliminate tumor cells expressing the relevant targets. We also included a short peptide tag at the beginning of CD8 alpha in our construct. This tag does not interfere with the function of CD8 alpha but provides a way to easily purify the engineered T cells during our manufacturing process. We plan to further enhance our T cell therapies with the addition of a TGFβ blocker to overcome the immunosuppressive tumor microenvironment. An illustration of the construct of our TCR-T therapies is shown below.

Construct of our TCR-T Therapies

Another important advantage of T-Integrate, our manufacturing platform, is that its greater carrying capacity than the commonly used lentiviral approach enables us to introduce additional genes that augment T cell function along with the gene that encodes the TCR itself. As our programs advance, we intend to introduce additional elements to our products with the goal of further improving their performance in the solid tumor setting, including features designed to increase the penetration of our T cells into solid tumors, with the aim of keeping our T cells active for a longer time and rendering our T cells more impervious to the hostile tumor microenvironment.

Our Programs

With our differentiated platform as our foundation, we are building a three-pillar research and development strategy to create transformational TCR-T therapies for patients, as shown below.

Our Liquid Tumor Program

We are developing our liquid tumor program to treat patients with hematologic malignancies who are undergoing allogeneic HCT. In the first phase of our clinical development strategy, we are initially focusing on well-recognized cancer targets that have been discovered in patients with exceptional responses to HCT-associated immunotherapy, including HA-1 and HA-2. Our program is based on the well-established observation that patients who are mismatched with their donors for minor histocompatibility antigens such as HA-1 or HA-2, and naturally mount a T cell response against those antigens, show significantly lower relapse rates following HCT. By developing TSC-100 and TSC-101, TScan aims to recreate this natural graft versus leukemia response in order to prevent relapse in patients undergoing HCT.

Minor histocompatibility antigens like HA-1 and HA-2 are distinct from other cancer-associated antigens such as WT1 previously targeted by TCR-T therapies in hematologic malignancies. As shown below, cancer-associated antigens like WT1 have low and heterogenous expression and were previously selected so that normal blood cells in the patient would be relatively spared. WT1-targeted TCR-T therapies proved to have relatively poor efficacy in patients with AML, potentially due to the rapid emergence of resistant tumor cells that had lacked WT1 expression and thus escaped killing by engineered T cells. HA-1 and HA-2 in contrast have high and homogenous expression (see below) making it less likely for tumors cells to escape due to low antigen expression. While HA-1 and HA-2 are also expressed in normal blood cells, treating HA-1/ HA-2 positive patients who receive stem cell transplantation from donors who are negative for HA-1/ HA-2, ensures that the engineered T cells selectively eliminate all the patient’s blood cells, cancerous or normal, while sparing donor-derived normal blood cells. This strategy therefore enables high levels of anti-cancer efficacy with what we believe to be less risk of life-threatening toxicities to normal cells.

We plan to conduct clinical trials of our lead TCR-T therapy candidates, TSC-100 and TSC-101, in parallel, with patients enrolled in treatment arms based on their genotype, as shown below. Patients who are positive for the target antigen, HA-1 or HA-2, as well as the HLA-A*02:01 allele, which is the HLA type required to display HA-1 and HA-2 on the cell surface for recognition by a T cell, will be eligible for enrollment. Furthermore, eligible patients will require donors who are negative for either the target antigen or the HLA-A*02:01 allele.

Our Clinical Development Strategy for Multiple TCR-T Therapies

Background on Hematologic Malignancies

Hematopoietic stem cell transplantation, or HCT, has become the standard of care for many hematologic malignancies. When a patient with leukemia undergoes HCT, they start by receiving a conditioning regimen of high dose chemotherapy with or without radiation. This regimen is intended to kill both the patient’s leukemia cells as well as their native blood cells and blood cell precursors, including hematopoietic stem cells in their bone marrow. The patient then receives hematopoietic stem cells from an HLA-matched donor. The stem cells engraft in their bone marrow and start to repopulate their body with new blood cells, which are now genetically identical to the donor. HCT has demonstrated the rare opportunity in cancer treatment to generate long-term remissions or cures. For example, patients with acute myeloid leukemia, or AML, who receive HCT have a five-year post-transplant survival rate of 44%.

Approximately 7,000 allogeneic HCT procedures are performed yearly in the United States, primarily in patients with AML, MDS, or ALL. As a curative therapy for many hematologic malignancies, use of HCT has been steadily increasing over the last two decades, as shown below, with increased use driven largely by increasing donor qualification, an increase in disease prevalence due to aging populations, and improved conditioning regimens permitting broader use in older and frailer patient segments. In addition, newer, more effective leukemia therapies continue to drive an increasing use of HCT in patients who previously failed to achieve proper remission prior to transplant. While the approval of CAR-T therapies has significantly impacted the treatment of B-cell malignancies over the last decade, HCT in non-B cell malignancies is anticipated to remain the standard of care for patients. An example of the limitations associated with CAR-T therapy is the difficulty differentiating tumor from normal cells of CD19-targeted CAR-T therapies. CD19 is a target highly expressed on the surface of tumor cells and is also expressed on normal B cells which are also eliminated by CD19 targeted CAR-T cells. While loss of B cells does not generally lead to serious complications, toxicity on other normal myeloid blood cell types such as neutrophils would cause a life-threatening complication called febrile neutropenia in which bacterial infections occur due to the loss of neutrophils. This is one reason why CAR-T therapies cannot be used in non-B cell hematologic malignancies such as myeloid leukemias and HCT remains the standard of care for those patients.

The Number of Allogeneic HCT Procedures in the U.S. Continues to Rise

However, despite the increasing use of HCT and the resulting clinical benefits or cures, approximately 40% of the patients who receive HCT relapse, at which point there are limited treatment options and the prognosis is very poor. Clinical observations have shown that if the T cells of the donor recognize certain minor histocompatibility antigens, or miHAs, in the patient’s leukemia cells, such as proteins that have single amino acid differences between the patient and the donor, the T cells of the donor drive a specific graft vs. leukemia, or GvL, effect, whereby the engrafted donor T cells detect remaining leukemia as foreign and eliminate the remaining disease. As a result, the patient often experiences a long-term remission from their cancer, or even a complete cure. If the miHAs are also expressed in non-hematopoietic tissues, the patient may develop graft vs. host disease, or GvHD, but if the miHAs are only expressed in blood cells, a specific GvL effect is observed without an increase in GvHD. Our liquid tumor program is focused on targeting miHAs that are exclusively expressed in hematopoietic cells in order to induce the GvL effect while potentially mitigating the risk of GvHD.

TSC-100

TSC-100 is an allogeneic TCR-T therapy candidate directed at eliminating all native blood cells, including residual cancer cells, in HA-1-positive and HLA-A*02:01-positive patients with hematologic malignancies who undergo HCT using a donor who is either HA-1-negative or HLA-A*02:01-negative. Using ReceptorScan, we screened over a hundred million CD8+ T cells and identified and assessed hundreds of highly active TCRs that recognize the HA-1 antigen. We selected TCR-100a based on its superior affinity, cytotoxic activity, and specificity compared to the others. TSC-100 is designed to elicit an anti-tumor response in patients by targeting HA-1, which is present on malignant and normal blood cells of HA-1-positive patients but not on any of the new, donor-derived blood cells they receive from a donor who is either HA-1-negative or HLA-A*02:01-negative. We believe that donor T cells specifically engineered to express TCR-100a will generate an anti-tumor effect in patients, leading to a reduction in relapse rates and an increase in long-term survival. In the fourth quarter of 2021, we filed an IND for TSC-100 with the FDA. The FDA cleared our IND for TSC-100, enabling us to move forward with Phase 1 clinical development.

HA-1 was one of the first miHAs to be discovered in a patient undergoing HCT. HA-1 is a peptide antigen derived from the protein ARHGAP45, which is an intracellular protein expressed at high levels in all blood cells but not in any other tissue. ARHGAP45 comes in two forms. In HA-1-positive individuals, the peptide has the sequence VLHDDLLEA and, if the individual has the HLA type A*02:01, the antigen is efficiently displayed on the surface of blood cells. In HA-1-negative individuals, the peptide has the sequence VLRDDLLEA, and the HA-1 antigen is not displayed. Approximately 60% of people have the VLHDDLLEA sequence and approximately 42% of people in the United States have the HLA type A*02:01, which means that approximately 25% of individuals in the United States are HA-1-positive with the specific HLA type required for antigen expression. Studies of patients receiving HCT have shown that in cases where the T cells of an HA-1-negative donor naturally develop a response to HA-1 in an HA-1-positive patient, the T cells mediate a specific GvL effect and the patient often experiences a long-term remission. TSC-100 is based on this clinical observation and is designed to specifically cause this GvL effect in patients receiving HCT.

We are developing TSC-100 as a treatment for patients with cancer who are HA-1-positive and have been deemed eligible for HCT. For each patient, a healthy donor who is HA-1-negative or HLA-A*02:01-negative will be identified. Hematopoietic stem cells isolated from that donor will be used as the source of transplant material. In parallel, T cells isolated from the same donor will be genetically engineered to recognize HA-1. Once engraftment of donor stem cells is established in the patient, TSC-100 will be infused into the patient with the goal of eliciting a highly specific anti-tumor effect. The engineered donor T cells are designed to recognize and eliminate all of the patient’s native blood cells, including residual leukemia cells, which are HA-1-positive, thereby preventing relapse and potentially promoting complete cures. Because the patient’s new healthy blood cells are derived from the donor and are therefore either HA-1-negative or HLA-A*02:01-negative, we believe that TSC-100 should have minimal toxic side effects. A summary of the treatment paradigm for TSC-100 is illustrated below.

TSC-100 Treatment Paradigm

Preclinical Data

Using ReceptorScan, we screened over 175 million T cells from six healthy donors to identify naturally occurring TCRs specific for HA-1. We then extensively characterized over 300 of these TCRs for their ability to specifically recognize and kill tumor cells that express HA-1. We prioritized TCRs with the highest potency in cytotoxicity assays and in their production of cytokines associated with increased T-cell activation and function. Through this screening process, we identified TCR-100a, which exhibited superior potency compared to the other TCRs. We assessed the in vitro HA-1-specific cytotoxicity of TCR-100a using cell lines with various levels of HA-1 expression, as shown below. THP1, a cell line that expresses moderate levels of HA-1, was susceptible to cell killing by multiple TCRs we tested. However, TF1, a cell line that expresses less than half the level of HA-1 expressed by THP1, was sensitive to cell killing by TCR-100a but was resistant to almost all other HA-1-specific TCRs, including TCRs reported in the literature. Our preclinical studies also demonstrated that SUDHL1 cells, which lack HA-1 expression, were resistant to all tested HA-1-specific TCRs, as expected, highlighting the high selectivity and potential safety of TCR-T therapies.

In Vitro Studies Demonstrate Superior HA-1-Specific Cytotoxicity

of TCR-100a Compared to Other TCRs

Because people inherit two copies of every chromosome, one from their mother and one from their father, everyone has two copies of the ARHGAP45 gene. HA-1-positive patients can therefore be either homozygous for HA-1 (+/+), with both genes encoding the HA-1-positive peptide (VLHDDLLEA), or heterozygous for HA-1 (+/-), with one gene encoding the HA-1-positive peptide and the other encoding the HA-1-negative peptide (VLRDDLLEA). To ensure that TSC-100 is able to effectively eliminate healthy blood cells and leukemia cells that are either homozygous HA-1-positive (+/+) or heterozygous HA-1-positive (+/-), we assessed the activity of TSC-100 against blood cells derived from a variety of healthy donors and patients with AML and ALL. As shown below, TSC-100 eliminates both homozygous and heterozygous HA-1-positive healthy blood cells and leukemia cells.

TSC-100 Displays Specific Cytotoxic Activity Towards HA-1-positive Cells

It is known in the cell therapy field that TCRs which exhibit off-target effects can potentially cause toxicity. In order to reduce the potential for TCR-100a to exhibit problematic off-target effects, we used SafetyScan to comprehensively scan for any other potential targets recognized by TCR-100a. This screen was performed using a subset of our Oncology Target Discovery Library (version 2.0), which includes approximately 600,000 protein fragments and collectively spans every protein encoded in the human proteome as well as all common SNPs. As shown below, all three protein fragments in the library that contain the HA-1-positive peptide antigen were strongly enriched in the screen, and no significant off-target interactions were observed. In contrast, some of the other HA-1-specific TCRs identified by ReceptorScan did exhibit off-target effects, highlighting our ability to select candidates that we believe have favorable risk/benefit profiles.

SafetyScan Screen Reveals No Significant Off-Targets for TCR-100a

To further evaluate the potential safety profile of TSC-100, we screened TCR-100a against HA-1-positive and HA-1-negative cells that individually express each of the 108 most common HLA alleles. In the HA-1-positive cells, TCR-100a was able to mediate efficient recognition in cells expressing HLA-A*02:01 as well as in cells expressing two related HLA types, HLA-A*02:02 and HLA-A*02:06. This suggests that patients with any of these three HLA types could potentially benefit from TSC-100. Notably, TCR-100a showed no recognition of HA-1-negative cells across all 108 HLA types, indicating low risk of alloreactivity or misrecognizing other antigens on other HLA types, as shown below.

TSC-100 Shows No Detectable Alloreactivity Across 108 Different HLA Types

TSC-101

Similar to TSC-100, TSC-101 is an allogeneic TCR-T therapy candidate directed at eliminating residual cancer cells in HA-2-positive and HLA-A*02:01-positive patients with hematologic malignancies who undergo HCT using a donor who is either HA-2-negative or HLA-A*02:01-negative. HA-2, which is derived from the protein MYO1G, is another miHA that has been identified to be clinically relevant. In patients who naturally develop HA-2-specific T cells, a GvL effect has been observed and these patients experience long-term remissions. Using ReceptorScan, we have identified a highly active TCR, which we refer to as TCR-101a, that recognizes HA-2. In the fourth quarter of 2021, we filed an IND for TSC-101. The FDA placed a clinical hold on the TSC-101 IND; we received written communication from the FDA asking for additional assessment of the potential for off-tumor reactivity in certain tissues and are working with the agency to resolve its questions as quickly as possible.

Unlike HA-1, the HA-2 antigen is highly prevalent, with approximately 95% of individuals in the United States being HA-2-positive. However, as with HA-1, a specific HLA type, HLA-A*02:01, which is present in approximately 42% of individuals in the United States, is required to display the HA-2 antigen on the cell surface for recognition by a T cell. As a result, approximately 40% of

HCT patients would be positive for both HA-2 and HLA-A*02:01 and therefore be eligible for treatment with TSC-101 using a donor who is negative for HLA-A*02:01, regardless of whether the donor is HA-2-positive or HA-2-negative. Such donors are straightforward to identify and should be available to most patients who undergo half-matched, or haploidentical, transplantation using family members as donors, as patients typically have between two and three potential haploidentical donors.

Preclinical Data

Similar to TCR 100a, we used ReceptorScan to identify TCR 101a. We screened approximately 237 million CD8+ cells from five healthy HA-2 negative donors and identified approximately 1,302 natural TCRs that recognize HA-2. These were then narrowed down to 15 TCRs with the highest surface expression and greatest affinity for the HA-2 peptide. We further evaluated the top five TCRs for off-target cross-reactivity against the entire human proteome using SafetyScan, identifying TCR-101 as the most active TCR with the lowest off-target activity and cleanest cross-reactivity profile against 108 other HLA alleles. Finally, TSC-101, our TCR-T therapy candidate which is T cells manufactured to express TCR-101, was tested on a panel of normal cell types representing all vital organs and did not recognize any normal non-hematologic cell type. In contrast, TSC-101 demonstrated efficient cell killing of both normal and malignant primary hematologic samples confirming a high degree of selectivity for hematologic cells. The discovery of TCR-101 was presented at the 63rd American Society of Hematology Annual Meeting and Exposition, in December 2021.

TCR-101a Demonstrates High Activity Similar to TSC100a

Clinical Development Plan for Our Liquid Tumor Program

Background on Types of HCT

Patients with acute leukemias who undergo allogeneic HCT have heterogeneous outcomes that are primarily related to two main variables: (i) the intensity or doses of the conditioning regimen they receive prior to the stem cell infusion and (ii) the type of donor who provides the stem cells.

High-intensity conditioning regimens are called myeloablative conditioning and associated with higher mortality rates. They are therefore reserved for young and relatively fit patients. Lower-intensity regimens are called reduced-intensity conditioning, or RIC, and better tolerated, but are associated with higher relapse rates. TSC-100 and TSC-101 are both designed to substantially reduce relapse rates, and we plan to enroll patients who are eligible for RIC-based HCT with the goal of improving clinical outcomes for these patients.

There are different types of donors who are eligible for allogeneic HCT procedures. Donors who are siblings of the patient and are perfectly matched for eight out of eight HLA alleles are considered the highest priority donor type for patients undergoing allogeneic HCT, but these types of donors are available for less than a third of patients. For the majority of patients, the choice is between an unrelated donor who is perfectly matched for eight out of eight HLA alleles, referred to as a matched unrelated donor, or MUD, or a family member such as a sibling, parent or child who has a half-match with the patient, referred to as a haploidentical donor, or haplo. Historically, haplo donor transplantation was associated with much higher GvHD than MUD-transplants, but a recent treatment regimen that uses chemotherapy given three days after stem cell infusion called post-transplantation cyclophosphamide, or PTCy, specifically kills immune cells that cause GvHD. As a result, haplo transplants with PTCy have recently achieved equivalent outcomes as MUD transplants and are rapidly increasing in usage in the United States and worldwide.

The use of haplos greatly expands the donor pool for patients undergoing HCT and provides patients with the optionality to choose donors who are mismatched on specific HLA types, such as A*02:01, as opposed to being mismatched on certain minor antigens, such as HA-1 or HA-2. We are developing TSC-100 and TSC-101 with a specific focus on patients undergoing haplo donor transplantation with donors who are negative for either the miHA or the specific HLA type. We believe the engineered donor T cells will recognize any residual leukemia cells, which are target-positive, in the patient and prevent relapse with the potential to promote complete cures. Because the patient’s new healthy blood cells are derived from the donor and are therefore either target-negative or not able to express the target, we believe TSC-100 and TSC-101 should have minimal toxic side effects.

Planned Phase 1 Clinical Trial

We are planning to conduct clinical studies for TSC-100 and TSC-101 within a multi-arm, controlled, Phase 1, ‘umbrella’ design clinical trial to investigate the safety and efficacy of TSC-100 and TSC-101 in patients with ALL, AML, and MDS, that are undergoing HCT following RIC.

Our Phase 1 clinical trial is designed to include measurements of early surrogate markers of efficacy, such as chimerism, or the percentage of blood cells that are donor-derived, and whether patients continue to have detectable residual leukemia in their post-transplant bone marrow biopsy, both of which are predictors of relapse. As shown in the graphic below, we also plan to include a control arm, comprising patients who do not meet the HLA or miHA genetic criteria and are treated with standard RIC haplo transplantation alone. Comparisons of both safety and efficacy outcomes with this control arm will potentially enable all patients treated with TSC-100 or TSC-101 to be included as part of the efficacy analysis for the initial Phase 1 trial prior to transitioning the program into a registrational Phase 2 trial towards a future biologics license application, or BLA, filing.

Planned Multi-Arm Phase 1 Clinical Trial Design

Anticipated timeline

We filed INDs on TSC-100 and TSC-101 in the fourth quarter of 2021. The FDA has cleared our IND for TSC-100, enabling us to move forward with our clinical development plan for TSC-100. We anticipate dosing the first patient in the TSC-100 arm of our Phase 1 clinical trial in the first half of 2022; and presenting initial clinical data on our Phase 1 trial in the second half of 2022. The FDA placed a clinical hold on our IND for TSC-101. We received written communication from the FDA asking for additional assessment of the potential for off-tumor reactivity in certain tissues and are working with the agency to resolve its questions as quickly as possible. The liquid tumor trial is based on an umbrella protocol, which will allow us to begin the TSC-100 and control arms of the trial in the near term and to open the TSC-101 arm to the ongoing trial upon clearance of the TSC-101 IND.

Future market expansion opportunities

If TSC-100 and TSC-101 demonstrate the ability to significantly reduce relapse rates after hematopoietic cell transplantation, there could potentially be new opportunities to expand the curative potential of HCT combined with TSC products to greater numbers of patients. Currently, only about 7,000 patients undergo HCT per year in the United States out of approximately 40,000 patients diagnosed each year with AML, MDS and ALL. There are two reasons for this relatively modest rate of transplant utilization. First, only patients who achieve a clinical complete remission (CR) are referred for HCT since the relapse rates of patients not in CR are considered too high to safely use HCT. If HCT combined with TSC products markedly reduce relapse rates, patients who do not achieve CR could still undergo HCT and benefit from its curative potential. This market expansion would require a separate clinical trial. Second, while reduced intensity conditioning has enabled many more elderly and frail patients to undergo transplantation, the chemotherapy and radiation doses used for conditioning are still high and considered too toxic for most patients over the age of 65 or those with underlying comorbidities. This is because the conditioning regimen of HCT is considered the primary modality to eliminate residual leukemia cells and reducing doses further would result in greater relapse rates. If however, the relapse rates could be reduced by a TSC product post HCT, a clinical trial could test the use of minimal intensity conditioning prior to HCT. If successful, this would further expand the curative potential of HCT combined with TSC therapy to older, frailer patients. A final market expansion opportunity could occur from the use of TSC products as a chemotherapy andradiation free conditioning regimen for non-malignant diseases such as sickle cell anemia which are currently treated with HCT. Since chemotherapy and radiation are associated with the risk of long-term toxicities such as cancer, heart damage, lung damage and infertility, cellular therapies such as TSC-100 or TSC-101 could reduce those risks and increase the numbers of patients willing to undergo HCT.

Solid Tumor Program

We are developing a portfolio of autologous TCR-T therapy candidates that are designed to be used in combination with each other to treat and eliminate solid tumors. Our TSC-200 series of product candidates are designed to elicit an anti-tumor response in patients by targeting cancer-specific antigens in their tumor cells. Our TCR-T therapy candidates include: (i) either well-recognized cancer targets that have demonstrated anti-tumor activity in clinical trials or novel targets that were identified by TargetScan from the T cells of patients responding to immunotherapy and (ii) naturally occurring TCRs specific to a patient’s HLA type that recognize these cancer-specific targets. Such targets are not only commonly shared among patients with the same cancer type, but also frequently expressed in multiple solid tumor types, enabling clinical development across multiple indications. Our first five solid tumor TCR-T therapy candidates include a combination of known targets, such as HPV16 for TSC-200, PRAME for TSC-203, and MAGE-A1 for TSC-204, as well as novel TCR-T therapy targets that have not yet been tested in the clinic, such as TSC-201 and TSC-202. We are currently advancing our five solid tumor TCR-T therapy candidates through lead optimization, and we expect to submit IND applications for two candidates in the second half of 2022, with additional IND submissions expected to be filed in 2023. In addition to our five lead solid tumor TCR-T therapy candidates, we have identified over 60 novel antigens based on tumor samples from patients who are actively responding to immunotherapy using our TargetScan technology. We are in early stages of analyzing these additional novel antigens and plan to advance those that we believe have the best potential as a TCR-T therapy candidate into preclinical development.

We are building ImmunoBank, a collection of highly active TCRs, to enable multiplexed TCR-T therapy. Our vision is to expand ImmunoBank with TCRs that recognize diverse targets and are associated with multiple HLA types in order to provide a broad array of therapeutic options for patients with various types of solid tumors. For patients with a solid tumor malignancy, we plan to analyze their tumor to determine which targets are expressed at high levels in their particular cancer. We will then access ImmunoBank and select up to three TCRs that match their HLA type and address the most highly expressed targets in their tumor. We will use this set of TCRs to genetically reprogram their T cells to recognize these targets and the resulting engineered T cells will be infused back into the patient as a multiplexed TCR-T therapy.

Our Strategy to Treat Solid Tumors with Multiplexed TCR-T Therapy

TCR-T Therapy for the Treatment of Solid Tumors

Immunotherapy has reshaped the treatment of solid tumors by demonstrating that tumor shrinkage, eradication, and long-term durable responses can be obtained by stimulating the patient’s own immune system to attack their cancer cells. Immune checkpoint inhibitors, such as nivolumab or pembrolizumab, work by unleashing anti-cancer T cells that are already present in a patient’s tumor, enabling those T cells to recognize and eliminate their cancer. For patients who respond to checkpoint inhibitors, these agents have been shown to be very effective. However, only a subset of patients responds to checkpoint inhibitors, highlighting the need for T cell-based therapies that can treat those patients who do not respond. Despite their efficacy in only a subset of patients, checkpoint inhibitors have annual sales well in excess of $20 billion.

One reason why patients do not respond to current immunotherapy treatments is that they lack T cells with highly active TCRs that recognize cancer-specific antigens in their tumors. By reprogramming the patient’s own T cells to recognize these targets, we believe that we can expand the dramatic responses observed with checkpoint inhibitor therapy to the patients for whom these therapies are ineffective.

Our Solution

Our solid tumor program is based on the premise that if we can understand how T cells naturally fight cancer, we can use this information to design life-changing TCR-T therapies for virtually any patient with cancer. Our discovery process begins with identifying patient T cells that are actively driving their clinical response to immunotherapy. We then use TargetScan to determine the precise targets of these highly active TCRs. Our discovery efforts are initially focused on patients with head and neck cancer who respond to checkpoint inhibitor therapy and patients with melanoma who respond to TIL therapy. These cancers represent tumor types with a high degree of T cell infiltration and strong responses to immunotherapy, which provides us with clinically active T cells from which we can discover novel TCR/target pairs. We have found that targets discovered in one type of cancer are often expressed in other cancers as well, enabling broader clinical development of our TCR-T therapy candidates. The tumor types we are focused on also express several known targets that were previously discovered from patient T cells. We are using ReceptorScan to discover highly active TCRs for these previously identified targets to complement the discovery of our novel TCR/target pairs. Finally, ImmunoBank will allow us to target multiple HLA types to prevent target loss and increase durability of response.

Novel Targets Identified from Patients with Head and Neck Cancer

One of the ways we identify anti-cancer TCRs is by focusing on T cells that clonally expand in a tumor when the patient responds to checkpoint inhibitor therapy. Some of this work is being performed under collaborative research agreements with various academic institutions. Using single cell sequencing, our collaborators determined the TCR sequences of thousands of T cells in the tumors of patients with head and neck cancer before and after immunotherapy. This analysis also revealed the frequency of each T cell clone in the tumor samples. As an example, if a particular TCR sequence is observed at 0.05% frequency in the tumor before the patient receives immunotherapy and then increases to 5% after the tumor starts to shrink, the T cell has clonally expanded 100-fold and is likely to have played a causal role in driving the patient’s clinical response. Certain TCR sequences are not detectable in the pre-treatment biopsy but are observed at high frequency in the post-treatment tumor. These emerging clones are also potential candidates for driving the patient’s clinical response. An illustrative example of T cell sequencing data from one patient with head and neck cancer who had a complete response to immunotherapy.

Clinically Relevant Anti-Cancer T Cells Identified Through T Cell Sequencing

We have performed genome-wide TargetScan screens on over 100 TCRs derived from T cells that clonally expanded in the tumors of patients with head and neck cancer who are responding to immune checkpoint inhibitors, which has resulted in our discovery of over 60 novel shared antigens. An example of one such screen is shown below. This screen was performed with our Oncology Target Discovery Library (version 2.0), which comprises over 600,000 protein fragments. Two protein fragments, shown in dark pink, were specifically recognized by the TCR. Due to the redundancy built into our library through its overlapping tiling pattern, both of the identified clones contain the same nine amino acid-long peptide antigen that we determined to be the target of this TCR. Notably, no off-targets were observed in the screen, highlighting the value of the SafetyScan technology in identifying TCRs with clean specificity profiles.

Identification of a Novel Target from a Patient with Head and Neck Cancer

Novel Targets Identified from Patients with Melanoma

Another approach we use to identify clinically relevant anti-cancer T cells is to analyze T cells from patients with melanoma who respond to TIL therapy. Using single cell sequencing, we determine the TCR sequences of the T cells in the responding patient’s TIL therapy product and focus on the most abundant T cell clones. We have found that TIL therapy products are often dominated by as few as two or three clones, further increasing our confidence that these TCRs played a causal role in fighting the patient’s cancer.

To increase the throughput of our discovery efforts, we have used TargetScan in a more directed manner to screen sub-libraries of protein fragments that focus on particular classes of tumor antigens. For example, we built a sub-library that focuses on cancer/testis antigens, or CTAs, which are genes that typically play a role in embryonic development but are not expressed in any adult tissues other than testes. T cells do not infiltrate testes and cells in the testes have very low levels of MHC proteins, making testes an immune-privileged site that will not be targeted by engineered T cells in the context of cell therapy. CTA genes are frequently found to be expressed in tumor cells and often play a role in causing cancer. Several well-recognized targets in development for TCR-T therapy are CTAs, including NY-ESO-1 and MAGE-A4.

We are focused on the discovery of novel targets within this class of antigens and have built a TargetScan library comprising 40,000 fragments that cover 1,600 CTA genes. Because this library is substantially less complex than our genome-wide Oncology Target Discovery Library, we can screen the TargetScan library with dozens of TCRs simultaneously. For example, the screen shown below was conducted with 35 TCRs derived from 11 patients with melanoma who received TIL therapy. In a single screen, we identified three TCR/target pairs that recognize CTAs, including the antigen target for one of our lead solid tumor product candidates, TSC-201, which we refer to as Target-201, as well as two other antigens that have not previously been identified as targets for TCR-T therapy.

Three Novel Cancer/Testis Antigen Targets Identified

from TIL-Responsive Patients

TCR and Target Validation Process

When we discover novel TCR/target pairs, we first determine if the gene that encodes the target is expressed at high levels in normal tissue. As shown below, Target-201 is exclusively expressed in testis, which is an immune privileged tissue and, as a result, should not pose a significant safety concern. We also examine how frequently the target is expressed in various solid tumors. As shown below in dark pink, Target-201 is overexpressed in a high percentage of melanoma tumor samples as well as in several other tumor types, including non-small cell lung cancer, or NSCLC, head and neck cancer, and cervical cancer.

Selective Expression of Target-201 in Multiple Tumor Types vs. Normal Tissues

Next, as part of our discovery process, we test if the TCRs discovered with our approach are able to kill cancer cells that naturally express the relevant target and specific HLA type. As shown below on the left, when T cells expressing the TCR that recognizes Target-201 are cultured with melanoma cell lines that naturally express different levels of Target-201, such as A101D and SKMEL5, the degree to which the T cells get activated correlates with the expression level of Target-201 in the melanoma cells. In addition, the T cells kill melanoma cells expressing high levels of Target-201, as shown below on the right but do not kill cells that express low levels of Target-201, which highlights the selectivity of the TCR for Target-201.

Finally, to reduce the risk that a TCR discovered in a targeted screen recognizes any problematic off-targets, we re-screen the TCR using SafetyScan and our genome-wide library. As shown below, when the TCR that recognizes Target-201 was re-screened using our Oncology Target Discovery Library (version 2.0), which includes protein fragments spanning every normal protein encoded in the human genome, only one potential off-target was observed. We subsequently identified several cell lines that naturally express the full-length protein from which the off-target antigen was derived and found that T cells engineered with the TCR do not recognize or kill these cells. Although the TCR recognizes target cells overexpressing protein fragments containing this off-target antigen, it does not recognize cells expressing the full-length protein at normal levels. This shows that our genome-wide screen detects potential off-targets with very high sensitivity, and that not all off-targets detected in this manner are problematic. In the event, however, that a TCR exhibits problematic off-target effects, we can use ReceptorScan to discover alternative TCRs that have similar anti-cancer effects but do not cross-react with proteins expressed at high levels on normal tissue or critical organs.

Genome-Wide Safety Screen of Target-201 TCR Using SafetyScan

To further expand the pool of addressable patients with our TSC-200 series of product candidates, we can also use ReceptorScan to identify TCRs recognizing antigens on the same target protein that are presented by different HLA alleles. Ultimately, we believe this strategy has the potential to enable multiplexed TCR-T therapy in which a patient is treated with more than one TCR for the same target protein, presented on two different HLA alleles. This approach could reduce the risk of resistance arising from loss, downregulation, or mutation of individual HLA genes.

TSC-200 Series

Our first five solid tumor TCR-T therapy candidates include a combination of known targets, such as HPV16 for TSC-200, PRAME for TSC-203, and MAGE-A1 for TSC-204, as well as targets that are novel antigens for TCR-T therapy, such as for TSC-201 and TSC-202. All of these targets are frequently expressed in the solid tumors of interest to us, including melanoma, head and neck cancer, NSCLC, and cervical cancer. In 2021, it is estimated that in the U.S., approximately 100,000 patients are diagnosed with melanoma, 66,000 with head and neck cancer, 185,000 with NSCLC, and 15,000 with cervical cancer. We plan to advance a combination of known and novel targets into clinical development, which will allow us to use the product candidates targeting known antigens as backbones for our initial clinical trials evaluating multiplexed TCR-T therapy. For example, we plan to evaluate TSC-200, which targets well-known and clinically-validated oncogenic proteins derived from HPV16, in combination with TSC-201 and TSC-202, which target antigens that have not yet been tested for TCR-T therapy.

TSC-200

In parallel with our TargetScan discovery efforts in head and neck cancer, we are using ReceptorScan to discover highly active TCRs that target antigens in human papilloma virus, or HPV, for our TSC-200 program. Over 25% of head and neck cancers are caused by HPV infection, including up to 70% of oropharangeal cancers. HPV antigens are a particularly compelling set of targets due to the fact that HPV proteins drive tumorigenesis in these cancers, which means that these proteins are (1) present in every tumor cell in an HPV-positive tumor and (2) essential to the survival of the tumor cell. In addition to head and neck cancers, HPV is found in more than 90% of cervical and anal cancers as well as over 60% of vaginal, vulval, and penile cancers. Recent Phase 1 clinical data from the National Cancer Institute showed tumor regression with objective clinical responses in 50% of patients with metastatic HPV-positive cancers who were treated with a TCR-T candidate targeting HPV16, which we believe provides clinical support for the inclusion of an HPV16-targeting TCR, TSC-200, in our multiplexed TCR-T therapy strategy. We have identified over a thousand TCRs that recognize HLA-A*02:01- specific antigens derived from HPV16, and we are currently identifying the most active TCR with a de-risked safety profile to advance to IND-enabling studies. We also intend to extend our discovery efforts to include additional HPV16-derived antigens presented on other HLA types as the program advances.

TSC-201

As detailed above, using our TargetScan technology, we have identified what we refer to as Target-201, as one of three targets from the T cells of melanoma patients responding to TIL therapy. Target-201 is a CTA that is exclusively expressed in testis and is not expressed in normal adult tissues. The testis is an immune-privileged tissue and, as a result, we believe that targeting Target-201 should not pose a significant safety concern. In addition, Target-201, which contributes to tumorigenesis by suppressing the cellular mechanisms responsible for controlling cell division, is selectively expressed across multiple different types of tumors, including approximately 50% of melanomas, approximately 25% of head and neck cancers, and approximately 50% of non-small cell lung cancers. Tumors expressing Target-201 have been shown to be associated with metastasis and poor patient survival. We have identified two clinically active TCRs that recognize novel epitopes derived from Target-201 presented on two common HLA alleles, and we are currently evaluating which TCR/Target-201 antigen pair to advance to IND-enabling studies. We are also using ReceptorScan to identify additional TCRs for Target-201 epitopes presented on other HLA alleles to further expand the addressable patient population.

TSC-202

We have also identified clinically active TCRs targeting what we refer to as Target-202, which is a protein involved in cell invasion and migration that plays a role in the metastasis of tumors. Target-202 is a CTA that is expressed only in the placenta, with very low expression in testis and no expression in any other adult tissue. Increased expression of Target-202 is positively correlated with the degree of tumor invasion, lymph node metastasis, distant metastasis, and poor prognosis. Expression of Target-202 is especially high in HPV-positive tumors. Target-202 expression is repressed in normal tissue by the tumor suppressor protein p53. In HPV-driven carcinomas, however, the viral protein E6 causes degradation of p53, leading to increased expression of Target-202. As a result, high expression of Target-202 is observed in over 90% of cervical cancers and approximately 75% head and neck cancers. Target-202 is also expressed in HPV-negative tumors, including approximately 40% of NSCLCs, over 95% of melanomas, and up to 80% of primary breast cancers. Using ReceptorScan, we have identified thousands of TCRs that recognize multiple HLAA*02:01-specific epitopes derived from Target-202, and we are currently identifying the most active TCR to advance to IND-enabling studies.

TSC-203

We are developing TSC-203 as a TCR-T therapy candidate targeting a known cancer antigen, Preferentially Expressed Antigen in Melanoma, or PRAME. Similar to Target-201, PRAME contributes to tumorigenesis by suppressing cellular signals that control cell division, and higher expression levels of PRAME in tumors correlate with increased metastasis and poor patient outcomes. PRAME is a CTA that, like Target-201 and Target-202, is absent in adult tissues except in the ovaries and testis. Approximately 50% of NSCLCs, approximately 25% of cervical cancers, and approximately 90% of melanomas and head and neck cancers express PRAME. Moreover, PRAME expression is homogeneous within these tumors, which we believe make it an attractive target for multiplexed TCR-T therapy. Using ReceptorScan, we have identified thousands of TCRs across multiple PRAME-derived epitopes presented on HLA-A*02:01, and we are currently identifying the most active TCR to advance to IND-enabling studies. In addition, we are using TargetScan on clinically active TCRs from patients with melanoma and head & neck cancer to identify novel PRAME epitopes presented on other HLA types.

In addition to our five lead solid tumor TCR-T therapy candidates, we have identified more than 60 novel antigens using TargetScan, of which over 90% have not previously been publicly disclosed as targets for TCR-T therapy. Although target validation naturally results in attrition, it is clear that tumor-resident T cells recognize many more shared antigens than have been reported to date. Many of the antigens we have identified are expressed across multiple solid tumor types and some have expression levels comparable or superior to targets currently in clinical development by others such as NY-ESO-1. We are currently in the process of validating several of these additional novel antigens and identifying potential TCR/target pairs using our platform technologies. We plan to continuously expand ImmunoBank with TCRs for both known and novel targets as well as address different HLA types to enable customized multiplexed TCR-T therapy while also addressing the potential issue of HLA loss leading to resistance for a wide range of solid tumor patients.

TSC-204

We are developing TSC-204 as a TCR-T therapy candidate targeting a known cancer antigen, melanoma-associated antigen 1, or MAGE-A1, that will include multiple TCRs for different HLA-restricted epitopes on this target. Using our TargetScan platform we have identified MAGE-A1 as one of the targets of T cells from a head and neck cancer patient responding to checkpoint inhibitor therapy. From this patient, we discovered multiple different TCRs recognizing a novel HLA-C*07:02 restricted epitope of MAGE-A1 which is a cancer/testis gene frequently overexpressed in a wide variety of solid tumors, including approximately 45% of head & neck cancers, 50% of melanomas, 50% of cervical cancers and 50% of non-small cell lung cancers. In addition to these highly active HLA-C*07:02 restricted TCRs, we are also using ReceptorScan to identify additional clinical TCRs for MAGE-A1 epitopes presented on multiple other HLA alleles to further expand the addressable patient population. TScan believes that it is the only company with a disclosed TCR program in MAGE-A1 for HLA types other than A*02:01. The Company anticipates filing an IND for TSC-204 in the second half of 2022.

Clinical Development Plan for Our Solid Tumor Program

For the initial first-in-human studies for our TSC-200 series of TCR-T therapy candidates, we plan to evaluate multiple TCRs in parallel to determine the safety and preliminary efficacy of multiplexed TCR-T therapy. We envision using TSC-200 as the backbone therapy for patients with HPV-positive malignancies, including head and neck, cervical, and anal cancers. According to the Centers for Disease Control, the incidence of HPV-positive cancers in the U.S. is approximately 46,000 cases per year, with five-year survival rates ranging from approximately 50% to 70%. The targets of TSC-201, TSC-202, TSC-203, and TSC-204 are also frequently expressed in the solid tumors of interest to us, as shown below.

Cancer Expression Levels for the Targets of our Lead Solid Tumor Programs

After establishing single agent safety for each of our initial solid tumor TCR-T therapy candidates in a multi-arm Phase 1 clinical trial, we plan to test TSC-200 in combination with TSC-201, TSC-202, or TSC-203 in patients who are positive for the respective targets of these therapies. We will also explore three-TCR combinations in patients who are positive for the three respective targets. Because the targets of TSC-201, TSC-202, TSC-203, and TSC-204 are also frequently expressed in melanoma and NSCLC, we will also explore various combinations of these TCR-T therapy candidates in patients with HPV-negative head and neck cancer, melanoma, and NSCLC. A summary of our planned Phase 1 clinical strategy is shown below.

TSC-200 Series Phase 1 Clinical Strategy

Anticipated timeline

As we advance our solid tumor program, we anticipate presenting pre-clinical data at a major scientific meeting in the first half of 2022; filing INDs for two solid tumor TCR-T therapy candidates in the second half of 2022 with additional IND filings in 2023; and presenting initial clinical data on our multi-arm Phase 1 clinical trial in 2023. As we continue to discover and validate TCR/target pairs, we aim to continue to file additional INDs and introduce those solid tumor TCR-T therapy candidates into this multi-arm basket-style Phase 1 clinical trial. We believe this trial will serve as the first step towards our long-term goal of building and expanding ImmunoBank to provide customized multiplexed TCR-T therapy for virtually any patient with a solid tumor malignancy.

ImmunoBank – Flexible Content for Diverse Platforms

Our current clinical development strategy is based on autologous T cell engineering, which is the basis for approved CAR-T products such as Kymriah and Yescarta. As the field of T cell engineering evolves, a wide variety of additional manufacturing platforms are being developed that may further improve TCR-T cell products. For example, companies such as Lyell Immunopharma, Inc. are developing methods to enhance autologous T cell engineering to provide improved duration of efficacy, while companies such as Allogene Therapeutics, Inc. are developing ways to engineer allogeneic T cells and companies such as Sana Biotechnology, Inc. are developing ways to engineer T cells in vivo. All of these engineering platforms require validated “content” – TCRs that recognize tumor-specific antigens on cancer cells without recognizing problematic off-targets. As we advance our ImmunoBank of TCRs through clinical development, we intend to continue to build our own manufacturing platform, while simultaneously investigating novel T cell engineering platforms once they have established safety and efficacy. Ultimately, we aspire to build the largest collection of validated TCR “content” that can be used with a variety of T cell engineering platforms.

Expansion Opportunities Beyond Oncology

Our primary focus is on the development of T cell therapies to treat cancer. However, T cells play a fundamental role in many other disease areas, such as infectious disease and autoimmune disease. We believe that our TargetScan technology is well suited to discover novel antigens for the development of therapeutics, diagnostics, and vaccines in these other areas. We intend to build additional corporate value by opportunistically pursuing collaborations with strategic partners for applications of our platform technologies outside our core focus.

COVID-19

As a proof-of-concept for TargetScan’s applicability and antigen discovery capabilities in infectious disease, we applied our technology to identify the antigens most frequently recognized by the T cells of patients who had recovered from COVID-19. We screened the entire genome of SARS-CoV-2, the virus that causes COVID-19, as well as the genomes of SARS-CoV and the four seasonal coronaviruses that cause the common cold. We found that the antigens recognized by CD8+ T cells were largely derived from segments of the virus that are not part of the spike protein, which is the current target of COVID-19 vaccines. Additionally, patient T cells were generally not found to be cross-reactive with seasonal coronaviruses, suggesting that prior coronavirus exposure is unlikely to confer immunity to COVID-19. We published the details of these studies in the journal Immunity in 2020.

T Cell Targets in SARS-CoV-2 Are Primarily Located

In Proteins Other Than the Spike Protein

We have partnered with QIAGEN Sciences, LLC to develop a highly specific diagnostic test to determine prior exposure to the virus based upon the presence of anti-viral T cells.

We believe that our findings can also be used to develop next-generation vaccines for COVID-19 that confer durable immune protection from SARS-CoV-2 infection and potentially provide protection against future variants. Most current vaccine efforts elicit a response to the SARS-CoV-2 spike protein. While these first-generation vaccines are able to elicit neutralizing antibodies and provide effective protection against infection, it is not clear how durable these responses will be given that antibody levels have been shown to rapidly decline after a few months and numerous coronavirus variants have now been discovered with mutations in the spike protein. Notably, none of the mutations observed in these variants occurs in the 29 T cell targets that we identified, suggesting that vaccines delivering these target antigens may be less susceptible to vaccine-resistant strains emerging in the future. We have partnered with Akagera Medicines to develop an mRNA lipid nanoparticle (LNP) vaccine candidate which includes not only the spike protein that elicits neutralizing antibodies but also all the non-spike T cell epitopes we discovered which would elicit a protective T cell response. The LNP vaccine candidate utilizes Akagera’s novel LNP technology which is designed to better target lymph nodes thereby reducing the risk of local toxicity such as injection site swelling, reduce the vaccine dose by up to 10-fold and have improved stability requiring a -20°C cold chain rather than the more onerous -80°C cold chain that existing mRNA LNP vaccines require. Preclinical testing of this vaccine candidate has demonstrated efficient eliciting of a broad T cell response mimicking the T cell responses observed in convalescent COVID-19 patients.

Other Diseases

TargetScan can also be used for novel target discovery in additional infectious and autoimmune diseases. For example, infections such as tuberculosis, influenza, and HIV have been shown to be T cell-mediated and are associated with high mortality rates. In addition, many autoimmune diseases such as rheumatoid arthritis, psoriasis, and scleroderma are largely T cell-mediated, but with poorly defined instigating self-antigens. Our TargetScan technology, which provides an unbiased, genome-wide method to discover the natural targets of disease-relevant T cells, is well positioned to identify these self-antigens. We believe the discovery of these targets could enable the development of novel, more targeted therapeutic approaches to treat these diseases.

License and Collaboration Agreements

Collaboration and License Agreement with Novartis

On March 27, 2020, we entered into a Collaboration and License Agreement with Novartis Institutes for BioMedical Research, Inc. (Novartis) (such agreement, the Novartis Agreement). Pursuant to the Novartis Agreement, we have received an aggregate of $20.0 million of cash representing the upfront payment and have receivables for reimbursement of expenditures under the arrangement of $0.9 million as of December 31, 2021. We granted Novartis and its affiliates options to obtain exclusive, royalty-bearing, sublicensable, transferable, worldwide licenses to certain target antigens identified in performance of the Novartis Agreement and corresponding T-cell receptors for such target antigens to make, have made, import, use, sell or offer for sale, including to develop, manufacture, commercialize, register, hold or keep, have used, export, transport, distribute, promote, market or have sold or otherwise dispose of such target antigens and corresponding T-cell receptors. Novartis can exercise each option by paying us $10.0 million and can exercise up to three options (each target antigen for which Novartis exercises an option, an “Optioned Program”). In addition, we granted Novartis and its affiliates an option to obtain a non-exclusive, royalty-bearing, sublicensable, transferable, worldwide license under our intellectual property corresponding to products associated with such Optioned Program and improvements to our platform created in performance of activities under the Novartis Agreement, in each case, solely as necessary to exploit products associated with such Optioned Program.

The ownership of inventions (and resulting patent rights) created in performance of the collaboration will be determined by inventorship (i.e., inventions invented solely by us in performance of the collaboration and inventions invented solely by Novartis in performance of the collaboration will be owned by Novartis and inventions invented jointly by us and Novartis in performance of the collaboration will be jointly owned). We retain our rights to (i) our intellectual property, (ii) programs that are not selected by Novartis and (iii) our platform improvements, which will not be considered collaboration technology.

Each party has the sole right (but not the obligation) in its sole discretion and cost, to prepare, file, prosecute and maintain all patents and patent applications that are owned solely by such party. For any collaboration patents or patent applications owned by us, if we elect not to file a patent application or to cease the prosecution or maintenance of any of our collaboration patents or patent applications, we must notify Novartis immediately of such decision, at which point Novartis will become permitted to file or continue prosecution or maintenance of such patent or patent application in our name. For joint collaboration patents and patent applications, Novartis has the first right (but not the obligation) to prepare, file, prosecute and maintain any joint collaboration patent or patent applications and/or optioned program patents or patent applications.

For each Optioned Program, as between the parties Novartis is solely responsible for the clinical development of such Option Program. Novartis is required to pay us up to an aggregate of $230.0 million upon achievement of certain clinical milestones and milestones for the first commercial sale in certain countries with respect to products directed to the corresponding target antigen for each Optioned Program. Novartis is also required to pay us up to an aggregate of $260.0 million upon achievement of certain annual net sales milestones for products directed to the corresponding target antigen for each Optioned Program. In addition, for each Optioned Program, Novartis is required to pay us, on a product-by-product and country-by-country basis, tiered royalties in the low-single-digit to mid-single-digit percentage on Novartis’, its affiliates’ and sublicensees’ net sales of certain products directed to target antigens for each Optioned Program and a percentage in the mid-single-digits to low-teens on Novartis’ net sales of products directed to such antigens and containing a T-cell receptor we identified to Novartis in our performance of the Novartis Agreement, subject to certain customary reductions. Royalties will be payable on a product-by-product and country-by-country basis during the period of time commencing on the first commercial sale of an applicable product in a country and ending upon the later of: (a) 10 years from the date of first commercial sale of such product in such country; (b) expiration of the last-to-expire valid claim of patents licensed by us to Novartis under the Novartis Agreement covering the manufacture, use or sale of such product in such country; or (c) the expiration of any regulatory or marketing exclusivity in such country with respect to such product (the “Royalty Term”). Novartis may terminate the Novartis Agreement entirely or on a program-by-program basis at any time for convenience upon 90 days’ notice; provided, however, that Novartis will be required to fulfill any payment obligations that accrued prior to termination.

For a period of up to 180 days after the end of the collaboration period (which collaboration period will end no later than March 2023), we agree to notify Novartis if we intend to seek a third party partner to exclusively license or similarly grant rights to patents or know-how developed by us under the collaboration to allow for the development or commercialization of products directed to any programs that Novartis has not exercised an option to prior to the expiration of such option (a ROFN Notice). Upon receiving such notice, Novartis will have 90 days to provide us with a term sheet to exclusively license such collaboration technology to develop or commercialize products directed to such previously declined program, which will trigger Novartis’s right of first negotiation. If Novartis delivers such term sheet, then Novartis will have 270 days following the ROFN Notice to negotiate a license for such collaboration technology.

The Novartis Agreement will remain in effect until (i) all options expire unexercised or (ii) if any options are exercise, on a product-by-product and country-by-country basis for each Optioned Program, upon the expiration of the Royalty Term for all products associated with such Optioned Program in such country. Either party may terminate the Novartis Agreement upon an uncured material breach of the agreement or insolvency of the other party. We may terminate the Novartis Agreement immediately upon written notice to Novartis if Novartis challenges the validity, enforceability or scope of any of the patents we license to Novartis under the agreement. Novartis may terminate the agreement, either in its entirety or on a program-by-program basis, for convenience at any time with 90 days’ prior written notice.

Exclusive Patent License Agreement with BWH

On December 5, 2018, we entered into an Exclusive Patent License Agreement with The Brigham and Women’s Hospital, Inc. (“BWH”), as amended on July 26, 2019 and further amended and restated on April 20, 2021 (collectively, the “BWH Agreement”), pursuant to which we obtained an exclusive, sublicensable, worldwide license to practice under certain of BWH’s patent rights for identifying T Cell epitopes, which are relevant to our TargetScan technology for identifying potential therapeutic products. The original 2018 BWH Agreement granted us the right to practice BWH’s patent rights in a certain field of use (“MHC Class I License Field”). In connection with the amended and restatement of the BWH Agreement in 2021, we expanded the field of use in which we are authorized to practice BWH’s patent rights to include MHC Class II uses and applications in exchange for certain additional payments to BWH. We are obligated to use commercially reasonable efforts to develop and commercialize at least one product or process that practices the licensed patent rights and at least one therapeutic or diagnostic product or process directed to an epitope identified through practicing the licensed patent rights.

Upon execution of the amendment of the BWH Agreement dated April 20, 2021, we paid an additional one-time fee of $466,500. We are required to pay BWH up to an aggregate of $12.72 million upon the achievement of certain clinical, regulatory and sales milestones for therapeutic products and processes. We are obligated to pay a low double-digit percentage of all non-royalty income we receive under sublicenses of BWH’s patent rights. We are also obligated to pay a low single-digit percentage of all non-royalty income we receive under agreements with third parties (“Collaborators”) where we practice under BWH’s patent rights in connection with the research or development one or more therapeutic products or processes with or for such third party (“Collaboration Agreements”). We are also obligated to pay tiered royalties in the high single-digit percentage range on annual net sales of products and processes that practice the licensed patent rights and in the low single-digit percentage range on annual net sales of therapeutic and diagnostic products and processes directed to an epitope identified through practicing the licensed patent rights (other than those sold by Collaborators), with the royalty percentage for such products and processes decreasing to lower than one-percent royalties if directed to epitopes identified through practicing the licensed patent rights after December 31, 2019. For therapeutic and diagnostic products and processes directed to an epitope identified through practicing the licensed patent rights and sold by a Collaborator, we are obligated to pay lower than one-percent royalties of the Collaborator’s annual net sales of such products and processes. For products and processes sold by us, our affiliates or sublicensees, such royalties only apply to products and processes directed to epitopes in a defined field of use MHC Class I field identified prior to December 31, 2022 and products and processes based on epitopes in the MHC Class II field identified prior to September 30, 2023. For products or processes directed to epitopes identified under a Collaboration Agreement, such royalties apply regardless of when the epitopes were identified. For each applicable product or process, the royalty term continues until the tenth (10th) anniversary of the first commercial sale of such product or process. The royalty rates are also subject to reduction upon certain other events. Within sixty (60) days of each anniversary of December 5th, we are obligated to pay BWH a non-refundable, mid five figure minimum annual royalty, which amount is creditable against royalties subsequently due on net sales of products and processes in such calendar year.

The BWH Agreement will terminate upon the later of (a) the last to expire or abandoned valid claim within the licensed patents, and (b) one year after the last sale for which a royalty is due. The current expected expiration date for the last-to-expire licensed patent right is June 8, 2038 (absent any adjustments or extensions of term). We also have the right to terminate the BWH Agreement in its entirety or on a country-by-country basis, for any reason upon 90 days’ prior written notice to BWH. BWH may terminate the BWH Agreement: (1) without notice if we fail to maintain insurance required by the BWH Agreement; (2) upon notice within 60 days of our bankruptcy; (3) upon notice within 60 days after notice by BWH of our default in the performance of any obligation under the BWH Agreement that is not cured within such 60-day period; (4) if we fail to make any payments due under the BWH Agreement and do not cure such failure within 10 days after receiving BWH notice thereof; or (5) if we or any of our affiliates challenge the validity, enforceability or scope of any of the patent rights licensed to us under the BWH Agreement.

Option and Exclusive License Agreement with Qiagen

On November 5, 2020, we entered into an Option and Exclusive License Agreement with QIAGEN Sciences, LLC (Qiagen) (such agreement, the Qiagen Agreement). Pursuant to the Qiagen Agreement, Qiagen paid us a one-time non-refundable, non-creditable $150,000 option fee (Option Fee) in exchange for an option to obtain an exclusive, royalty-bearing, sublicensable, worldwide license under our rights to patents and patent applications related to certain SARS- CoV-2 peptides to use, make and otherwise commercialize products containing such SARS-CoV-2 peptides (the Option). Qiagen exercised the Option on April 14, 2021 and paid us an additional $150,000 option exercise fee. Qiagen may freely sublicense its rights through multiple tiers so long as it binds each sublicensee to terms consistent with the Qiagen Agreement and remains responsible for any breaches of such terms by its sublicensees. We expressly reserved the right to conduct research or develop or commercialize products for or related to the treatment of SARS-CoV-2.

In addition, Qiagen is required to pay us a one-time, non-refundable, non-creditable $300,000 milestone payment upon launch of the first in vitro diagnostic product containing the licensed peptides. Qiagen is also required to pay us, on a product-by-product and country-by-country basis, royalties in the low-single-digit to mid-single-digit percentage on Qiagen’s and its affiliates’ net sales of products containing the licensed peptides, subject to certain customary reductions, for as long as such products are covered by a valid claim of the patents licensed by us to Qiagen under the Qiagen Agreement.

We are solely responsible for managing patent maintenance, prosecution and enforcement during the term of both the Option Exercise Period (defined below) and term of the Qiagen Agreement.

The Qiagen Agreement will expire upon the later to occur of (i) expiration of the last to expire valid claim of patents we license to Qiagen under the Qiagen Agreement or (ii) 15 years from the effective date of the Qiagen Agreement. Should any patents issue from any non-provisional patent applications claiming priority to any of the licensed U.S. provisional patent applications, the current expected expiration date for the last-to-expire licensed patent right is June 17, 2041 (absent any adjustments or extensions of term). Qiagen may terminate the Qiagen Agreement for any reason upon 60 days’ prior written notice to us; provided, however, that Qiagen will be required to fulfill any payment obligations that accrued prior to termination.

Non-Exclusive License Agreement with Provincial Health Services Authority

On October 15, 2020, we entered into a Non-Exclusive License Agreement with the Provincial Health Services Authority of British Columbia (PHSA) (such agreement, the PHSA Agreement). Pursuant to the PHSA Agreement, we obtained a non-exclusive, perpetual, non-transferable, sublicensable, worldwide license to practice certain of PHSA’s patent rights for identifying T Cell epitopes, which epitopes are relevant to our platform for identifying potential TCR-T therapies. Any sublicenses we grant to PHSA’s patent rights must also include a license of our own IP; we are not permitted to sublicense PHSA’s rights on a standalone basis.

Pursuant to the PHSA Agreement, we paid PHSA a one-time, non-refundable upfront fee of $500,000 as well as a reimbursement for previously incurred patent prosecution costs of approximately $50,000. Starting on the first anniversary of the effective date of the PHSA Agreement and continuing for five years thereafter, we are required to pay PHSA a mid-five-figure annual license fee, of which the first installment has been paid. In addition, we are obligated to pay a mid-six-figure fee for each sublicense and each further sublicense granted by one of our sublicensees or a sublicensee of our sublicensee (through multiple tiers) of the rights granted to us under the PHSA Agreement.

The PHSA Agreement will terminate upon the last to expire patent licensed under the PHSA Agreement. We also have the right to terminate the PHSA Agreement at any time, but such termination will not be effective until the later of (a) October 16, 2023, and (b) the date we have paid PHSA total aggregate fees equal to the upfront fee plus five years of annual license fees totaling $750,000. PHSA may terminate the PHSA Agreement upon giving us two separate written notices at least 30 days apart if: (i) we or any of our affiliates challenge the validity, enforceability or scope of any of the patents licensed to us under the PHSA Agreement; (ii) we owe unpaid fees due under the PHSA Agreement in excess of $100,000; or (iii) we breach material terms of the PHSA Agreement regarding sublicense restrictions (such as failing to pay the sublicense fee or sublicensing PHSA technology on a standalone basis) or our obligation to indemnify PHSA for damages resulting from our research or commercialization of PHSA’s patent rights and, in each case described above, such termination will be effective only if we fail to cure such breach after receiving PHSA’s two separate notices.

Royalty Agreement

In connection with our incorporation in April 2018, we entered into a royalty agreement with one of our founders. We amended and restated this royalty agreement in June 2018 and our founder assigned his rights and obligations under the royalty agreement to one of his affiliated entities in January 2021. Pursuant to the royalty agreement, we are required to pay him a royalty of 1% of net sales (as defined in the royalty agreement) of any product sold by us or by any of our direct or indirect licensees for use in the treatment of any disease or disorder covered by a pending patent application or issued patent held or controlled by us as of the last date that the founder was providing services to us as a director or consultant under a written agreement. Royalties are payable with respect to each applicable product on a country-by-country and product-by-product basis, beginning on the first commercial sale of the first royalty-bearing product and ending on the later of (i) the date on which the exploitation of such royalty-bearing product is no longer covered by such patent in such country or (ii) the 15th anniversary of the first commercial sale of the first royalty-bearing product in such country. We may not assign our rights and obligations under the royalty agreement except in the event of a change in control relating to our company. The term of the royalty agreement continues until expiration of the last applicable royalty term.

Manufacturing

We have built in-house cell therapy manufacturing capabilities as one of the key components of our platform. The manufacturing of cell therapies requires the integration of several distinct components. Primary human blood cells are the source of T cells, along with a vector that delivers the desired genetic elements into these T cells. As a more operationally flexible and cost-efficient alternative to lentivirus, we have developed a manufacturing platform to genetically engineer T cells using a transposon/transposase system, which we refer to as T-Integrate.

We are designing our programs to use a transposon vector and corresponding transposase enzyme, which is derived from sfR fall armyworm, to deliver our TCRs into the genome of T cells. Our transposon/transposase system effectively inserts our TCRs and other exogenous genes, such as CD8, at random locations in the genome. The transposon will be delivered as a Nanoplasmid™, which was developed by Nature Technology, an Aldevron Company, and has no antibiotic selection element, reducing the risk of inadvertent transmission of antibiotic resistance into T cells. The transposase will be delivered as mRNA. mRNA is transiently expressed in the cell, reducing exposure of cells to prolonged transposase activity, which could result in multiple transposition events where the transposon would be moved around the genome. Aldevron has a license from Nature Technology to manufacture research-grade and GMP-grade transposon and transposase. The initial batch of research-grade and GMP-grade transposon and transposase which we intend to use in connection with our near-term pre-clinical studies and clinical trials will be manufactured by Aldevron pursuant to a non-exclusive, fee-for-service supply arrangement pursuant to which we may purchase materials from time-to-time, subject to normal market pricing.

We are developing our manufacturing process using industry standard instrumentation to enable direct transfer of methods from process development to manufacturing. These devices also allow for functionally closed processes in a small footprint. For product manufacturing, we use single-use bag and tubing kits, supplies, and process reagents that are available from well-established vendors who specialize in supplying clinical grade reagents for the cell and gene therapy industry. Our TCR-T therapies will be characterized and released using well-developed analytic methods. The final product will be cryopreserved, simplifying logistics and reducing risk of delivery failures. We plan to have controls and safeguards throughout the entire process to ensure product identity, integrity, and chain of custody. A clearly defined and documented manufacturing process, performed by trained operators using specialized instrumentation in an appropriately designed, commissioned, and operated manufacturing facility, are all critical for the manufacturing of safe, effective, and well-characterized cell therapies.

Our cell product manufacturing facility in Waltham, MA was designed and built to support multiple programs through Phase 1 and Phase 2 clinical development, with a projected capacity to support treating over 300 patients per year. We believe internalizing our manufacturing process enables us to better control this key aspect of clinical development and reduces the risk of program delay due to third party reliance. We expect to revisit our manufacturing process prior to commencing registrational trials and may use third-party CMOs to manufacture product candidates for our registrational trials.

Competition

We believe our novel and proprietary platform technologies, TargetScan and ReceptorScan, and our in-house cell therapy expertise constitute a meaningful competitive advantage in successfully developing novel and highly effective treatments for cancer. However, the biopharmaceutical industry in general, and the cell therapy field in particular, is characterized by rapidly advancing and changing technologies, intense competition, and a strong emphasis on intellectual property. We face substantial and increasing competition from many different sources, including large and specialty biopharmaceutical companies, academic research institutions, governmental agencies, and public and private research institutions. Competitors may compete with us in hiring scientific and management personnel, establishing clinical study sites, recruiting patients to participate in clinical trials, and acquiring technologies complementary to, or necessary for, our programs.

We face competition from segments of the pharmaceutical, biotechnology and other related markets that pursue the development of TCR-T or other cell therapies for the treatment of cancer. We expect to compete with a number of other T-cell therapy companies, including those with target discovery platforms, such as Adaptive Therapeutics, Inc., Immatics N.V., Enara Bio Ltd., Repertoire Immune Medicines, Inc., and 3T Biosciences Inc. In addition, we may face competition from other TCR companies such as Adaptimmune Therapeutics, Plc., Medigene AG, GlaxoSmithKline Pharmaceuticals Ltd, T-Knife GmbH, and Alaunos Therapeutics, Inc. We may also face competition from companies focused on CAR-T, TIL, gammadelta T cell, and other T cell therapies, such as Kite Pharma, Inc., a subsidiary of Gilead, Inc. (including Yescarta, which is approved for the treatment for large B-cell lymphoma or follicular lymphoma, two types of non-Hodgkin lymphoma), Juno Therapeutics, Inc., a subsidiary of Bristol-Myers Squibb, Inc., Iovance Biotherapeutics, Inc., Instil Bio, Inc., Achilles Therapeutics plc, Sana Biotechnology, Inc., 2seventy Bio, Inc., Atara Biotherapeutics, Inc., Lyell Immunopharma, Inc., Allogene Therapeutics, Inc., PACT Pharma, Inc., Gadeta B.V., and Adicet Bio, Inc. There are also companies utilizing other cell-based approaches that may be competitive to our product candidates. For example, companies such as Takeda Pharmaceutical Company, Ltd., Celyad, S.A., ImmunityBio, Inc., Celularity, Inc., Fate Therapeutics, Inc., and Nkarta, Inc. are developing therapies that target and/or engineer natural killer, or NK, cells. In addition, for our lead liquid tumor programs, TSC-100 and TSC-101, we may face competition from HighPass Bio, Inc. NexImmune, Inc., VOR Biopharma, Inc., and Marker Therapeutics, Inc., who are also developing cell therapies in the post-HCT setting.

Immunocore’s KIMMTRAK is the first TCR-based therapeutic to receive FDA approval, potentially establishing a regulatory pathway, pricing benchmark, and commercial uptake pattern for TCR-based therapeutics. However, KIMMTRAK is a bispecific antibody indicated for use in a rare patient population with unresectable or metastatic uveal melanoma, which is not directly competitive to TScan. Immunocore’s other programs using TCR-mimic bispecifics in other indications such as cutaneous melanoma may be a more direct competitor to TScan’s products.

Furthermore, we also face competition more broadly across the oncology market for cost-effective and reimbursable cancer treatments. The most common methods of treating patients with cancer are surgery, radiation, and drug therapy, including chemotherapy, hormone therapy, biologic therapy, such as monoclonal and bispecific antibodies, immunotherapy, cell-based therapy, and targeted therapy, or a combination of any such treatments. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. While our TCR-T therapy candidates, if any are approved, may compete with these existing drugs and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, our TCR-T therapies may not be competitive with them. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. As a result, obtaining market acceptance of, and gaining significant share of the market for, and commanding a certain price for any of our TCR-T therapies that we successfully introduce to the market may pose challenges. In addition, many companies are developing new oncology therapeutics, and we cannot predict what the standard of care will be as our product candidates progress through clinical development.

We could see a reduction or elimination in our commercial opportunity if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient to administer, are less expensive, are more accessible, or receive a more favorable label than our TCR-T therapy candidates. Our competitors also may obtain FDA or other regulatory approval for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. The key competitive factors affecting the success of all of our TCR-T therapy candidates, if approved, are likely to be their efficacy, safety, convenience, price, and the availability of reimbursement from government and other third-party payors.

Intellectual Property

Our success depends in part on our ability to obtain, maintain and protect our proprietary technology and intellectual property and proprietary rights and to operate our business without infringing, misappropriating and otherwise violating the intellectual property and proprietary rights of third parties. We rely on a combination of patent applications, trademarks, trade secrets, and other intellectual property rights and measures to protect the intellectual property rights that we consider important to our business. We also rely on know-how and continuing technological innovation to develop and maintain our competitive position. We also seek to protect our proprietary rights by entering into confidentiality agreements and proprietary information agreements with suppliers, employees, consultants and others who may have access to our proprietary information. The steps we have taken to protect our trade secrets, trademarks, patent applications and other intellectual property and proprietary rights may not be adequate, and third parties could infringe, misappropriate or misuse our intellectual property. If this were to occur, it could harm our reputation and adversely affect our business, competitive position, financial condition or results of operations.

As of the date hereof, our patent portfolio consisted of a patent family exclusively licensed from BWH, including a pending U.S. non-provisional patent application and multiple pending foreign non-provisional patent applications, relating to methods and compositions for identifying target antigens specific to T cells. In addition, we have filed multiple patent families including multiple pending U.S. provisional patent applications and more than ten pending international and foreign patent applications. The claims of these patent applications are directed toward various aspects of our therapy candidates and research programs, including compositions of matter directed to SARS-CoV-2 immunodominant antigens, anti-SARS-CoV-2 TCRs, anti-SARS-CoV-2 vaccines, anti-HA-1 TCRs (including the TSC-100 TCR-T therapy candidate), anti-HA-2 TCRs (including the TSC-101 TCR-T therapy candidate), TCRs targeting the antigen of TSC-200, anti-HPV TCRs (including the TSC-200 TCR-T therapy candidate), and TCRs targeting the antigen of TSC-204 (including the TSC-204 TCR-T therapy candidate), as well as a phospholipid scrambling reporter-based T cell antigen screening platform and certain screening methods thereof. These patent applications, if issued, are expected to expire on various dates from 2038 through 2042, in each case without taking into account any possible patent term adjustments or extensions and assuming that appropriate maintenance and governmental fees are paid.

Liquid Tumor Program Product Patent Families

We have filed multiple pending patent applications covering our liquid tumor programs including claims to the composition-of-matter of TSC-100, TSC-101, as well as other anti-HA-1 and anti-HA-2 TCRs and related T cell therapies. The pending patent applications will begin to enter the PCT international phase by April 2022. The pending international Patent Cooperation Treaty (PCT), Argentine, and Taiwanese patent applications claim the benefit of priority from earlier-filed U.S. priority provisional patent applications filed in 2020 and 2021. We expect any patents within this family, if issued, to expire the earliest in 2041 (without taking into account any possible patent term adjustments or extensions and assuming that appropriate maintenance and governmental fees are paid).

Solid Tumor Program Product Patent Families

We have filed multiple pending U.S. provisional patent applications covering our solid tumor programs including claims to the composition-of-matter of anti-HPV, anti-MAGE-A1 TCRs and related T-cell therapies. The pending patent applications will begin to enter the PCT international phase by April 2022. We expect any patents within this family, if issued, to expire the earliest in 2042 (without taking into account any possible patent term adjustments or extensions and assuming that appropriate maintenance and governmental fees are paid).

Infectious Disease Product Patent Families

We have filed multiple pending patent applications covering our infectious disease programs including claims to the composition-of-matter of SARS-CoV-2 immunodominant antigens, anti-SARS-CoV-2 TCRs, and composition-of-matter of certain SARS-CoV-2 vaccines. These pending international PCT, Argentine, Bangladeshi, Democratic Republic of the Congo, Pakistani, and Taiwanese patent applications claim the benefit of priority from earlier-filed U.S. priority provisional patent applications filed in 2020. We expect any patents within this family, if issued, to expire the earliest in 2041 (without taking into account any possible patent term adjustments or extensions and assuming that appropriate maintenance and governmental fees are paid). Certain of these pending patent applications are jointly owned by us and AHS Hospital Corporation (“AHS”). AHS has exclusively licensed their interest to us in such patent applications.

Platform Technology

We own a pending PCT patent application with claims that cover reporter-based T cell antigen screening platform. We expect any claims within this family, if issued, to expire the earliest in 2041 (without taking into account any possible patent term adjustments or extensions and assuming that appropriate maintenance and governmental fees are paid).

Our pending patent applications may not result in issued patents and we can give no assurance that any patents that might issue in the future will protect our future products or provide us with any competitive advantage. Moreover, U.S. provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing of one or more of our related provisional patent applications. With regard to such U.S. provisional patent applications, if we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. While we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any such patent applications will result in the issuance of patents that provide us with any competitive advantage. For more information regarding the risks related to our intellectual property, please see “Risk Factors—Risks Related to Our Intellectual Property”. We rely on certain technology and intellectual property rights that we in-license from third parties.

Third-Party Intellectual Property Rights

We have an exclusive patent license from The Brigham and Women’s Hospital, Inc. (BWH) to a patent family directed to a granzyme B (GzB)-based antigen screening technology platform, as well as compositions-of-matter and certain screening methods thereof (consisting of one pending U.S. patent application and six foreign patent applications pending in Australia, Canada, China, Europe, Hong Kong, and Japan). Any patents issuing from the U.S. and foreign patent applications are expected to expire in 2038 (without taking into account any possible patent term adjustments or extensions and assuming that appropriate maintenance and governmental fees are paid). We also have a non-exclusive, perpetual, non-transferable patent license from the Provincial Health Services Authority of British Columbia (PHSA) to a patent family directed to granzyme-based antigen screening methods consisting of an issued U.S. patent that is expected to expire August 4, 2035, a pending U.S. patent application, and issued Canadian patent that is expected to expire March 25, 2035 (assuming that appropriate maintenance and governmental fees are paid). We do not have any additional material licenses to any technology or intellectual property rights.

As of the date hereof, we own or have rights to two pending U.S. trademark applications, 14 foreign trademark registrations, and three pending foreign trademark applications.

Government Regulation

FDA Regulation and Marketing Approval

In the U.S., the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act (“FDCA”), and biologics under the Public Health Service Act, the regulations promulgated under both laws and other federal, state, and local statutes and regulations. Failure to comply with the applicable U.S. regulatory requirements at any time during the product development process, approval process or after approval may subject an applicant to administrative or judicial sanctions and non-approval of product candidates. These sanctions could include, among other things, the imposition by the FDA of a clinical hold on trials, the FDA’s refusal to approve pending applications or related supplements, withdrawal of an approval, untitled or warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, restitution, disgorgement, civil penalties, or criminal prosecution. Such actions by government agencies could also require us to expend a large amount of resources to respond to the actions. Any agency or judicial enforcement action could have a material adverse effect on us.

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, approval, manufacture, distribution and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate R&D activities and the testing, manufacture, quality control, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, post-approval monitoring, advertising, promotion, sampling and import and export of our products. Rocket’s drugs must be approved by the FDA as biologics through the BLA approval process applicable to gene therapy product candidates, before they may be legally marketed in the U.S.

Within the FDA, the FDA’s Center for Biologics Evaluation and Research (“CBER”) regulates gene therapy products and has published guidance documents with respect to the development these types of products. The FDA also has published guidance documents related to, among other things, gene therapy products in general, their preclinical assessment, observing subjects involved in gene therapy studies for delayed adverse events, potency testing, and chemistry, manufacturing and control information in gene therapy INDs.

The process required by the FDA before a biologic may be marketed in the United States generally involves the following:

•
completion of non-clinical laboratory tests, animal studies and formulation studies conducted according to Good Laboratory Practice (“GLP”), or other applicable regulations;
•
submission of an IND, which allows clinical trials to begin unless FDA objects within 30 days;
•
performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug or biologic for its intended use or uses conducted in accordance with FDA regulations and Good Clinical Practices (“GCP”), which are international ethical and scientific quality standards meant to ensure that the rights, safety and well-being of trial participants are protected, and that the integrity of the data is maintained;
•
preparation and submission to the FDA of a BLA;
•
submission of a user fee for FDA review of the BLA;
•
review of the product by an FDA advisory committee, where appropriate or if applicable;
•
satisfactory completion of pre-approval inspection of manufacturing facilities and clinical trial sites at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practice (“cGMP”) requirements, and if applicable, the FDA’s current Good Tissue Practice (“cGTP”) requirements, and of selected clinical trial sites to assess compliance with GCP requirements; and
•
FDA approval of a BLA which must occur before a biologic can be marketed or sold.

Preclinical Studies

Preclinical studies include laboratory evaluation of the purity and stability of the manufactured drug substance or active pharmaceutical ingredient and the formulated drug or drug product, as well as in vitro and animal studies to assess the safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, are submitted to the FDA as part of an IND.

Companies usually must complete some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the drug in commercial quantities in accordance with (“cGMP”) requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality, and purity of the final drug product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

IND and Clinical Trials

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements. Clinical trials are conducted under written study protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Prior to commencing the first clinical trial, an initial IND, which contains the results of preclinical testing along with other information, such as information about product chemistry, manufacturing and controls and a proposed protocol, must be submitted to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA unless the FDA within the 30-day time period raises concerns or questions about the drug product or the conduct of the clinical trial and imposes a clinical hold. A clinical hold may also be imposed at any time while the IND is in effect. In such a case, the IND sponsor must resolve any outstanding concerns with the FDA before the clinical trial may begin or re-commence. Accordingly, submission of an IND may or may not result in the FDA allowing clinical trials to commence or continue.

In addition to the submission of an IND to the FDA before initiation of a clinical trial in the United States, certain human clinical trials involving recombinant or synthetic nucleic acid molecules are subject to oversight of institutional biosafety committees(“IBC’s”), as set forth in the National Institutes for Health(“NIH”), Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or NIH Guidelines. Under the NIH Guidelines, recombinant and synthetic nucleic acids are defined as: (i) molecules that are constructed by joining nucleic acid molecules and that can replicate in a living cell (i.e., recombinant nucleic acids); (ii) nucleic acid molecules that are chemically or by other means synthesized or amplified, including those that are chemically or otherwise modified but can base pair with naturally occurring nucleic acid molecules (i.e., synthetic nucleic acids); or (iii) molecules that result from the replication of those described in (i) or (ii). Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.

A sponsor who wishes to conduct a clinical trial outside the U.S. may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of a BLA or IND so long as the clinical trial is conducted in compliance with GCP, and the FDA is able to validate the data from the study through an onsite inspection if the agency deems it necessary.

A separate submission to the existing IND must be made for each successive clinical trial to be conducted during product development. Further, an independent Institutional Review Board (“IRB”) for each site at which the clinical trial will be conducted must review and approve the clinical trial before it commences at that site. Informed written consent must also be obtained from each trial subject. Regulatory authorities, including the FDA, or IRB, or the sponsor, may suspend or terminate a clinical trial at any time on various grounds, including a finding that the participants are being exposed to an unacceptable health risk or that the clinical trial is not being conducted in accordance with FDA requirements. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization as to whether or not a trial may move forward at designated check points based on access to certain data from the trial and may recommend halting the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy.

Human clinical trials for BLA approval typically involve a three-phase process, although some phases may overlap or be combined. Phase 1, the initial clinical evaluations, consists of administering the drug and testing for safety and tolerated dosages and in some indications such as rare disease, as preliminary evidence of efficacy in humans. Phase 2 involves a study to evaluate the effectiveness of the drug for a particular indication and to determine optimal dosage and dose interval and to identify possible adverse side effects and risks in a larger patient group. When a product is found safe, and initial efficacy is established in Phase 2, it is then evaluated in Phase 3 clinical trials. Phase 3 trials consist of expanded multi-location testing for efficacy and safety to evaluate the overall benefit-to-risk index of the investigational drug in relationship to the disease treated. The results of preclinical and human clinical testing are submitted to the FDA in the form of a BLA for approval to commence commercial sales.

All clinical trials must be conducted in accordance with FDA regulations, GCP requirements and their protocols in order for the data to be considered reliable for regulatory purposes. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Government regulation may delay or prevent marketing of product candidates or new drugs for a considerable period of time and impose costly procedures upon our activities.

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA-regulated products, including drugs, are required to register and disclose certain clinical trial information. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved up to a maximum of two years. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

The BLA Approval Process

In order to obtain approval to market a drug in the U.S., a marketing application must be submitted to the FDA that provides data establishing to the FDA’s satisfaction the safety and effectiveness of the investigational drug for the proposed indication. The application includes all relevant data available from pertinent non-clinical or preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators that meet GCP requirements.

During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the End-of-Phase 1 or 2, and before a BLA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice and for the sponsor and the FDA to reach agreement on the next phase of development.

The results of product development, non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of a BLA requesting approval to market the product for its intended indication. The FDA reviews all BLAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. It may request additional information rather than accept a BLA for filing. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. The FDA has 60 days from its receipt of a BLA to conduct an initial review to determine whether the application will be accepted for filing based on the agency’s threshold determination that the application is sufficiently complete to permit substantive review. The FDA reviews a BLA to determine, among other things, whether the proposed product is safe and potent, or effective, for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA has agreed to specific performance goals on the review of BLA’s. Specifically, FDA under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, as amended, the FDA has 10 months, from the filing date, in which to complete its initial review of an original BLA and respond to the applicant, and six months from the filing date of an original BLA designated for priority review. The review process may be extended by the FDA for three additional months to consider certain late-submitted information or information intended to clarify information already provided in the submission. After the FDA completes its substantive review of a BLA, it will communicate to the sponsor that the drug will either be approved, or it will issue a complete response letter to communicate that the BLA will not be approved in its current form and inform the sponsor of changes that must be made or additional clinical, non-clinical or manufacturing data that must be received before the application can be approved, with no implication regarding the ultimate approvability of the application or the timing of any such approval, if ever. If or when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the BLA, the FDA may issue an approval letter. FDA has committed to reviewing such resubmissions in two to six months depending on the type of information included. The FDA may refer applications for novel drug products or drug products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation, and a recommendation as to whether the application should be approved and, if so, under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving a BLA, the FDA typically will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA may inspect one or more clinical sites to assure compliance with GCP. For a gene therapy product, the FDA also will not approve the product if the manufacturer is not in compliance with the cGTPs. These are FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues, and cellular and tissue-based products, or HCT/Ps, which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the +cGTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through appropriate screening and testing. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it typically will outline the deficiencies and often will request additional testing or information. This may significantly delay further review of the application. If the FDA finds that a clinical site did not conduct the clinical trial in accordance with GCP, the FDA may determine the data generated by the clinical site should be excluded from the primary efficacy analyses provided in the BLA. Additionally, notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

The FDA may require, or companies may pursue, additional clinical trials after a product is approved. These so-called Phase 4 or post-approval trials may be made a condition to be satisfied for continuing drug approval. The results of Phase 4 trials can confirm the effectiveness of a product candidate and can provide important safety information. In addition, the FDA has authority to require sponsors to conduct post-marketing trials to specifically address safety issues identified by the agency. See “Post-Marketing Requirements” below.

The FDA also has authority to require a Risk Evaluation and Mitigation Strategy (“REMS”), from manufacturers to ensure that the benefits of a drug outweigh its risks. A sponsor may also voluntarily propose a REMS as part of the BLA submission. The need for a REMS is determined as part of the review of the BLA. Based on statutory standards, elements of a REMS may include “Dear Doctor letters,” a medication guide, more elaborate targeted educational programs, and in some cases distribution and use restrictions, referred to as elements to assure safe use (“ETASU”). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. These elements are negotiated as part of the BLA approval, and in some cases the approval date may be delayed. Once adopted, REMS are subject to periodic assessment and modification.

Changes to some of the conditions established in an approved application, including changes in indications, labeling, manufacturing processes or facilities, require submission and FDA approval of a new BLA or BLA supplement before the change can be implemented. A BLA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing BLA supplements as it does in reviewing BLAs.

Even if a product candidate receives regulatory approval, the approval may be limited to specific disease states, patient populations and dosages, or might contain significant limitations on use in the form of warnings, precautions or contraindications, or in the form of onerous risk management plans, restrictions on distribution or use, or post-marketing trial requirements. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product, including safety labeling or imposition of a REMS, the requirement to conduct post-market studies or clinical trials or even complete withdrawal of the product from the market. Delay in obtaining, or failure to obtain, regulatory approval for our products, or obtaining approval but for significantly limited use, would harm our business. In addition, we cannot predict what adverse governmental regulations may arise from future U.S. or foreign governmental action.

The Hatch-Waxman Amendments

Under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments, a portion of a product’s U.S. patent term that was lost during clinical development and regulatory review by the FDA may be restored by returning up to five years of patent life for a patent that covers a new product or its use. This period is generally one-half the time between the effective date of an IND (falling after issuance of the patent) and the submission date of a BLA, plus the time between the submission date of a BLA and the approval of that application, provided that the sponsor acted with diligence. Patent term restorations, however, cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended and the extension must be applied for prior to expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.

Market Exclusivity

The Affordable Care Act, or ACA, signed into law on March 23, 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or the BPCIA, which created an abbreviated approval pathway for biological products shown to be similar to, or interchangeable with, an FDA-approved reference biological product. Bio similarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical trial or trials. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. However, complexities associated with the larger, and often more complex, structure of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation that are still being worked out by the FDA.

A reference biological product is granted four (4) and twelve (12) year exclusivity periods from the time of first licensure of the product. FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product, and FDA will not approve an application for a biosimilar or interchangeable product based on the reference biological product until twelve (12) years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was approved in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity, or potency. Therefore, one must determine whether a new product includes a modification to the structure of a previously approved product that results in a change in safety, purity, or potency to assess whether the licensure of the new product is a first licensure that triggers its own period of exclusivity. Whether a subsequent application, if approved, warrants exclusivity as the “first licensure” of a biological product is determined on a case-by-case basis with data submitted by the sponsor.

In addition, under the Orphan Drug Act, FDA may designate a biologic product as an “orphan drug” if it is intended to treat a rare disease or condition (generally meaning that it affects fewer than 200,000 individuals in the U.S., or more in cases in which there is no reasonable expectation that the cost of developing and making a biologic product available in the U.S. for treatment of the disease or condition will be recovered from sales of the product). Orphan product designation must be requested before submitting a BLA. After FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by FDA. Orphan product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product with orphan status receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, meaning that FDA may not approve any other applications to market the same drug or biologic product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or if the party holding the exclusivity fails to assure the availability of sufficient quantities of the drug to meet the needs of patients with the disease or condition for which the drug was designated. Competitors, however, may receive approval of different products for the same indication than that for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan medicinal product status in the EU has similar, but not identical, benefits.

Pediatric exclusivity is another type of non-patent marketing exclusivity in the U.S. and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent exclusivity. This six-month exclusivity may be granted if a BLA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data.

Rare Pediatric Disease Designation and Priority Review Vouchers

Under the FDCA, the FDA incentivizes the development of drugs and biological products that meet the definition of a “rare pediatric disease,” defined to mean a serious or life-threatening disease in which the serious of life-threatening manifestations primarily affect individuals aged from birth to 18 years and the disease affects fewer than 200,000 individuals in the United States or affects more than 200,000 in the United States and for which there is no reasonable expectation that the cost of developing and making in the United States a drug or biological product for such disease or condition will be received from sales in the United States of such drug or biological product. The sponsor of a product candidate for a rare pediatric disease may be eligible for a voucher that can be used to obtain a priority review for a subsequent human drug or biological product application after the date of approval of the rare pediatric disease drug or biological product, referred to as a priority review voucher (“PRV”). A sponsor may request rare pediatric disease designation from the FDA prior to the submission of its BLA. A rare pediatric disease designation does not guarantee that a sponsor will receive a PRV upon approval of its BLA. Moreover, a sponsor who chooses not to submit a rare pediatric disease designation request may nonetheless receive a PRV upon approval of their marketing application if they request such a voucher in their original marketing application and meet all of the eligibility criteria. If a PRV is received, it may be sold or transferred an unlimited number of times. Congress has extended the PRV program through September 30, 2024, with the potential for PRVs to be granted through September 30, 2026.

Expedited Development and Review Programs

FDA is authorized to expedite the review of BLAs in several ways. Under the Fast Track program, the sponsor of a biologic product candidate may request FDA to designate the product for a specific indication as a Fast Track product concurrent with or after the filing of the IND. Biologic products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. In addition to other benefits, such as the ability to have greater interactions with FDA, FDA may initiate review of sections of a Fast-Track BLA before the application is complete, a process known as rolling review.

Any product submitted to FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as regenerative medicine advanced therapy (“RMAT”) designation, priority review and accelerated approval. To qualify for RMAT designation, the product candidate must be a regenerative medicine therapy, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, except for those regulated solely under Section 361 of the Public Health Service Act and part 1271 of Title 21, Code of Federal Regulations; is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and preliminary clinical evidence indicates that the product has the potential to address unmet medical needs for such disease or condition. A gene therapy product may meet the definition of a regenerative medicine therapy for purposes of RMAT designation. A BLA for a product candidate that has received RMAT designation may be eligible for priority review or accelerated approval through use of surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites. Benefits of RMAT designation also include early interactions with FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A product candidate with RMAT designation that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence from clinical studies, patient registries, or other sources of real-world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval.

A product candidate including one that received Fast Track or RMAT designation is eligible for priority review if it treats a serious condition and, if approved, it would be a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention of a serious condition compared to available therapies. FDA aims to complete its review of priority review applications within six months as opposed to 10 months for standard review.

Additionally, a biologic product may be eligible for accelerated approval if it is designed to treat a serious or life-threatening disease or condition and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, FDA may require that a sponsor of a drug or biologic product candidate receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials intended for dissemination or publication within 120 days of marketing approval.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or the time period for FDA review or approval may not be shortened. Fast Track designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

Post-Marketing Requirements

Following approval of a new product, a pharmaceutical company and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and recordkeeping activities, reporting to the applicable regulatory authorities of adverse experiences with the product, providing the regulatory authorities with updated safety and efficacy information, product sampling and distribution requirements, and complying with promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting drugs for uses or in patient populations that are not described in the drug’s approved labeling, or off-label use, limitations on industry-sponsored scientific and educational activities and requirements for promotional activities involving the internet. Although physicians may, in their independent professional medical judgment, prescribe legally available drugs for off-label uses, manufacturers typically may not market or promote such off-label uses. Modifications or enhancements to the product or its labeling or changes of the site of manufacture are often subject to the approval of the FDA and other regulators, who may or may not grant approval or may include a lengthy review process.

Prescription drug advertising is subject to federal, state, and foreign regulations. In the U.S., the FDA regulates prescription drug promotion, including direct-to-consumer advertising. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. Any distribution of prescription drug products and pharmaceutical samples must comply with the U.S. Prescription Drug Marketing Act, a part of the FDCA.

In the U.S., once a product is approved, its manufacturing is subject to comprehensive and continuing regulation by the FDA. The FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMP. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Additionally, manufacturers and other parties involved in the supply chain for prescription drug products must also comply with product tracking and racing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the U.S. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. These regulations also impose certain organizational, procedural and documentation requirements with respect to manufacturing and quality assurance activities. BLA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. These firms and, where applicable, their suppliers are subject to inspections by the FDA at any time, and the discovery of violative conditions, including failure to conform to cGMP, could result in enforcement actions that interrupt the operation of any such product or may result in restrictions on a product, manufacturer, or holder of an approved BLA, including, among other things, recall or withdrawal of the product from the market. In addition, the manufacturer and/or holder of an approved BLA are subject to annual product and establishment fees. These fees are typically increased annually.

The FDA also may require post-marketing testing, also known as Phase 4 testing, to monitor the effects of an approved product or place conditions on an approval via a REMS that could restrict the distribution or use of the product. Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, untitled or warning letters from the FDA, mandated corrective advertising or communications with doctors, withdrawal of approval, and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

Coverage and Reimbursement

Sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payors, including government healthcare program administrative authorities, managed care organizations, private health insurers, and other entities. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all of part of the costs associated with their prescription drugs. Patients are unlikely to use our products unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost of our products. Therefore, our products, once approved, may not obtain market acceptance unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost of our products.

The process for determining whether a third-party payor will provide coverage for a drug product typically is separate from the process for setting the price of a drug product or for establishing the reimbursement rate that the payor will pay for the drug product once coverage is approved. Third-party payors may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a particular indication. A decision by a third-party payor not to cover our product candidates could reduce physician utilization of our products once approved. Moreover, a third-party payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Additionally, coverage and reimbursement for drug products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular drug product or service does not ensure that other payors will also provide coverage for the medical product or service or will provide coverage at an adequate reimbursement rate. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payor separately and will be a time-consuming process.

The containment of healthcare costs has become a priority of federal, state, and foreign governments, and the prices of drugs have been a focus in this effort. Third-party payors are increasingly challenging the prices charged for drug products and medical services, examining the medical necessity, and reviewing the cost effectiveness of drug products and medical services, in addition to questioning safety and efficacy. If these third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after FDA approval or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit.

The American Recovery and Reinvestment Act of 2009 provided funding for the federal government to compare the effectiveness of different treatments for the same illness. The plan for the research was published in 2012 by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures will be made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the research will have on the sales of our product candidates, if any such product or the condition that it is intended to treat is the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of our product candidates, once approved. If third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the EU do not follow price structures of the U.S. and generally tend to be significantly lower.

Anti-Kickback and False Claims Laws and Other Regulatory Matters

In the U.S., among other things, the research, manufacturing, distribution, sale and promotion of drug products and medical devices are potentially subject to regulation and enforcement by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare & Medicaid Services, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency, state Attorneys General and other state and local government agencies. Our current and future business activities, including for example, sales, marketing, and scientific/educational grant programs must comply with healthcare regulatory laws, as applicable, which may include the Federal Anti-Kickback Statute, the Federal False Claims Act, as amended, the privacy and security regulations promulgated under the Health Insurance Portability and Accountability Act (“HIPAA”), as amended, physician payment transparency laws, and similar state laws. Pricing and rebate programs must comply with the Medicaid Drug Rebate Program requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Veterans Health Care Act of 1992, as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage, and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The Federal Anti-Kickback Statute makes it illegal for any person or entity, including a prescription drug manufacturer (or a party acting on its behalf) to knowingly and willfully, directly or indirectly, in cash or in kind, solicit, receive, offer, or pay any remuneration that is intended to induce the referral of business, including the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of, any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. The Federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Additionally, the intent standard under the Federal Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act, as amended by the Health Care Education and Reconciliation Act (collectively, the “ACA”), to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the Federal False Claims Act. Violations of this law are punishable by up to five years in prison, criminal fines, administrative civil money penalties, and exclusion from participation in federal healthcare programs. In addition, many states have adopted laws similar to the Federal Anti-Kickback Statute. Some of these state prohibitions apply to the referral of patients for healthcare services reimbursed by any insurer, not just federal healthcare programs such as Medicare and Medicaid. Due to the breadth of these federal and state anti-kickback laws, and the potential for additional legal or regulatory change in this area, it is possible that our future business activities, including our sales and marketing practices and/or our future relationships with physicians and the medical community might be challenged under anti-kickback laws, which could harm us.

Federal false claims and false statement laws, including the civil False Claims Act, prohibits any person or entity from, among other things, knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent. Although we would not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. For example, pharmaceutical companies have been found liable under the Federal Civil False Claims Act in connection with their off-label promotion of drugs. Penalties for a civil False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the Federal False Claims Act is a civil statute, conduct that results in a False Claims Act violation may also implicate various federal criminal statutes. If the government were to allege that we were, or convict us of, violating these false claims laws, we could be subject to a substantial fine and may suffer a decline in our stock price. In addition, private individuals have the ability to bring actions under the Federal Civil False Claims Act and certain states have enacted laws modeled after the Federal False Claims Act.

Additionally, HIPAA created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

There are also an increasing number of state laws that require manufacturers to make reports to states on pricing and marketing information. Many of these laws contain ambiguities as to what is required to comply with the laws. For example, federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs. In addition, as discussed below, a similar federal requirement under the Physician Payments Sunshine Act, requires certain manufacturers to track and report to the federal government certain payments provided to physicians and teaching hospitals made in the previous calendar year, as well as certain ownership and investment interests held by physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and their immediate family members. These laws may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state and federal authorities. Effective January 1, 2022, these reporting obligations extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, including the Final Omnibus Rule published on January 25, 2013, imposes specified requirements relating to the privacy, security, and transmission of individually identifiable health information on certain types of individuals and organizations. In addition, certain state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other and from HIPAA in significant ways and may not have the same effect, thus complicating compliance efforts.

The failure to comply with regulatory requirements subjects us to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in significant criminal, civil and/or administrative penalties, damages, fines, disgorgement, exclusion from participation in federal healthcare programs, such as Medicare and Medicaid, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of product approvals, refusal to allow us to enter into supply contracts, including government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

We plan to develop a comprehensive compliance program that establishes internal controls to facilitate adherence to the law and program requirements to which we will or may become subject because we intend to commercialize products that could be reimbursed under a federal healthcare program and other governmental healthcare programs.

Changes in law or the interpretation of existing law could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products;

or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

Healthcare Legislative Reform

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research.

Since its enactment, there have been judicial, Congressional, and executive challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted.

•
In August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for deficit reduction of at least $1.2 trillion for the years 2013 through 2021. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030 unless Congress takes additional action. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional action is taken by Congress. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, as well as subsequent legislation, these reductions have been suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Then, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022.
•
In January 2013, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
•
On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.
•
On May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.
•
On May 23, 2019, CMS published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020.
•
On December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At a federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on August 6, 2021 CMS announced a proposed rule to rescind the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the FYs 2019 and 2018 reimbursement formula on specified covered outpatient drugs (“SCODs”). The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, most recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), but was denied on October 16, 2020. Plaintiffs-appellees filed a petition for a writ of certiorari at the Supreme Court on February 10, 2021. On Friday July 2, 2021, the Supreme Court granted the petition. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective, Congress has indicated that it may continue to seek new legislative and/or administrative measures to control drug costs.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that the healthcare reform measures that have been adopted and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private third-party payors.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal, and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

European Union Drug Review and Approval

Clinical Trial Approval

In the EU, an applicant for authorization of a clinical trial must obtain prior approval from the national competent authority of the EU Member States in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific study site after the relevant independent ethics committee has issued a favorable opinion. In April 2014, the EU adopted the new Clinical Trials Regulation (EU) No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022. It overhauls the system of approvals for clinical trials in the EU. Specifically, the new legislation, which is directly applicable in all EU Member States (meaning that no national implementing legislation in each EU Member State is required), aims at simplifying and streamlining the approval of clinical trials in the EU. For instance, the new Clinical Trials Regulation provides for a streamlined application procedure via a single-entry point (instead of submitting applications separately to each national competent authority and ethics committee in the Member States in which the trial will be conducted) and strictly defined deadlines for the assessment of clinical trial applications. The Clinical Trials Regulation also makes it more efficient for EU Member States to evaluate and authorize applications together, via the Clinical Trials Information System. The transitory provisions of the new Clinical Trials Regulation offer sponsors the possibility to choose between the requirements of the previous Clinical Trials Directive and the Clinical Trials Regulation if the request for authorization of a clinical trial is submitted in the year after the new Clinical Trials Regulation became applicable. If the sponsor chooses to submit under the Clinical Trials Directive, the clinical trial continues to be governed by the Directive until three years after the new Clinical Trials Regulation became applicable. If a clinical trial continues for more than three years after the Clinical Trials Regulation became applicable, the Clinical Trials Regulation will at that time begin to apply to the clinical trial.

Marketing Authorization

In the European Union, medicinal products can only be commercialized after obtaining a marketing authorization. There are two types of marketing authorizations: (1) the centralized authorization, which is issued by the European Commission through the centralized procedure based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”), a body of the EMA, and which is valid throughout the entire territory of the European Economic Area, or EEA (comprising the EU Member States plus Norway, Iceland and Liechtenstein); and (2) national marketing authorizations, which is issued by the competent authorities of the Member States of the EU and only authorize marketing in that Member State’s national territory and not the EEA as a whole.

The centralized procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced therapy medicinal products (i.e., gene-therapy, somatic cell-therapy, and tissue-engineered medicines) and medicinal products containing a new active substance indicated for the treatment of HIV / AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune diseases and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific, or technical innovation or which are in the interest of public health. Gene therapy products are a type of advanced therapy medicinal product (“ATMP”) in the EU. The scientific evaluation of marketing authorization applications for ATMPs is primarily performed by a specialized scientific committee called the Committee for Advanced Therapies (“CAT”). The CAT prepares a draft opinion on the quality, safety, and efficacy of the ATMP which is the subject of the marketing authorization application, which is sent for final approval to the CHMP. The CHMP recommendation is then sent to the European Commission, which adopts a decision binding in all EEA Member States. The maximum timeframe for the evaluation of a marketing authorization application for an ATMP is 210 days from receipt of a valid application, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CAT and/or CHMP. Clock stops may extend the timeframe of evaluation of an application considerably beyond 210 days. Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the European Commission, who make the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the timeframe of 210 days for assessment will be reduced to 150 days (excluding clock stops), but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment. The development and evaluation of a gene therapy medicinal product must be considered in the context of the relevant EU guidelines, and the EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines.

National marketing authorizations are for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in a Member State of the EU, this marketing authorization can be recognized in another Member States through the mutual recognition procedure. If the product has not received a national marketing authorization in any Member State at the time of application, it can be approved simultaneously in various Member States through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the Member States in which an authorization is sought, one of which is selected by the applicant as the Reference Member State (“RMS”). If the RMS proposes to authorize the product, and the other Member States do not raise objections, the product is granted a national marketing authorization in all the Member States where the authorization was sought.

Under the above-described procedures, before granting the MAA, the EMA or the competent authorities of the Member States of the EU make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety, and efficacy.

Now that the UK (which comprises Great Britain and Northern Ireland) has left the EU, Great Britain will no longer be covered by centralized marketing authorizations (under the Northern Ireland Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland). All medicinal products with a current centralized marketing authorization were automatically converted to Great Britain marketing authorizations on January 1, 2021. For a period of two years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization. A separate application will, however, still be required.

Regulatory exclusivity

In the EU, innovative products authorized for marketing (i.e., reference products) may qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic or biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until ten years have elapsed from the initial authorization of the reference product. The ten-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if an innovative medicinal product gains the prescribed period of data exclusivity, however, another company may market another version of the product if such company obtained marketing authorization based on a marketing authorization application with a completely independent data package of pharmaceutical tests, preclinical tests, and clinical trials.

Orphan designation and exclusivity

The criteria for designating an orphan medicinal product in the EU, are similar in principle to those in the U.S. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as orphan if the following criteria are fulfilled: (i) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (ii) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify the necessary investment in its development; and (iii) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. The application for orphan designation must be submitted before the application for marketing authorization. The applicant will receive a fee reduction for the marketing authorization application if the orphan designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Otherwise, orphan medicine marketing exclusivity may be revoked only in very select cases, such as if:

•
a second applicant can establish that its product, although similar to the authorized product, is safer, more effective, or otherwise clinically superior;
•
the marketing authorization holder for the authorized product consents to a second orphan medicinal product application; or
•
the marketing authorization holder for the authorized product cannot supply enough orphan medicinal product.

The aforementioned EU rules are generally applicable in the EEA.

PRIME designation

In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines (PRIME), scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation, where the marketing authorization application will be made through the centralized procedure. Eligible products must target conditions for which where is an unmet medical need, i.e., there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicine will bring a major therapeutic advantage) and they must show potential to benefit patients with unmet medical needs based on early clinical data. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from the EMA’s CHMP or Committee for Advanced Therapies are appointed early in PRIME scheme facilitating increased understanding of the product at the EMA’s committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies. Where, during the course of development, a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.

Brexit and the Regulatory Framework in the United Kingdom

In June 2016, the electorate in the UK voted in favor of leaving the EU (commonly referred to as “Brexit”), and the UK formally left the EU on January 31, 2020. There was a transition period during which EU pharmaceutical laws continued to apply to the UK, which expired on December 31, 2020. However, the EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore largely aligns with current EU regulations, however it is possible that these regimes will diverge in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. For example, the UK has implemented the now repealed Clinical Trials Directive 2001/20/EC into national law through the Medicines for Human Use (Clinical Trials) Regulations 2004 (as amended). The extent to which the regulation of clinical trials in the UK will mirror the new Clinical Trials Regulation now that has come into effect is not yet known, however the Medicines and Healthcare products Regulatory Agency (“MHRA”), the UK medicines regulator, has opened a consultation on a set of proposals designed to improve and strengthen the UK clinical trials legislation. Such consultation is open until 14 March 2022.

The Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act, or the FCPA, prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

Additional Regulation

In addition to the foregoing, state and federal laws regarding environmental protection and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservancy and Recovery Act and the Toxic Substances Control Act, affect our business. These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in, and wastes generated by, our operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. We believe that we are in material compliance with applicable environmental laws and that continued compliance therewith will not have a material adverse effect on our business. We cannot predict, however, how changes in these laws may affect our future operations.

Other Regulations

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

Human Capital

As of March 4, 2022, we had 104 full-time employees and 1 part-time employee, 30 of whom have Ph.D. or M.D. degrees. Of these full-time employees, 82 employees are engaged in research and development activities and 23 are engaged in finance, business development and other general and administrative functions. None of our employees are represented by labor unions or covered by collective bargaining agreements, and we have not experienced any work stoppages. We consider our relations with our employees to be good.

We recognize that attracting, motivating and retaining talent at all levels is vital to our continued success. Our employees are a significant asset, and we aim to create an equitable, inclusive and empowering environment in which our employees can grow and advance their careers, with the overall goal of developing, expanding and retaining our workforce to support our current pipeline and future business goals. By focusing on employee retention and engagement, we also improve our ability to support our clinical trials, our pipeline, our platform technologies, business and operations, and also protect the long-term interests of our securityholders.

Our success also depends on our ability to attract, engage and retain a diverse group of employees. Our efforts to recruit and retain a diverse and passionate workforce include providing competitive compensation and benefits packages and ensuring we listen to our employees.

We value innovation, passion, data-driven decision making, persistence and honesty, and are building a diverse environment where our employees can thrive and be inspired to make exceptional contributions to bring novel and more effective therapies to cancer patients.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, motivating and integrating our existing and future employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through grants of stock-based compensation awards and payments of cash-based performance bonus awards, in order to increase stockholder value and the success of our company by motivating our employees to perform to the best of their abilities and achieve our objectives. We are committed to providing a competitive and comprehensive benefits package to our employees. Our benefits package provides a balance of protection along with the flexibility to meet the individual health and wellness needs of our employees. We plan to continue to refine our efforts related to optimizing our use of human capital as we grow, including improvements in the way we hire, develop, motivate and retain employees.

Facilities

Our facilities are located at two adjacent leased sites, both located at 830 Winter Street, Waltham, Massachusetts, 02451. The first site consists of 25,472 square feet of office and laboratory space and is primarily used for research, clinical, manufacturing, and corporate activities. Our lease expires September 30, 2024, with an option to extend three years. The second site consists of 14,447 square feet of office and laboratory space and is primarily used for preclinical and clinical research. Our lease on this facility expires on March 31, 2026.

On November 29, 2021, we entered into a lease agreement for an additional approximately 113,487 square feet of office and laboratory space located at 880 Winter Street, Waltham Massachusetts, 02451, which will serve as our headquarters. The term of the lease will commence on the earlier of the date we commence our business operations at the location or when all improvements to the facility are completed and necessary occupancy permits are obtained. The lease will have a term of approximately ten years and two months.

We believe that these facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.

Legal Proceedings

We are not currently a party to any material legal proceedings. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

Available Information

Our website address is https://www.tscan.com/. The information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we have filed or may file with the Securities and Exchange Commission, or SEC, and any reference to our website address is intended to be an inactive textual reference only. We will make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an Internet site, http://www.sec.gov, containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

In addition, we routinely post on the “Investors and Media” page of our website investor and scientific presentations, SEC filings, press releases, public conference calls and webcasts and other statements about our business and results of operations, some of which may contain information that may be deemed material to investors. Accordingly, investors should monitor these portions of our website, in addition to following our press releases, SEC filings, public conference calls and webcasts, as well as our social media channels (our Twitter and LinkedIn). This list of channels may be updated from time to time on our investor relations website and may include other social media channels than the ones described above. The contents of our website or these channels, or any other website that may be accessed from our website or these channels, shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended.

A copy of our Corporate Governance Guidelines, and Code of Conduct are posted on our website, https://www.tscan.com and are available in print to any person who requests copies by contacting us by calling (857) 399-9500 or by writing to TScan Therapeutics, Inc., 830 Winter Street, Waltham, Massachusetts 02451, Attention: Zoran Zdraveski.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report and in our final prospectus for our IPO. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition, liquidity, operating results, and prospects could be materially and adversely affected.

RISK FACTOR SUMMARY

Our business operations are subject to numerous risks that, if realized, could materially and adversely affect our business, financial condition, results of operations, and future growth prospects. These risks include, but are not limited to, the following:

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
•
Global economic uncertainty and financial market volatility caused by political instability, changes in international trade relationships and conflicts, such as the conflict between Russia and Ukraine, could make it more difficult for us to access financing and could adversely affect our business and operations.

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
•
Allogeneic hematopoietic stem cell transplantation is a high-risk procedure with curative potential that may result in complications or adverse events for patients in our clinical trials or for patients that use any of our product candidates, if approved.

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

We have incurred significant net losses in each period since our inception in April 2018. For the years ended December 31, 2019 and 2020, we reported net losses of $13.7 million and $26.1 million, respectively, and $15.8 million and $48.6 million for the three and twelve months ended December 31, 2021, respectively. As of December 31, 2021, we had an accumulated deficit of $92.2 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

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

As of December 31, 2021, we had $161.4 million in cash and cash equivalents. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into 2024. Accordingly, our existing cash and cash equivalents will not be sufficient for us to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources. We may also need to raise additional funds sooner if we choose to pursue additional indications for our product candidates or otherwise expand more rapidly than we presently anticipate.

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

Global economic uncertainty and financial market volatility caused by political instability, changes in international trade relationships and conflicts, such as the conflict between Russia and Ukraine, could make it more difficult for us to access financing and could adversely affect our business and operations.

Our ability to raise capital is subject to the risk of adverse changes in the market value of our stock. Periods of macroeconomic weakness or recession and heightened market volatility caused by adverse geopolitical developments could increase these risks, potentially resulting in adverse impacts on our ability to raise further capital on favorable terms. The impact of geopolitical tension, such as a deterioration in the bilateral relationship between the US and China or an escalation in conflict between Russia and Ukraine, including any resulting sanctions, export controls or other restrictive actions that may be imposed by the US and/or other countries against governmental or other entities in, for example, Russia, also could lead to disruption, instability and volatility in global trade patterns, which may in turn impact our ability to source necessary reagents, raw materials and other inputs for our research and development operations.

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

Our business is highly dependent on our current product candidates and we must complete IND-enabling studies and clinical testing before we can seek regulatory approval and begin commercialization of any of our product candidates.

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

Allogeneic hematopoietic stem cell transplantation is a high-risk procedure with curative potential that may result in complications or adverse events for patients in our clinical trials or for patients that use any of our product candidates, if approved.

Stem cell transplantation can cure patients across multiple diseases, but its use carries with it risks of toxicity, serious adverse events and death. Because many of our therapies are used to prepare or treat patients undergoing allogeneic hematopoietic stem cell transplantation, patients in our clinical trials or patients that use any of our product candidates may be subject to many of the risks that are currently inherent to this procedure. In particular, stem cell transplant involves certain known potential post-procedure complications that may manifest several weeks or months after a transplant and which may be more common in certain patient populations. For example, autoimmune cytopenia is a known and severe frequent complication of the transplant procedure in certain patients, that can result in death. If these or other serious adverse events, undesirable side effects, or unexpected characteristics are identified during the development of any of our product candidates, we may need to limit, delay or abandon our further clinical development of those product candidates, even if such events, effects or characteristics were the result of stem cell transplant or related procedures generally, and not directly or specifically caused or exacerbated by our product candidates. All serious adverse events or unexpected side effects are continually monitored per the clinical trial’s approved protocol. If serious adverse events are determined to be directly or specifically caused or exacerbated by our product candidates, we would follow the trial protocol’s requirements, which call for our data safety monitoring committee to review all available clinical data in making a recommendation regarding the trial’s continuation.

We may not be able to file INDs or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

We submitted INDs for TSC-100 and TSC-101 in the fourth quarter of 2021 and expect to submit IND applications for at least two of our four solid tumor TCR-T therapy candidates in the second half of 2022, with the remaining expected to be filed in 2023. However, we may not be able to file such INDs on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs.

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

Our collaboration agreements may grant our collaborators exclusive rights under certain of our intellectual property, and may therefore preclude us from entering into collaborations with others relating to the same or similar compounds, therapeutic targets, indications or diseases. For example, our existing Collaboration and License Agreement with Novartis Institutes for BioMedical Research, Inc. (Novartis) grants Novartis options to obtain exclusive, worldwide licenses to certain target antigens identified in performance of such agreement and corresponding T-cell receptors for such target antigens. In addition, our collaboration agreements may place restrictions or additional obligations on our ability to license additional compounds in different indications, targets, diseases or geographical locations. If we fail to comply with or breach any provision of a collaboration agreement, a collaborator may have the right to terminate, in whole or in part, such agreement or to seek damages. Many of our collaborators also have the right to terminate the collaboration agreement for convenience. For example, Novartis may terminate its Collaboration and License Agreement with us at any time for any or no reason upon 90 days’ notice. If a collaboration agreement is terminated, in whole or in part, we may be unable to continue the development and commercialization of the applicable product candidates, and even if we are able to do so, such efforts may be delayed and result in additional costs.

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

As of March 4, 2022, we had 104 full-time employees and 1 part-time employee. As our development and commercialization plans and strategies develop, and as we continue operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. Shares held by directors, executive officers and their affiliates will be subject to volume limitations or other restrictions under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, and various vesting agreements.

Certain of our stockholders have rights, subject to some conditions above, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We also have registered shares of common stock that we have issued and may issue under our employee equity incentive plans. Once we register these shares, they will be able to be sold freely in the public market upon issuance, subject to existing market standoff or lock-up agreements.

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

As of March 4, 2021 our executive officers, directors, and entities affiliated with such persons beneficially owned, in the aggregate, approximately 15% of our outstanding voting stock and approximately 29% of our outstanding common stock. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders, oppose them. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you or other stockholders may feel are in your or their best interest as one of our stockholders. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Item 1B. Unresolved Staff Comments.

Not Applicable

Item 2. Properties

We occupy approximately 25,472 square feet of office and laboratory space in Waltham, Massachusetts under a lease that expires in September 2024 and another 14,447 square feet of space under a sublease that will expire in March 2026. In addition, the Company has entered a lease agreement for 113,487 square feet of space, of which the commencement date is anticipated in November 2022 with an expiration date in December 2032.

Item 3. Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been publicly traded on The Nasdaq Global Market under the symbol “TCRX” since July 16, 2021. Prior to that time, there was no public market for our common stock.

Holders

As of March 4, 2022, there were over 100 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividends

We have not declared or paid any cash dividends on our capital stock since our inception. We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends to holders of common stock in the foreseeable future.

Securities authorized for issuance under equity compensation plans

Information about our equity compensation plans is incorporated herein by reference to Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report on Form 10-K

Recent Sale of Unregistered Equity Securities

Not Applicable

Use of Proceeds

In July 2021, our Registration Statement on Form S-1 (No. 333-225491) was declared effective by the SEC pursuant to which we issued and sold an aggregate of 6,666,667 shares of voting common stock at a public offering price of $15.00 per share for aggregate net cash proceeds of $89.6 million, after deducting $7.0 million underwriting discounts and commissions, and $3.4 million in offering costs borne by us. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. The sale and issuance of 6,666,667 shares closed on July 20, 2021. Morgan Stanley & Co. LLC, Jefferies LLC, Cowen and Company LLC and Barclays Capital Inc. acted as joint book-running managers for the offering. There has been no material change in the planned use of proceeds from our initial public offering from that described in the Prospectus.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing at the end of this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biopharmaceutical company focused on developing a robust pipeline of T cell receptor-engineered T cell, or TCR-T, therapies for the treatment of patients with cancer. Our approach is based on the central premise that we can learn from patients who are winning their fight against cancer in order to treat those who are not. Using one of our proprietary platform technologies, TargetScan, we analyze the T cells of cancer patients with exceptional responses to immunotherapy to discover how the immune system naturally recognizes and eliminates tumor cells in these patients. This allows us to precisely identify the targets of T cell receptors, or TCRs, that are driving these exceptional responses. We aim to use these anti-cancer TCRs to treat patients with cancer by genetically engineering their own T cells to recognize and eliminate their cancer. In addition to discovering TCR-T therapies against novel targets, we are using our ReceptorScan technology to further diversify our portfolio of therapeutic TCRs with TCR-T therapies against known targets. We reduce the risk and enhance the safety profile of these therapeutic TCRs by screening them using SafetyScan to identify potential off-targets of a TCR and eliminate those TCR candidates that cross-react with proteins expressed at high levels in critical organs.

We believe this three-pronged approach will enable us to discover and develop a wide array of potential treatment options for patients with cancer.

We are advancing a robust pipeline of TCR-T therapy candidates for the treatment of patients with hematologic and solid tumor malignancies. Our lead liquid tumor product candidates, TSC-100 and TSC-101, are in development for the treatment of patients with hematologic malignancies to eliminate residual leukemia and prevent relapse following hematopoietic stem cell transplantation, or HCT. TSC-100 and TSC-101 target HA-1 and HA-2 antigens, respectively, which are well-recognized TCR targets that were identified in patients with exceptional responses to HCT-associated immunotherapy. We submitted Investigational New Drug, or IND, applications with the U.S. Food and Drug Administration, or FDA, for each of TSC-100 and TSC-101 in the fourth quarter of 2021. The FDA has cleared the IND for TSC-100 while the IND for TSC-101 remains on clinical hold pending additional assessment of the potential for off-tumor reactivity in certain tissues. We plan to initiate the Phase 1 clinical study of TSC-100 in the first half of 2022. Pending clearance of the IND for TSC-101, we will initiate the TSC-101 arm of the trial. In addition, we are developing multiple TCR-T therapy candidates for the treatment of solid tumors. One of the key goals for our solid tumor program is to develop what we refer to as multiplexed TCR-T therapy. We are designing these multiplexed therapies to be a combination of up to three highly active TCRs that are customized for each patient and selected from our bank of therapeutic TCRs, which we refer to as ImmunoBank. We plan to populate the ImmunoBank with TCRs for multiple targets as well as multiple HLA types for each target, thus helping us to overcome the key solid tumor resistance mechanisms of target loss as well as HLA loss. We are currently advancing five solid tumor programs, with TSC-200 in IND-enabling activities, TSC-204 advancing to IND-enabling studies, and TSC-201, TSC-202, and TSC-203, in lead optimization, and expect to submit two IND applications for our solid tumor TCR-T therapy candidates in the second half of 2022, with additional IND applications expected to be submitted in 2023.

Since our inception in 2018, we have devoted our efforts to raising capital, obtaining financing, filing, prosecuting and maintaining intellectual property rights, organizing and staffing our company and incurring research and development costs related to the identification of novel targets for TCRs and development of TCR-T therapies to target and eliminate cancer cells. We do not have any therapies approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from sales of convertible preferred stock, proceeds from the initial public offering ("IPO") completed in July 2021 and revenue received under our collaboration agreement with Novartis Institutes for BioMedical Research, Inc., or Novartis. Through December 31, 2021, we have received net proceeds of $159.4 million from sales of our convertible preferred stock. We received $89.6 million in net proceeds (after deducting underwriting discounts, commissions and offering costs), from our IPO. Under the terms of our Collaboration and License Agreement with Novartis, we received a $20.0 million upfront payment and agreed to invest an estimated $10.0 million in research costs that will be reimbursed by Novartis over the research period of the agreement.

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

Initial Public Offering

On July 16, 2021, we completed our IPO in which we issued and sold 6,666,667 shares of our voting common stock at an initial public offering price of $15.00 per share, for aggregate gross proceeds of $100 million. Our shares are traded on The Nasdaq Global Market under the ticker symbol “TCRX.” We received $89.6 million in net proceeds from the IPO after deducting underwriting discounts and commissions, and offering costs borne by us. Upon closing of the IPO, all of our outstanding shares of convertible preferred stock automatically converted into 15,616,272 shares of common stock (of which 5,143,134 shares are non-voting common stock).

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

The collaboration includes an upfront fee and research funding together totaling $30.0 million. We have the potential to receive up to $10.0 million per target, of which Novartis may select up to three, and potential milestone payments, contingent on clinical, regulatory and sales success. In addition to the milestones, Novartis will pay us royalties equal to a percentage in the mid-single-digits to low-teens on net sales for each therapy.

The Novartis Agreement is within the scope of ASC 606 under which we have identified a single performance obligation consisting of the research services, data reporting and participation in a joint steering committee. During the year ended December 31, 2021, we recognized $9.8 million of revenue associated with the Novartis Agreement, which includes recognition of the upfront payment and research funding. We expect to recognize the remaining arrangement consideration over the expected research term, which is not expected to exceed 3 years from the execution of the agreement.

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. We have incurred significantly increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company and anticipate this expenses to increase in 2022 as we complete a full year as a public company. In addition, if we obtain regulatory approval for a product candidate and do not enter into a third-party commercialization collaboration, we expect to incur significant expenses related to building a sales and marketing team to support sales, marketing and distribution activities.

Other Income

Other income consists primarily of interest earned on our cash and cash equivalents balances held in financial institutions.

Income Taxes

Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in any year or for our earned research and development tax credits, due to the uncertainty of realizing a benefit from those items. As of December 31, 2021, we had federal and state net operating loss carryforwards of $69.1 million and $66.9 million, respectively, which may be used to offset future taxable income, if any. These amounts expire at various dates through 2041. The federal net operating losses generated in and after 2018 can be carried forward indefinitely. As of December 31, 2021, we had federal and state tax credit carryforwards of $3.5 million and $2.3 million, respectively. These amounts expire at various dates through 2036. Due to the degree of uncertainty related to the ultimate use of the deferred tax assets, we have fully reserved these tax benefits, as the determination of the realization of the deferred tax benefits was not determined to be more likely than not.

Results of Operations

Years ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020	Change
Revenue
Collaboration and license revenue	$10,141	$1,085	$9,056
Operating expenses:
Research and development	44,954	20,577	24,377
General and administrative	13,828	6,741	7,087
Total operating expenses	58,782	27,318	31,464
Loss from operations	(48,641)	(26,233)	(22,408)
Other income:
Interest income	16	106	(90)
Net loss	$(48,625)	$(26,127)	$(22,498)

Revenue

We had $10.1 million revenue for the year ended December 31, 2021 and $1.1 million revenue for the year ended December 31, 2020. The increase was related to the recognition of revenue associated with the Novartis Agreement, which has an expected term that ends no later than March 2023. The revenue generated from the Novartis Agreement has increased for the year ended December 31, 2021 as compared to December 31, 2020 as a result of the timing of research activities, which commenced in September 2020. As of December 31, 2021, the Company had current and long-term deferred revenue of $11.4 million and $1.5 million, respectively. Revenue is anticipated to slightly increase through 2022.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020	Change
Preclinical studies	$23,915	$7,922	$15,993
Legal and professional fees	787	859	(72)
Personnel expenses (including stock-based compensation)	12,690	7,383	5,307
Facility-related and other	7,562	4,413	3,149
Total research and development expenses	$44,954	$20,577	$24,377

The increase in research and development expenses was primarily attributable to a $16.0 million increase in laboratory supplies, research material, and preclinical studies in order to support the IND submissions for TSC-100 and TSC-101. There was a $5.3 million increase in personnel expenses, including an increase of $0.6 million related to stock-based compensation expense, due to an increase in headcount from 45 to 77. Finally, there was a $3.1 million increase in facility-related expenses and other expenses due to the expansion of leased facilities as well as the increased depreciation related to purchases of laboratory equipment.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020	Change
Personnel expenses (including stock-based compensation)	$6,795	$2,525	$4,270
Legal and professional fees	2,814	2,827	(13)
Other expenses	4,219	1,389	2,830
Total general and administrative expenses	13,828	6,741	7,087

The increase in general and administrative expense was primarily due to a $4.3 million increase in personnel expenses, which includes an increase of $1.4 million related to stock-based compensation expense due to an increase in headcount from 12 to 21. In addition, there was an increase of $2.8 million in other expenses primarily related to increased costs due to public company D&O insurance, depreciation expense, recruiting, and market research.

Liquidity and Capital Resources `

Sources of Liquidity

We have not generated any revenue from product sales and have incurred net losses and negative cash flows from our operations. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Under the terms of the Novartis Agreement, we received an upfront payment of $20 million. Additionally, Novartis is obligated to reimburse us for costs incurred to perform the research and development activities of up to $10 million. To date, we have funded our operations primarily with proceeds from sales of equity securities, most recently, with proceeds from the sale of common stock in our IPO in July 2021. As of December 31, 2021, we had cash and cash equivalents of $161.4 million.

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

Adequate funding may not be available to us on acceptable terms or at all. Our potential inability to raise capital when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. If we are unable to raise additional funds as required, we may need to delay, reduce, or terminate some or all development programs and clinical trials. We may also be required to sell or license our rights to product candidates in certain territories or indications that we would otherwise prefer to develop and commercialize ourselves. If we are required to enter into collaborations and other arrangements to address our liquidity needs, we may have to give up certain rights that limit our ability to develop and commercialize our product candidates or may have other terms that are not favorable to us or our stockholders, which could materially and adversely affect our business and financial prospects. See Part 2, Item 1A. “Risk Factors” of this Annual Report for additional risks associated with our substantial capital requirements.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	Change
Net cash used in operating activities	$(48,677)	$(3,023)	$(45,654)
Net cash used in investing activities	(9,941)	(4,238)	(5,703)
Net cash provided by financing activities	189,668	288	189,380
Net increase (decrease) in cash, cash equivalents and restricted cash	$131,050	$(6,973)	$138,023

Operating Activities

During the year ended December 31, 2021, net cash used in operating activities of $48.7 million was primarily driven by:

•
our net loss of $48.6 million;
•
an increase in prepaid and other current assets of $2.6 million, and;
•
a decrease in deferred revenue of $6.5 million

These were partially offset by:

•
non-cash charges of $5.8 million related to depreciation expense and stock-based compensation, and;
•
an increase in accrued expenses and other current liabilities of $3.2 million.

During the year ended December 31, 2020, net cash used in operating activities of $3.0 million was primarily driven by:

•
our net loss of $26.1 million, and;
•
an increase in prepaid expenses and other current assets of $1.2 million

These were partially offset by:

•
non-cash charges of $1.7 million related to depreciation expense and stock-based compensation;
•
an increase in deferred revenue of $19.4 million, due the receipt of upfront payments related to the Novartis Collaboration;
•
an increase in accrued expenses of $1.5 million, and;
•
an increase in accounts payable and other current liabilities of $1.1 million

Investing Activities

During the years ended December 31, 2021 and 2020, net cash used in investing activities was $9.9 million and $4.2 million, respectively, primarily related to the purchases of laboratory equipment, leasehold improvements, and construction in progress.

Financing Activities

During the year ended December 31, 2021, net cash provided by financing activities was $189.7 million, consisting primarily of net proceeds of $99.7 million from our issuance of convertible preferred stock, $89.6 million from our IPO, and $0.3 million in net proceeds from the exercise of common stock options.

During the year ended December 31, 2020, net cash provided by financing activities was $0.3 million, consisting primarily of net proceeds from the exercise of common stock options.

Contractual Obligations

The following is a summary of our significant contractual obligations as of December 31, 2021 (in thousands):

	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Contractual Obligations:
Operating lease commitments (1)	$94,099	$2,075	$19,378	$17,289	$55,356
Total Contractual Obligations	$94,099	$2,075	$19,378	$17,289	$55,356

(1) Represents future minimum lease payments under our operating lease for 840 Winter Street in Waltham, Massachusetts and an additional space at 880 Winter Street Waltham, Massachusetts of which rent is anticipated to commence January 2023. The term is expected to expire December 2032.

We enter into contracts in the normal course of business with third-party CROs for clinical trials, preclinical studies, and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice and therefore we believe that our non-cancelable obligations under these agreements are not material, and they are not included in the table above.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Revenue recognition

To date, our revenues have consisted of consideration related to the Novartis Agreement. We adopted the provisions of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), or ASC 606, on January 1, 2018. In accordance with ASC 606, we recognize revenue when our customers obtain control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services.

To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, we perform the following five steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the assessment of the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as we satisfy each performance obligation.

As part of the accounting for arrangements under ASC 606, we must use significant judgment to determine the performance obligations based on the determination under step (ii) above. We also use judgment to determine whether milestones or other variable consideration, except for royalties and sales-based milestones, should be included in the transaction price as described below. We recognize revenue based on those amounts when, or as, the performance obligations under the contract are satisfied.

We utilize judgment to assess the nature of the performance obligation to determine whether the performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. The measure of progress, and the resulting periods over which revenue should be recognized, are subject to estimates by management and may change over the course of the arrangement, which are subject to review by the joint steering committee, or JSC. Such a change could have a material impact on the amount of revenue we record in future periods. We concluded that the transfer of control to the customer for the performance obligation occurs over the time period that the research and development services are provided by us. We recognize revenue for the performance obligation as those services are provided using an input method, based on the cumulative costs incurred compared to the total estimated costs expected to be incurred to satisfy the performance obligation. The cost-to-cost method is, in management’s judgment, the best measure of progress towards satisfying the performance condition.

At the inception of each arrangement that includes research, development or regulatory milestone payments, we evaluate whether the milestones are considered likely to be met and estimate the amount to be considered for inclusion in the transaction price using the most-likely-amount method. If it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur, the associated milestone value is included in the transaction price. For milestone payments due upon events that are not within our control, such as regulatory approvals, we are not able to assert that it is likely that the regulatory approval will be granted and that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur until those approvals are received. In making this assessment, we evaluate factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone. There is considerable judgment involved in determining whether it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur.

We reevaluate the transaction price and our total estimated costs expected to be incurred at the end of each reporting period and as uncertain events, such as changes to the expected timing and cost of certain research, development and manufacturing activities that we are responsible for, are resolved or other changes in circumstances occur. If necessary, we will adjust our estimate of the transaction price or our estimates of the total costs expected to be incurred. To date, we have not had any significant changes in our estimates.

Accrued research and development expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses. This process involves estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in the financial statements based on facts and circumstances known to us at that time. At each period end, we corroborate the accuracy of these estimates with the service providers and make adjustments, if necessary. Examples of estimated accrued research and development expenses include those related to fees paid to:

•
Vendors in connection with discovery and preclinical development activities;

•
CROs in connection with preclinical and clinical studies and testing; and
•
CMOs in connection with the process development and scale up activities and the production of materials.

We record the expense and accrual related to contract research and manufacturing based on our estimates of the services received and efforts expended considering a number of factors, including our knowledge of the progress towards completion of the research, development, and manufacturing activities; invoicing to date under contracts; communication from the contract research organizations, contract manufacturing organizations and other companies of any actual costs incurred during the period that have not yet been invoiced; and the costs included in the contracts and purchase orders. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

Stock-based compensation

We measure stock-based awards granted to employees and directors based on fair value on the date of the grant using the Black-Scholes option-pricing model for options. Compensation expense for those awards is recognized over the requisite service period, which is generally the vesting period of the respective award. We use the straight-line method to record the expense of awards with service-based vesting conditions. We use the graded-vesting method to record the expense of awards with both service-based and performance-based vesting conditions, commencing when achievement of the performance condition becomes probable.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield.

Prior to our IPO, there was no public market for our common stock, and consequently, the estimated fair value of our common stock was determined by our board of directors as of the date of each option grant, with input from management, considering third-party valuations of our common stock as well as our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent third-party valuation through the date of the grant. Since our IPO, we have determined the fair market value of our common stock using the closing price of our common stock as reported on the Nasdaq Global Select Market.

Recently Issued Accounting Pronouncements

We do not believe that any recently issued accounting pronouncements will materially impact our financial position and results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of December 31, 2021, we had cash, cash equivalents, and restricted cash of $166.4 million which were held in savings accounts at banking institutions and money market funds that invest in U.S. Government securities. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in market interest rates would not have a material effect on the fair market value of our cash balance or on our financial position or results of operations.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years and three months ended December 31, 2021 and 2020.

Item 8. Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. An index of those financial statements is found in Item 15, Exhibits and Financial Statement Schedules, of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Principal Executive Officer and Principal Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2022 Annual Meeting of Stockholders and is incorporated by reference.

We have adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees as required by Nasdaq governance rules and as defined by applicable SEC rules. Stockholders may locate a copy of our Code of Business Conduct and Ethics on our website at www.tscan.com.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC, with respect to our 2022 Annual Meeting of Stockholders and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC, with respect to our 2022 Annual Meeting of Stockholders and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC, with respect to our 2022 Annual Meeting of Stockholders and is incorporated by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC, with respect to our 2022 Annual Meeting of Stockholders and is incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

•
For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K, incorporated into this Item by reference.
•
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.
•
Exhibits:

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

4.1

Fourth Amended and Restated Investors’ Rights Agreement, dated January 15, 2021, by and among the Registrant and the other parties thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on S-1 filed with the Securities and Exchange Commission on April 23, 2021).

4.2

Registration Rights Agreement made as of January 15, 2021 by and between the Registrant and the other parties thereto (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on S-1 filed with the Securities and Exchange Commission on April 23, 2021).

4.3

Amended and Restated Nominating Agreement, dated April 22, 2021, by and among the Registrant, Baker Brothers Life Sciences, L.P. and 667, L.P. (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on S-1 filed with the Securities and Exchange Commission on April 23, 2021).

4.4*	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934, as amended.

10.1

Lease, by and between TScan Therapeutics, Inc. and BXP Waltham Woods LLC, dated November 29, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 2, 2021).

10.2

2018 Stock Option Plan, as amended and forms of agreements thereunder (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on S-1 filed with the Securities and Exchange Commission on April 23, 2021).

10.3

2021 Equity Incentive Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on S-1/A filed with the Securities and Exchange Commission on May 5, 2021).

10.4	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on S-1/A filed with the Securities and Exchange Commission on April 30, 2021).

10.5

Amended and Restated Exclusive Patent License Agreement by and between the Registrant and The Brigham and Women’s Hospital, Inc. dated April 20, 2021 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on S-1 filed with the Securities and Exchange Commission on April 23, 2021).

10.6

Lease by and between PPF OFF 828-830 Winter Street LLC and the Registrant, dated August 13, 2019 (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on S-1 filed with the Securities and Exchange Commission on April 23, 2021).

10.7

Option & Exclusive License Agreement by and between the Registrant and QIAGEN Sciences LLC, dated as of November 5, 2020 (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on S-1 filed with the Securities and Exchange Commission on April 23, 2021).

10.8

Collaboration and License Agreement by and between the Registrant and Novartis Institutes for Biomedical Research, dated as of March 27, 2020 (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on S-1 filed with the Securities and Exchange Commission on April 23, 2021).

10.9

Non-Exclusive License Agreement by and between the Registrant and Provincial Health Services Authority, dated as of October 15, 2020 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on S-1 filed with the Securities and Exchange Commission on April 23, 2021).

10.10

Amended and Restated Royalty Agreement, dated as of June 12, 2018 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on S-1 filed with the Securities and Exchange Commission on April 23, 2021).

10.11

Employment Agreement, dated April 23, 2021, by and between the Registrant and David Southwell (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on S-1 filed with the Securities and Exchange Commission on April 23, 2021).

10.12

Employment Agreement, dated April 23, 2021, by and between the Registrant and Gavin MacBeath, Ph.D. incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on S-1 filed with the Securities and Exchange Commission on April 23, 2021).

10.13

Employment Agreement, dated April 23, 2021, by and between the Registrant and William Desmarais (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on S-1 filed with the Securities and Exchange Commission on April 23, 2021).

10.14

Form of Management Cash Incentive Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on S-1 filed with the Securities and Exchange Commission on April 23, 2021).

10.15

Employment Agreement, dated May 4, 2021, by and between the Registrant and Brian Silver (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on S-1/A filed with the Securities and Exchange Commission on May 5, 2021).

10.16

Employment Agreement, dated July 28, 2021, by and between the Registrant and Zoran Zdraveski (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2021).

10.17

Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on April 23, 2021).

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TScan Therapeutics, Inc.

Date: March 9, 2022	By:	/s/ David Southwell
David Southwell
President and Chief Executive Officer

Each person whose individual signature appears below hereby authorizes and appoints David Southwell and Brian Silver, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on March 9, 2022.

Signature	Title	Date
/s/ David Southwell	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2022
David Southwell
/s/ Brian Silver	Chief Financial Officer	March 9, 2022
Brian Silver, J.D.	(Principal Financial and Accounting Officer)
/s/ Stephen Biggar	Director	March 9, 2022
Stephen Biggar, M.D., Ph.D.
/s/ Ittai Harel	Director	March 9, 2022
Ittai Harel
/s/ Timothy Barberich	Director	March 9, 2022
Timothy Barberich
/s/ Gabriela Gruia	Director	March 9, 2022
Gabriela Gruia, M.D.
/s/ Katina Dorton	Director	March 9, 2022
Katina Dorton, J.D., M.B.A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of TScan Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TScan Therapeutics, Inc. and its subsidiary (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows, for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulation of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Boston, Massachusetts March 9, 2022

We have served as the Company’s auditor since 2020.

TScan Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$161,405	$34,791
Prepaid expenses and other current assets	4,249	1,654
Total current assets	165,654	36,445
Property and equipment, net	11,765	5,659
Right-of-use assets	5,491	6,873
Restricted cash	5,031	595
Long-term deposit	166	166
Total assets	$188,107	$49,738
Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$1,765	$2,910
Accrued expenses and other current liabilities	6,517	2,494
Operating lease liability, current portion	1,651	1,415
Deferred revenue, current portion	11,410	10,627
Total current liabilities	21,343	17,446
Deferred revenue, net of current portion	1,497	8,816
Operating lease liability, net of current portion	4,392	6,019
Other long term liabilities	97	238
Total liabilities	27,329	32,519
Commitments and contingencies (Note 10)
Convertible preferred stock (Note 6)	-	59,681
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 and 7,063,112 shares authorized; no shares issued and outstanding at December 31, 2021 and 2020, respectively	-	-
Voting common stock, $0.0001 par value; 300,000,000 and 165,210,543 shares authorized; 18,881,333 and 1,574,138 shares issued; and 18,764,463 and 1,135,858 shares outstanding at December 31, 2021 and 2020, respectively	2	1
Non-voting common stock, $0.0001 par value; 10,000,000 and 0 shares authorized; 5,143,134 and 0 shares issued; and 5,143,134 and 0 shares outstanding at December 31, 2021 and 2020, respectively	1	-
Additional paid-in capital	252,933	1,070
Accumulated deficit	(92,158)	(43,533)
Total stockholders' equity (deficit)	160,778	(42,462)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$188,107	$49,738

The accompanying notes are an integral part of these consolidated financial statements

TScan Therapeutics, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Revenue
Collaboration and license revenue	$10,141	$1,085
Operating expenses:
Research and development	44,954	20,577
General and administrative	13,828	6,741
Total operating expenses	58,782	27,318
Loss from operations	(48,641)	(26,233)
Other income:
Interest and other income (loss), net	16	106
Net loss	$(48,625)	$(26,127)
Net loss per share, basic and diluted	$(4.17)	$(28.52)
Weighted average common shares outstanding—basic and diluted	11,662,672	916,014

The accompanying notes are an integral part of these consolidated financial statements

TScan Therapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data and issuance costs)

							Additional		Total
	Convertible Preferred Stock		Voting Common Stock		Non-voting Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at January 1, 2020	7,063,104	$59,681	642,903	$-	-	$-	$268	$(17,406)	$(17,138)
Exercise of stock options	-	-	142,349	1	-	-	287	-	288
Vesting of restricted common stock	-	-	350,606	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	515	-	515
Net loss	-	-	-	-	-	-	-	(26,127)	(26,127)
Balances at December 31, 2020	7,063,104	59,681	1,135,858	1	-	-	1,070	(43,533)	(42,462)
Issuance of Series C convertible preferred stock (net of issuance costs of $270 thousand)	8,553,168	99,730	-	-	-	-	-	-	-
Issuance of common stock (net of issuance costs of $10.4 million)	-	-	6,666,667	1	-	-	89,645	-	89,646
Conversion of convertible preferred stock to common stock and non-voting common stock upon closing of initial public offering	(15,616,272)	(159,411)	10,473,138	-	5,143,134	1	159,411	-	159,412
Exercise of stock options	-	-	167,390	-	-	-	291	-	291
Vesting of restricted common stock	-	-	321,410	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	2,516	-	2,516
Net loss	-	-	-	-	-	-	-	(48,625)	(48,625)
Balances at December 31, 2021	-	$-	18,764,463	$2	5,143,134	$1	$252,933	$(92,158)	$160,778

The accompanying notes are an integral part of these consolidated financial statements

TScan Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(48,625)	$(26,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,328	1,230
Stock-based compensation	2,516	515
Loss of sale of property and equipment	-	2
Changes in current assets and liabilities:
Prepaid expenses and other assets	(2,595)	(1,205)
Right-of-use assets and lease liabilities, net	(9)	442
Accounts payable	10	1,127
Accrued expense and other liabilities	3,234	1,550
Deferred revenue	(6,536)	19,443
Net cash used in operating activities	(48,677)	(3,023)
Cash flows from investing activities:
Purchases of property and equipment	(9,941)	(4,238)
Net cash used in investing activities	(9,941)	(4,238)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	99,730	-
Proceeds from exercise of stock options	291	288
Proceeds from initial public offering, net of issuance costs	89,647	-
Net cash provided by financing activities	189,668	288
Net increase (decrease) in cash, cash equivalents and restricted cash	131,050	(6,973)
Cash, cash equivalents, and restricted cash - beginning of year	35,386	42,359
Cash, cash equivalents, and restricted cash - end of year	$166,436	$35,386
Summary of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:
Cash and cash equivalents	161,405	34,791
Restricted cash	5,031	595
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$166,436	$35,386
Supplemental cash flow information:
Purchase of property and equipment in accounts payable and accrued liabilities	$828	$1,335
Conversion of convertible preferred stock to common stock upon closing of initial public offering	$159,411	$-
Right-of-use-assets obtained in exchange for operating lease liabilities	$-	$3,199

The accompanying notes are an integral part of these consolidated financial statements

TSCAN THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Nature of Business

TScan Therapeutics, Inc. (the Company) is a biotechnology company that was incorporated in Delaware on April 17, 2018, and has a principal place of business in Waltham, Massachusetts. The Company is a biopharmaceutical company focused on developing a pipeline of T cell receptor-engineered T cell (TCR-T) therapies for the treatment of patients with cancer.

Initial Public Offering

In July 2021, the Company completed an initial public offering ("IPO") in which the Company issued and sold 6,666,667 shares of its voting common stock at a public offering price of $15.00 per share, for aggregate gross proceeds of $100 million and its shares started trading on the Nasdaq Global Market under the ticker symbol “TCRX.” The Company received $89.6 million in net proceeds after deducting $7.0 million in underwriting discounts and commissions, and $3.4 million in offering costs borne by the Company. Upon closing of the IPO, all of the Company's outstanding shares of convertible preferred stock automatically converted into 15,616,272 shares of common stock (of which 5,143,134 shares are non-voting common stock).

In connection with the closing of IPO, the Company amended and restated in its entirety its certificate of incorporation to, among other things: (i) authorize 300,000,000 shares of voting common stock; (ii) authorize 10,000,000 shares of non-voting common stock; (iii) eliminate all references to the previously existing series of preferred stock; and (iv) authorize 10,000,000 shares of preferred stock that may be issued from time to time by the Board in one or more series.

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

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from sales of convertible preferred stock, the IPO completed in July 2021 and with payments received under its license and collaboration agreements. Since its inception, the Company has incurred recurring losses, including net losses of $48.6 million and $26.1 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company had an accumulated deficit of $92.2 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash and cash equivalents as of December 31, 2021 will be sufficient to fund the Company’s operations for at least the next twelve months from the date of the issuance of the financial statements.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements reflect the operations of the Company and the Company’s wholly owned subsidiary, TScan Securities Corporation. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America ("US GAAP"). Any reference in these notes to applicable guidance is meant to refer to the authoritative US GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. The Company bases its estimates on historical experience, known trends and other market-specific or relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Actual results may differ from those estimates or assumptions.

Cash and Cash Equivalents

Cash includes cash in readily available checking and money market accounts. Cash equivalents include all highly liquid investments maturing within 90 days from the date of purchase. The cash equivalents consisted of money market funds.

Restricted Cash

In connection with the Company’s facility lease agreements, the Company is required to provide a letter of credit of $0.6 million and $4.4 million for the benefit of the landlords to serve as security deposits. As of December 31, 2021 and 2020, the cash securing the letter of credit was classified as restricted cash (non-current) on the consolidated balance sheets.

Concentrations of Credit Risk

Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company’s cash deposits on hand at any one financial institution often exceed federally insured limits. The Company places its cash in financial institutions that management believes to be of high credit quality. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets as follows:

Estimated useful life
Laboratory equipment	3 — 5 years
Furniture and fixtures	3 — 5 years
Office and computer equipment	3 — 5 years
Leasehold improvements	Shorter of the asset’s estimated useful life or the remaining lease term

Major additions and betterments are capitalized; expenditures for repairs and maintenance, which do not improve or extend the life of the respective assets, are charged to operating expense as incurred. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in loss from operations.

Impairment of Long-Lived Assets

Long-lived assets to be held and used, including property and equipment, are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. Evaluation of the recoverability of the asset or asset group is based on an estimate of undiscounted future cash flows resulting from the use of the asset or asset group and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset or asset group, an impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value. The Company did not record any impairment losses on long-lived assets during the periods presented.

Fair Value Measurements

Certain assets and liabilities are carried at fair value under US GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the user of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•
Level 1—Unadjusted quoted prices in active markets that are accessible to the reporting entity at the measurement date for identical assets and liabilities.
•
Level 2—Inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 inputs include the following:
•
quoted prices for similar assets and liabilities in active markets
•
quoted prices for identical or similar assets or liabilities in markets that are not active
•
observable inputs other than quoted prices that are used in the valuation of the asset or liabilities (e.g., interest rate and yield curve quotes at commonly quoted intervals)
•
inputs that are derived principally from or corroborated by observable market data by correlation or other means
•
Level 3—Unobservable inputs for the assets or liability (i.e., supported by little or no market activity). Level 3 inputs include management’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).

Lease Agreements

The Company records leases under ASU No. 2016-02 Leases (Topic 842) whereby the Company determines if an arrangement is or contains a lease at inception. For leases with a term of 12 months or less, the Company has elected to not recognize a right-of-use asset or lease liability. The Company’s operating leases are recognized on the consolidated balance sheets as other noncurrent assets, other current liabilities, and other noncurrent liabilities. The Company does not have any finance leases.

Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As the rate implicit on the Company’s leases are not readily determination, the Company uses an estimate of its incremental borrowing rate for secured borrowings with terms similar to the lease term based on the information available at the lease commencement date in determining the present value of lease payments. Operating lease right-of-use assets also include the effect of any lease payments made and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs that are paid in advance of performance (if any) are capitalized as a prepaid expense and amortized over the service period as the services are provided.

Accrued Research and Manufacturing Contract Costs

The Company has entered into various research and development and manufacturing contracts. These agreements are generally cancelable, and related payments are recorded as the corresponding expenses are incurred. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the research studies or clinical trials and manufacturing activities, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical accrual estimates have not been materially different from the actual costs.

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

Revenue Recognition

The Company accounts for revenue under ASU No. 2014-19, Revenue from Contracts with Customers (ASC 606). ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, certain collaboration arrangements and financial instruments. ASC 606 provides a five-step framework whereby revenue is recognized when control of promised goods or services is transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps:

(i) identify the contract(s) with a customer;

(ii) identify the performance obligations in the contract;

(iii) determine the transaction price;

(iv) allocate the transaction price to the performance obligations in the contract; and

(v) recognize revenue when (or as) the performance obligations are satisfied.

The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration that it is entitled to in exchange for the goods or services the Company transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses whether the goods or services promised within each contract are distinct and, therefore, represent a separate performance obligation. Goods and services that are determined not to be distinct are combined with other promised goods and services until a distinct combined performance obligation is identified.

The Company then allocates the transaction price (that is, the amount of consideration the Company expects to be entitled to from a customer in exchange for the promised goods or services) to each performance obligation and recognizes the associated revenue when (or as) each performance obligation is satisfied. The allocation is based upon standalone selling price. The standalone selling price is the price at which an entity would sell a promised good or service separately to a customer. Because the Company have not sold the same goods or services in our contracts separately to any customers on a standalone basis, the Company estimated the standalone selling price of each combined performance obligation by taking into consideration internal estimates of research and development personnel needed to perform the research and development services, estimates of expected cash outflows to third parties for services and supplies and typical gross profit margins.

The Company enters into collaboration and licensing arrangements that are within the scope of ASC 606, under which the Company may exclusively license to third parties’ rights to develop, manufacture and commercialize its product candidates as well as options to acquire additional rights. The terms of these arrangements typically include payment to the Company of one or more of the following: nonrefundable, upfront license fees; development, regulatory and sales milestone payments; and royalties on net sales of licensed products.

Revenue is typically recognized using a cost-to-cost input model as the measure of progress. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the Company is expected to complete the Company’s performance obligations under an arrangement. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The measure of progress, and thereby periods over which revenue should be recognized, are subject to estimates by management and may change over the course of the research and development and licensing agreement. Such a change could have a material impact on the amount of revenue the Company records in future periods.

Amounts received prior to revenue recognition are recorded as deferred revenue in the balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as the current portion of deferred revenue in the balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion in the balance sheets.

Customer Options

If an arrangement is determined to contain customer options that allow the customer to acquire additional goods or services, the goods and services underlying the customer options that are not determined to be material rights are not considered to be performance obligations at the outset of the arrangement, as they are contingent upon option exercise. The Company evaluates the customer options for material rights, or options to acquire additional goods or services for free or at a discount. If the customer options are determined to represent a material right, the material right is recognized as a separate performance obligation at the outset of the arrangement. To date, none of our arrangements have included any material rights. The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The observable price of a good or service sold separately provides the best evidence of standalone selling price. However, when standalone selling prices are not readily available, the Company is required to estimate the standalone selling price of each performance obligation. Key assumptions to determine the standalone selling price. Amounts allocated to a material right are not recognized as revenue until the option is exercised or terminates.

Milestone Payments

For each arrangement that includes milestone payments upon the achievement of performance-based milestones, such as development and regulatory milestones, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant reversal of revenue would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. Upfront and ongoing development milestones per the Company’s collaboration and license agreement are not subject to refund if the development activities are not successful. The Company reevaluates the probability of achievement of such milestones and any related constraint at each reporting period, and any adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. To date, the Company has not recognized any milestone revenues.

Royalties

For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license to the Company’s intellectual property is deemed to be the predominant item to which the royalties relate as it is the primary driver of value, the Company recognizes revenue when the related sales occur in accordance with the sales-based royalty exception under ASC 606-10-55-65. To date, the Company has not recognized any royalty revenue resulting from the Company’s collaboration and licensing agreements.

The estimate of deferred revenue also reflects management’s estimate of the periods of the Company’s involvement in its collaboration and license agreements. The Company’s performance obligations generally consist of the performance of research and development services and sharing know-how through participation on steering committees. If these estimates and judgments change over the course of these agreements, it may affect the timing and amount of revenue that the Company recognizes and records in future periods.

Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the consolidated financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided to reduce the deferred tax asset to an amount, which, more likely than not, will be realized.

The Company recognizes the tax benefit from any uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Interest and penalties associated with uncertain tax positions are recorded as a component of income tax expense. As of December 31, 2021 and 2020, the Company has not identified any uncertain tax positions for which reserves would be required.

Segment Information

Operating segments are defined as components of an entity for which discrete information is available for evaluation by the chief operating decision maker, who is the CEO, in deciding how to allocate resources and in assessing performance. The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. All of the Company’s assets are held in the United States.

Convertible Preferred Stock

The Company’s convertible preferred stock was classified outside of stockholders’ deficit because the holders of such shares have liquidation rights in the event of a deemed liquidation that, in certain situations, are not solely within the control of the Company.

Stock-Based Compensation

The Company accounts for stock option awards at fair value, which is measured using the Black-Scholes option-pricing model. The measurement date is generally the date of grant.

The Company recognizes stock-based compensation expense over the requisite service period, which is generally the vesting period of the respective award. For awards that include performance-based vesting conditions, stock-based compensation expense is recognized using the accelerated attribution method when the performance condition is deemed to be probable. The Company accounts for forfeitures as they occur. The Company determines the fair value of restricted stock awards in reference to the fair value of its common stock less any applicable purchase price

The Company classifies stock-based compensation expense in its consolidated statements of operations in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. There was no difference between net loss and comprehensive loss in the accompanying consolidated financial statements.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period. During periods of income, the Company allocates to participating securities a proportional share of income (the two class method). The Company’s convertible preferred stock participates in any dividends declared by the Company and are therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods of loss, the Company allocates no loss to participating securities because they have no contractual obligation to share in the losses of the Company.

Diluted net loss per share is calculated by adjusting weighted average common shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock and if-converted methods. For purposes of the diluted net income (loss) per share calculation, convertible preferred stock and stock options are considered to be common stock equivalents. All common stock equivalents have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share were the same for all periods presented.

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2021	2020
Laboratory equipment	$11,359	$5,615
Leasehold improvements	3,433	493
Office and computer equipment	370	202
Furniture and fixtures	412	326
Capitalized software	11	-
Construction-in-progress	1,263	778
Property and equipment	$16,848	$7,414
Less: accumulated depreciation and amortization	(5,083)	(1,755)
Property and equipment, net	$11,765	$5,659

Depreciation and amortization expense for the years ended December 31, 2021 and 2020 was $3.3 million and $1.2 million, respectively.

4. Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, the assets carried at fair value (in thousands):

	Fair value measurements at December 31, 2021 using:
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents – money market funds	$159,668	$-	$-	$159,668
Total financial assets	$159,668	$-	$-	$159,668

	Fair value measurements at December 31, 2020 using:
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents – money market funds	$33,748	$-	$-	$33,748
Total financial assets	$33,748	$-	$-	$33,748

The cash equivalents are comprised of funds held in an exchange traded money market fund and the fair value of the cash equivalents is determined based upon quoted market price for that fund. There were no transfers among Level 1, Level 2, or Level 3 categories in the periods presented.

The carrying value of accounts payable and accrued expenses that are reported on the consolidated balance sheets approximate their fair value due to the short-term nature of these liabilities.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued employee compensation and benefits	$2,600	$1,535
Accrued research and development	1,902	60
Accrued consulting and professional services	949	189
Accrued legal services and license fee	54	578
Other	1,012	132
Total accrued expenses and other current liabilities	$6,517	$2,494

6. Stockholders' Equity

As of December 31, 2020, the preferred stock consisted of the following (in thousands, except for share data):

	December 31, 2020
	Preferred Stock Authorized	Preferred Stock Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series A Preferred Stock	26,315,790	3,209,240	$24,874	$29,838	3,209,240
Series B Preferred Stock	31,601,732	3,853,864	34,807	39,037	3,853,864
Total	57,917,522	7,063,104	$59,681	$68,875	7,063,104

The preferred stock has the following rights and privileges:

Dividends

Holders of the preferred stock were entitled to receive non-cumulative dividends when, as and if declared by the Board. The Company did not declare dividends on any classes of preferred or common stock

Liquidation

In the event of any liquidation, dissolution, or winding-up of the Company, which would include the sale of the Company, the preferred stock was senior to common stock.

Voting

The holders of preferred stock were entitled to the number of votes equal to the number of shares of common stock into which the shares of preferred stock held by each were then convertible.

Conversion

The holders of preferred stock were able to convert, at any time, each share of preferred stock into shares of common stock at the stated conversion price.

In July 2021, the Company completed the initial public offering ("IPO") in which the Company issued and sold 6,666,667 shares of its voting common stock at a public offering price of $15.00 per share, for aggregate gross proceeds of $100 million and its shares started trading on the Nasdaq Global Market under the ticker symbol “TCRX.” The Company received $89.6 million in net proceeds after deducting $7.0 million in underwriting discounts and commissions, and $3.4 million in offering costs borne by the Company. Upon the completion of the Company’s IPO in July 2021, all outstanding shares of the Company’s preferred stock were converted into 15,616,272 shares of common stock (of which 5,143,134 shares are non-voting common stock). As a result, as of December 31, 2021, no shares of preferred stock are outstanding.

7. Stock Based Compensation

2018 Equity Incentive Plan

On April 20, 2018, the Company adopted the 2018 Stock Plan (the 2018 Plan). The 2018 Plan, as amended, provided for the issuance of up to 2,902,738 shares of common stock to employees, officers, directors, consultants, and advisors in the form of nonqualified and incentive stock options, unvested stock awards, and other stock-based awards.

2021 Equity Incentive Plan

The 2021 Equity Incentive Plan (the 2021 Plan) was approved by the Company’s Board on April 22, 2021 and became effective immediately, although no awards were permitted to be granted under the 2021 Plan until July 15, 2021. The 2021 Plan replaced the 2018 Plan. However, awards outstanding under the 2018 Plan continue to be governed by their existing terms. There were 3,278,048 shares of common stock initially reserved for issuance under the 2021 Plan, plus up to 268,397 shares reserved for issuance under, or issued pursuant to or subject to awards granted under, the 2018 Plan. As of December 31, 2021, there were 2,848,904 shares of common stock available for issuance under the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan will be increased automatically on the first business day of each fiscal year, commencing in 2022 and ending in 2031. The aggregate number of common shares that may be issued under the 2021 Plan shall automatically increase by a number equal to the lesser of (a) 4% of the total number of shares of common stock actually issued and outstanding on the last day of the preceding fiscal year or (b) a number of shares common stock determined by the Company’s Board.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the "2021 ESPP") was approved by the Company’s Board on April 22, 2021 and became effective immediately, although no awards were permitted to be granted under the 2021 Plan until July 15, 2021. A total of 254,390 shares of common stock were initially reserved for issuance under the 2021 ESPP. As of December 31, 2021, there were 254,390 shares of common stock available for issuance under the 2021 ESPP. The number of shares reserved for issuance will automatically be increased on the first business day of each fiscal year, commencing on January 1, 2022 and ending on January 1, 2041. The aggregate number of shares of common stock that may be issued under the 2021 ESPP shall automatically increase by a number equal to the least of (i) one percent (1%) of the total number of shares of common stock actually issued and outstanding on the last day of the preceding fiscal year, or (ii) a number of shares of common stock determined by the Company’s Board. Shares issued under the 2021 ESPP will be compensatory.

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

Stock-based compensation expense for the year ended December 31, 2021 and 2020 was classified in the consolidated statement of operations as follows (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$878	$248
General and administrative	1,638	267
Total stock-based compensation expense	$2,516	$515

The Company utilized the Black-Scholes option-pricing model to estimate the fair value of stock options awarded to employees. The Black-Scholes option-pricing model requires several key assumptions. The key assumptions used to apply this pricing model were as follows:

	Year Ended December 31,
	2021	2020
Risk free interest rate	0.79%	0.85%
Expected term (in years)	6.05	6.05
Expected dividend yield	0%	0%
Expected volatility of underlying common stock	75%	73%

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

The following table summarizes the stock option activity under the 2018 Plan and 2021 Plan:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Intrinsic Value (in thousands)
Outstanding January 1, 2021	1,445,426	$2.62	8.74	$3,799
Granted	1,981,311	8.70
Exercised	(167,390)	2.13
Canceled	(239,871)	3.73
Outstanding December 31, 2021	3,019,476	$6.55	8.61	$2,120
Options vested or expected to vest as of December 31, 2021	3,019,476	$6.55	8.61	$2,120
Stock options exercisable as of December 31, 2021	610,182	$2.63	7.08	$2,120

Other information related to the option activity for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Weighted-average fair value of options granted	$5.74	$2.38
Intrinsic value of options exercised (in thousands)	$1,174	$148

As of December 31, 2021, the unrecognized compensation cost related to outstanding options was $10.0 million, which is expected to be recognized over a weighted-average period of 2.94 years.

Restricted Common Stock

The Company has granted restricted common stock with service based vesting conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder, except for transfers for estate planning purposes in which the transferee agrees to remain bound by all restrictions set forth in the original common stock purchase agreement. They are legally issued and outstanding but only accounted for as outstanding when vested. These restrictions lapse over the four year vesting term of each award. The purchase price of each share of restricted common stock was $0.001 per share. A summary of the activity for the year ended December 31, 2021 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock as of January 1, 2021	438,280	-
Vested	(321,410)	-
Unvested restricted stock as of December 31, 2021	116,870	-

The aggregate fair value of restricted stock awards that vested during the year ended December 31, 2021 was nominal.

8. Income Taxes

During the years ended December 31, 2021 and 2020, the Company did not record an income tax provision due to the losses incurred and a full valuation allowance provided on the net deferred tax assets.

A reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2021	2020
Taxes at U.S. statutory rate	21.0%	21.0%
Changes from statutory rate:
State taxes, net of federal benefit	8.3%	7.8%
Tax credits	4.1%	3.8%
Share-based compensation	-1.0%	-0.3%
Change in valuation allowance	-32.4%	-32.3%
Effective income tax rate	0.0%	0.0%

Deferred tax assets and liabilities reflect the net tax effects of net operating loss carryovers and temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$18,742	$4,755
Tax credits	5,319	2,087
Deferred revenue	3,526	5,312
Depreciation and amortization	411	105
Amortization	571	617
Stock-based compensation	99	40
Leasehold liability	1,651	2,031
Other	688	664
Total deferred tax assets	31,007	15,611
Deferred tax liabilities:
Right of use Asset	(1,500)	(1,878)
Valuation allowance	(29,507)	(13,733)
Net deferred tax assets and liabilities	$-	$-

In determining the need for a valuation allowance, the Company has given consideration to its cumulative losses. The Company has assessed the available means of recovering deferred tax assets, including the ability to carryback net operating losses, the existence of reversing taxable temporary differences, the availability of tax planning strategies and forecasted future taxable income. The Company maintains a full valuation allowance against its net deferred tax assets. The valuation allowance increased by $15.8 and $8.4 million during the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, the Company had U.S. federal net operating loss carryforwards of approximately $69.1 million. The U.S. federal net operating losses have an indefinite life carryforward. As of December 31, 2021, the Company had Massachusetts net operating loss carryforwards of approximately $66.9 million that expire at various dates through 2041. As of December 31, 2021, the Company had U.S. R&D federal credit carryforwards of approximately $3.5 million that expire at various dates through 2040. As of December 31, 2021, the Company had U.S. state R&D tax credit carryforwards of approximately $2.3 million that expire at various dates through 2036.

Under Sections 382 and 383 of the U.S. Internal Revenue Code, if a corporation undergoes an ownership change, the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as net operating losses and research tax credits, to offset its post-change income and taxes may be limited. In general, an ownership change generally occurs if there is a cumulative change in ownership by 5% stockholders that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under U.S. state tax laws. The Company may have experienced an ownership change in the past and may experience ownership changes in the future as a result of future transactions in its share capital, some of which may be outside the control of the Company. As a result, if the Company earns net taxable income, its ability to use its pre-change net operating loss carryforwards, or other pre-change tax attributes, to offset U.S. federal and state taxable income and taxes may be subject to significant limitations.

The Company accounted for uncertain tax positions using a more likely than not threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors that include, but are not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. The Company evaluates uncertain tax positions on an annual basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. For the years ended December 31, 2021 and 2020, there were no accrued interest or penalties in the consolidated statements of operations.

The Company is subject to taxation for federal and Massachusetts purposes. As of December 31, 2021, the Company is subject to examination by these taxing authorities for all years since inception.

9. Collaboration and License Agreements

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

During the years ended December 31, 2021 and 2020, the Company recognized $9.8 million and $0.8 million, respectively of revenue associated with the Novartis Agreement based on performance completed during that period. Additionally, during the years ended December 31, 2021 and 2020, the Company incurred $3.3 million and $0.2 million, respectively of costs associated with the Novartis Agreement that were recorded within research and development expenses in the statements of operations. Additionally, as of December 31, 2021, the Company had current and long-term deferred revenue of $11.4 million and $1.5 million, respectively due to

Novartis Agreement. As of December 31, 2020, the Company had current and long-term deferred revenue of $10.6 million and $8.8 million, respectively due to Novartis Agreement.

10. Commitments and Contingencies

Leases

In August 2019, the Company entered a lease for laboratory and office space with a term that expires on September 30, 2024, subject to certain renewal options, which are not deemed highly probable of renewal. The Company provided a letter of credit in the amount of $0.6 million as security for the lease which expires January 31, 2025. The cash securing the letter of credit is classified as restricted cash on the consolidated balance sheet.

In April 2020, laboratory and office space were secured through a sublease that commenced in June 2020 and will continue through March 2026. The Company provided a cash deposit of $0.2 million in conjunction with the execution of the lease which is classified as a long-term asset on the consolidated balance sheet.

On November 1, 2021, the Company entered a new lease for laboratory and office space. This lease will commence when the Company obtains possession of the underlying asset, which is expected to be November 1, 2022. The Company provided a letter of credit in the amount of $4.4 million as a security for the lease, which expires on November 30, 2022, at which point the letter will automatically renew each calendar year up to but not beyond April 1, 2033. The cash securing the letter of credit is classified as restricted cash on the consolidated balance sheet. Annual fixed rent will start at $7.6 million increasing 3% annually to $9.9 million through the original term of the lease, which is ten years and two months following the lease commencement date.

Summary of lease cost

The Company lease cost was $1.3 million and $1.3 million for the years ended December 31, 2021 and 2020, respectively. These amounts include short-term and variable lease costs, which were not significant in any period presented.

Supplemental disclosure of cash flow information related to leases was as follows (in thousands):

	Year ended
	December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,948	$1,478

The weighted-average remaining lease term and discount rate were as follows:

	Year ended
	December 31,
	2021	2020
Weighted-average remaining lease term (in years)	3.4	4.4
Weighted-average discount rate	8%	8%

The following table represents the maturity of the Company’s operating lease liabilities as of December 31, 2021 (in thousands):

Year Ending December 31,	Operating
2022	$2,075
2023	2,131
2024	1,812
2025	730
2026	184
Thereafter	-
Total future minimum lease payments (1)	6,932
Less: imputed interest	889
Present value of operating lease liability	$6,043

(1) As of December 31, 2021, the Company entered into an additional operating lease which had not yet commenced and is therefore not part of the table above nor included in the lease right-of-use asset and liability. This lease will commence when the Company obtains possession of the underlying asset, which is expected to be November 1, 2022.

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

11. Retirement Plan

The Company initiated a defined contribution plan under Section 401(k) of the IRC (the Plan) covering all qualified employees effective January 1, 2019. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. The Company made contributions to the Plan of $0.4 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively.

12. Net Loss Per Share

Net Loss Per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share data):

	Year Ended
	December 31,
	2021	2020
Numerator:
Net loss	$(48,625)	$(26,127)
Denominator:
Weighted-average common shares outstanding, basic and diluted	11,662,672	916,014
Net loss per share, basic and diluted	$(4.17)	$(28.52)

The Company has two classes of common stock, each with identical participation rights to earnings and liquidation preferences, and therefore the calculation of net loss per share as described above is identical to the calculation under the two-class method. The Company excluded the following potential common shares from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	December 31,
	2021	2020
Series A Preferred Stock (as converted to common stock)	-	3,209,240
Series B Preferred Stock (as converted to common stock)	-	3,853,864
Unvested restricted common stock	116,870	438,280
Options to purchase common stock	3,019,476	1,445,427
Total	3,136,346	8,946,811

13. Related-Party Transactions

Novartis and its affiliates hold shares of voting and non-voting common stock and is the customer in the Novartis Agreement discussed in Note 9.