Form 10-Q
period 2022-03-31
TScan Therapeutics, Inc.
filed 2022-05-12
CIK 1783328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 6, 2022, the registrant had 18,888,085 shares of voting common stock, $0.0001 par value per share, and 5,143,134 shares of non-voting common stock, $0.0001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report are forward-looking statements.

In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions are intended to identify forward looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

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

• the timing of and our ability to submit applications for, and obtain and, if approved, maintain regulatory approvals for our product candidates;

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

Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions included in this Quarterly Report, particularly those described in the “Risk Factors” section in Part II, Item 1A of this Quarterly Report, that could cause actual results or events to differ materially from the forward-looking statements that we make. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward- looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The forward-looking statements contained in this Quarterly Report are made as of the date of this Quarterly Report, and although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, advancements, discoveries, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. Except as required by law, we assume no obligation to update or revise these any forward-looking statements for any reason if new information becomes available in the future.

You should read this Quarterly Report and the documents that we have filed as an exhibit to this Quarterly Report with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TScan Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$140,838	$161,405
Prepaid expenses and other current assets	4,911	4,249
Total current assets	145,749	165,654
Property and equipment, net	10,689	11,765
Right-of-use assets	5,125	5,491
Prepaid rent	1,444	-
Restricted cash	5,031	5,031
Long-term deposit	166	166
Total assets	$168,204	$188,107
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,886	$1,765
Accrued expenses and other current liabilities	3,012	6,517
Operating lease liability, current portion	1,698	1,651
Deferred revenue, current portion	10,869	11,410
Total current liabilities	18,465	21,343
Deferred revenue, net of current portion	-	1,497
Operating lease liability, net of current portion	3,948	4,392
Other long-term liabilities	97	97
Total liabilities	22,510	27,329
Commitments and contingencies (Note 5)
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Voting common stock, $0.0001 par value; 300,000,000 shares authorized; 18,917,304 and 18,881,333 shares issued; and 18,888,085 and 18,764,463 shares outstanding at March 31, 2022 and December 31, 2021, respectively	2	2
Non-voting common stock, $0.0001 par value; 10,000,000 shares authorized; 5,143,134 shares issued and outstanding	1	1
Additional paid-in capital	254,005	252,933
Accumulated deficit	(108,314)	(92,158)
Total stockholders' equity	145,694	160,778
Total liabilities and stockholders' equity	$168,204	$188,107

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TScan Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue
Collaboration and license revenue	$3,021	$2,027
Operating expenses:
Research and development	14,690	$7,339
General and administrative	4,494	$2,606
Total operating expenses	19,184	9,945
Loss from operations	(16,163)	(7,918)
Other income:
Interest and other income (loss), net	7	6
Net loss	$(16,156)	$(7,912)
Net loss per share, basic and diluted	$(0.67)	$(6.49)
Weighted average common shares outstanding—basic and diluted	23,974,642	1,218,909

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TScan Therapeutics, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(Unaudited)

							Additional		Total
	Convertible Preferred Stock		Common Stock		Non-voting Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at January 1, 2021	7,063,104	$59,681	1,135,858	$1	-	$-	$1,070	$(43,533)	$(42,462)
Issuance of Series C convertible preferred stock (net of issuance costs of $270)	8,553,168	99,730	-	-	-	-	-	-	-
Exercise of stock options	-	-	81,289	-	-	-	108	-	108
Vesting of restricted common stock	-	-	87,642	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	344	-	344
Net loss	-	-	-	-	-	-	-	(7,912)	(7,912)
Balances at March 31, 2021	15,616,272	$159,411	1,304,789	$1	-	$-	$1,522	$(51,445)	$(49,922)
Balances at January 1, 2022	-	$-	18,764,463	$2	5,143,134	$1	$252,933	$(92,158)	$160,778
Exercise of stock options	-	-	35,971	-	-	-	88	-	88
Vesting of restricted common stock	-	-	87,651	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	984	-	984
Net loss	-	-	-	-	-	-	-	(16,156)	(16,156)
Balances at March 31, 2022	-	$-	18,888,085	$2	5,143,134	$1	$254,005	$(108,314)	$145,694

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TScan Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(16,156)	$(7,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,195	469
Stock-based compensation	984	344
Changes in current assets and liabilities:
Prepaid expenses and other assets	(662)	(718)
Prepaid rent	(1,444)	-
Right-of-use assets and lease liabilities, net	(31)	56
Accounts payable	824	162
Accrued expense and other liabilities	(2,796)	(1,053)
Deferred revenue	(2,038)	(1,305)
Net cash used in operating activities	(20,124)	(9,957)
Cash flows from investing activities:
Purchases of property and equipment	(531)	(2,959)
Net cash used in investing activities	(531)	(2,959)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	-	99,730
Proceeds from exercise of stock options	88	108
Payment of deferred offering costs	-	(212)
Net cash provided by financing activities	88	99,626
Net increase (decrease) in cash, cash equivalents and restricted cash	(20,567)	86,710
Cash, cash equivalents, and restricted cash - beginning of period	166,436	35,386
Cash, cash equivalents, and restricted cash - end of period	$145,869	$122,096
Summary of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:
Cash and cash equivalents	140,838	121,501
Restricted cash	5,031	595
Total cash, cash equivalents, and restricted cash	$145,869	$122,096
Supplemental cash flow information:
Purchase of property and equipment in accounts payable and accrued liabilities	$416	$1,837
Deferred offering costs included in accrued expenses	$-	$911

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSCAN THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business

TScan Therapeutics, Inc. and its wholly-owned subsidiary, TScan Securities Corporation (the Company), is a biotechnology company that was incorporated in Delaware on April 17, 2018 and has a principal place of business in Waltham, Massachusetts. The Company is a biopharmaceutical company focused on developing a pipeline of T cell receptor-engineered T cell (TCR-T) therapies for the treatment of patients with cancer.

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP) and applicable rules and regulations of the Securities and Exchange Commission (the SEC) regarding interim financial reporting, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. Management believes that the interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of its operations and cash flows. The condensed consolidated financial statements include the accounts of TScan Therapeutics, Inc. and its subsidiary, TScan Securities Corporation. All intercompany balances and transactions have been eliminated in consolidation. The results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 9, 2022. In the opinion of the Company’s management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included.

Risks, Uncertainties and Going Concern

The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, successful development of technology, obtaining additional funding, protection of proprietary technology, compliance with government regulations, risks of failure of preclinical studies and clinical trials, the need to obtain marketing approval for its product candidates and the ability to successfully market any products that receive approval, fluctuations in operating results, economic pressure impacting therapeutic pricing, dependence on key personnel, risks associated with changes in technologies, development by competitors of technological innovations and the ability to scale manufacturing to large scale production. Product candidates currently under development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance capabilities. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from sales.

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from sales of capital stock and with payments received under its license and collaboration agreements. Since its inception, the Company has incurred recurring losses, including net losses of $16.2 million and $7.9 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the Company had an accumulated deficit of $108.3 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash and cash equivalents as of March 31, 2022 will be sufficient to fund the Company’s operations for at least the next twelve months from the date of the issuance of the financial statements.

Impact of COVID-19

In response to public health directives and orders and to help minimize the risk of the virus to employees, the Company has taken a series of actions aimed at safeguarding the Company’s employees and business associates, including implementing a flexible work-at-home policy. To date, the Company has not experienced material business disruptions, including with vendors, as a result of the COVID-19 pandemic. However, disruptions and supply chain constraints arising from COVID-19 could result in increased costs of execution of development plans or may negatively impact the quality, quantity, timing and regulatory usability of data that the Company would otherwise be able to collect. There continues to be uncertainty around the duration and impacts of these potential disruptions.

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

2. Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, the assets carried at fair value (in thousands):

	Fair value measurements at March 31, 2022 using:
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents – money market funds	$139,559	$-	$-	$139,559
Total financial assets	$139,559	$-	$-	$139,559

	Fair value measurements at December 31, 2021 using:
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents – money market funds	$159,668	$-	$-	$159,668
Total financial assets	$159,668	$-	$-	$159,668

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

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued employee compensation and benefits	$1,001	$2,600
Accrued research and development	1,519	1,902
Accrued consulting and professional services	228	949
Accrued legal services and license fee	106	54
Other	158	1,012
Total accrued expenses and other current liabilities	$3,012	$6,517

4. Collaboration and License Agreements

Novartis

In March 2020, the Company entered into a Collaboration and License Agreement (the Novartis Agreement) with Novartis Institutes For Biomedical Research, Inc. (Novartis) to collaborate on their research efforts to discover and develop novel TCR-T therapies. At the inception date of the Novartis Agreement, Novartis or its affiliates held an ownership interest of more than 10% in the Company, and at March 31, 2022, Novartis held less than 10% of the common shares outstanding. Under the Novartis Agreement, the Company will identify and characterize TCRs in accordance with a research plan and transfer data arising from the research plan. Novartis will have the option to license and develop TCRs for up to three novel targets identified in performance of the collaboration during the collaboration period of the Novartis Agreement. Novartis will also have rights of first negotiation for certain additional targets and TCRs identified in performance of the collaboration during a defined collaboration period of the Novartis Agreement and for 180 days after such collaboration period ends (which collaboration period will end no later than March 2023). If during such 180-day right of first negotiation period, the Company notifies Novartis of the Company’s intent to grant a third party a license to a target or TCR identified in the collaboration, then Novartis may obtain the exclusive right to negotiate a license to such target or TCR for an additional 270 days by providing the Company with a term sheet to license such target or TCR within 90 days of the Company’s notice of such intent. The Novartis Agreement provides that the Company will pay an upfront fee of $20.0 million, research funding totaling $10.0 million and potential milestone payments contingent on clinical, regulatory and sales success. In addition to payments upon achievement of certain clinical and regulatory milestones, Novartis will pay the Company mid-single to low double-digit royalties on net sales for each product directed to a target licensed by Novartis. After the end of the collaboration period and the expiration of Novartis’ first right of negotiation, the Company is free to develop TCRs against targets not licensed by Novartis.

The Company concluded that Novartis meets the definition of a customer, as the Company is delivering research and development activities and know-how rights. The Company identified performance obligations for research and development activities, data reporting and participation in joint steering and research committees. The Company determined there is a single performance obligation due to the services being highly interrelated and are therefore not distinct in the context of the contract. The Company combined the pre-option research services and data reporting into a single performance obligation. Novartis has an exclusive option to obtain a commercial license for up to three Targets (as defined in the Novartis Agreement) to pursue further development and commercialization of the respective Target. Pursuant to the Novartis Agreement, the option for Novartis to license, develop, and commercialize Targets is not a performance obligation at the outset of the Novartis Agreement as it is a customer option that does not represent a material right.

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

The Company determined that the $20.0 million upfront payment, together with the $10.0 million of estimated research costs to be reimbursed by Novartis, to be the entirety of the consideration to be included in the transaction price as of the outset of the arrangement. The potential milestone payments that the Company is eligible to receive were excluded from the transaction price, as all milestone amounts were fully constrained based on the assessed probability of achievement. The Company will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust the estimate of the transaction price.

During the three months ended March 31, 2022, the Company recognized $3.0 million of revenue associated with the Novartis Agreement based on performance completed during that period. Additionally, during the three months ended March 31, 2022, the Company incurred $1.0 million of costs associated with the Novartis Agreement that were recorded within research and development expenses in the statements of operations. Additionally, as of March 31, 2022, the Company had current deferred revenue of $10.9 million and no long-term deferred revenue due to the Novartis Agreement.

5. Commitments and Contingencies

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

Lease

On November 1, 2021, the Company entered a new lease for laboratory and office space. This lease will commence when the Company obtains possession of the underlying asset, which is expected to occur in the fourth quarter of 2022. The Company provided a letter of credit in the amount of $4.4 million as a security for the lease, which expires on November 30, 2022, at which point the letter will automatically renew each calendar year up to but not beyond April 1, 2033. The cash securing the letter of credit is classified as restricted cash on the consolidated balance sheet. Annual fixed rent will start at $7.6 million increasing 3% annually to $9.9 million through the original term of the lease, which is ten years and two months following the lease commencement date. As of March 31, 2022, $1.4 million in payments relating to landlord-owned leasehold improvements was recorded to prepaid rent as a component of other non-current assets. On the lease commencement date, the Company will reclassify the prepayment to the right-of-use asset, thereby increasing its initial value, but it will not be included in the measurement of the lease liability. The lease was not recorded on the condensed consolidated balance sheet as a component of the Company’s right-of-use asset and operating lease liabilities as the facility is under construction at the date of the issuance of these financial statements.

6. Net Loss Per Share

Net Loss Per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2022	2021
Numerator:
Net loss	$(16,156)	$(7,912)
Denominator:
Weighted-average common shares outstanding, basic and diluted	23,974,642	1,218,909
Net loss per share, basic and diluted	$(0.67)	$(6.49)

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

	March 31,
	2022	2021
Series A Preferred Stock (as converted to common stock)	-	3,209,243
Series B Preferred Stock (as converted to common stock)	-	3,853,870
Series C Preferred Stock (as converted to common stock)	-	8,553,168
Unvested restricted common stock	29,219	350,638
Options to purchase common stock	4,085,851	2,525,506
Total	4,115,070	18,492,424

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 9, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” and “Special Note Regarding Forward-Looking Statements” sections of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biopharmaceutical company focused on developing a robust pipeline of T cell receptor-engineered T cell, or TCR-T, therapies for the treatment of patients with cancer. Our approach is based on the central premise that we can learn from patients who are winning their fight against cancer in order to treat those who are not. Using one of our proprietary platform technologies, TargetScan, we analyze the T cells of cancer patients with exceptional responses to immunotherapy to discover how the immune system naturally recognizes and eliminates tumor cells in these patients. This allows us to precisely identify the targets of T cell receptors, or TCRs, that are driving these exceptional responses. We aim to use these anti-cancer TCRs to treat patients with cancer by genetically engineering their own T cells to recognize and eliminate their cancer. In addition to discovering TCR-T therapies against novel targets, we are using our ReceptorScan technology to further diversify our portfolio of therapeutic TCRs with TCR-T therapies against known targets. We aim to reduce the risk and enhance the safety profile of these therapeutic TCRs by screening them using SafetyScan to identify potential off-targets of a TCR and eliminate those TCR candidates that cross-react with proteins expressed at high levels in critical organs.

We believe this three-pronged approach will enable us to discover and develop a wide array of potential treatment options for patients with cancer.

We are advancing a robust pipeline of TCR-T therapy candidates for the treatment of patients with hematologic and solid tumor malignancies. Our lead liquid tumor product candidates, TSC-100 and TSC-101, are in development for the treatment of patients with hematologic malignancies to eliminate residual leukemia and prevent relapse following hematopoietic stem cell transplantation, or HCT. TSC-100 and TSC-101 target the HA-1 and HA-2 antigens, respectively, which are well-recognized TCR targets that were identified in patients with exceptional responses to HCT-associated immunotherapy. We submitted Investigational New Drug, or IND, applications with the U.S. Food and Drug Administration, or FDA, for each of TSC-100 and TSC-101 in the fourth quarter of 2021. The FDA has cleared the IND for TSC-100 while the IND for TSC-101 remains on clinical hold pending additional assessment of the potential for off-tumor reactivity in certain tissues. We plan to initiate the Phase 1 clinical study of TSC-100 in the first half of 2022. Pending clearance of the IND for TSC-101, we will initiate the TSC-101 arm of the trial. In addition, we are developing multiple TCR-T therapy candidates for the treatment of solid tumors. One of the key goals for our solid tumor program is to develop what we refer to as multiplexed TCR-T therapy. We are designing these multiplexed therapies to be a combination of up to three highly active TCRs that are customized for each patient and selected from our bank of therapeutic TCRs, which we refer to as ImmunoBank. We plan to populate the ImmunoBank with TCRs for multiple targets as well as multiple HLA types for each target, thus helping us to overcome the key solid tumor resistance mechanisms of target loss as well as HLA loss. We are currently advancing five solid tumor programs: TSC-200 is in IND-enabling activities; TSC-204 is advancing to IND-enabling studies; and TSC-201, TSC-202, and TSC-203 are in lead optimization. We expect to submit two IND applications for our solid tumor TCR-T therapy candidates in the second half of 2022 with additional IND applications expected to be submitted in 2023.

Since our inception in 2018, we have devoted our efforts to raising capital, obtaining financing, filing, prosecuting and maintaining intellectual property rights, organizing and staffing our company and incurring research and development costs related to the identification of novel targets for TCRs and development of TCR-T therapies to target and eliminate cancer cells. We do not have any therapies approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from sales of convertible preferred stock, proceeds from the initial public offering completed in July 2021 and revenue received under our collaboration agreement, or the Novartis Agreement, with Novartis Institutes for BioMedical Research, Inc., or Novartis. Through March 31, 2022, we have received gross proceeds of $159.4 million from sales of our convertible preferred stock. We received $89.6 million in net proceeds (after deducting underwriting discounts, commissions and offering costs) from our initial public offering. Under the terms of the Novartis Agreement, we received a $20.0 million upfront payment and agreed to invest an estimated $10.0 million in research costs that will be reimbursed by Novartis over the research period of the Novartis Agreement.

We have incurred significant operating losses since our inception. We reported net losses of $16.2 million and $7.9 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $108.3 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect that our expenses and capital expenditure requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditures into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and capital resources” and “Risk factors—Risks related to our financial position and need for additional capital.”

Impact of COVID-19

In response to public health directives and orders and to help minimize the risk of the virus to employees, we have taken a series of actions aimed at safeguarding our employees and business associates, including implementing a flexible work-at-home policy. To date, we have not experienced material business disruptions, including with vendors, as a result of the COVID-19 pandemic. However, disruptions and supply chain constraints arising from COVID-19 could result in increased costs of execution of development plans or may negatively impact the quality, quantity, timing and regulatory usability of data that we would otherwise be able to collect. There continues to be uncertainty around the duration and impacts of these potential disruptions.

Results of Operations

Three months ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Revenue
Collaboration and license revenue	$3,021	$2,027	$994
Operating expenses:
Research and development	14,690	7,339	7,351
General and administrative	4,494	2,606	1,888
Total operating expenses	19,184	9,945	9,239
Loss from operations	(16,163)	(7,918)	(8,245)
Other income:
Interest and other income (loss), net	7	6	1
Net loss	$(16,156)	$(7,912)	$(8,244)

Revenue

We had $3.0 million revenue for the three months ended March 31, 2022 and $2.0 million revenue for the three months ended March 31, 2021. The increase was related to the recognition of revenue associated with the Novartis Agreement, which has an expected term that ends no later than March 2023. The revenue generated from the Novartis Agreement has increased throughout the three months ended March 31, 2022 and is expected to continue through the end of the year.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Clinical studies	$554	$95	$459
Preclinical studies	6,913	3,168	3,745
Legal and professional fees	149	152	(3)
Personnel expenses (including stock-based compensation)	4,398	2,625	1,773
Facility-related and other	2,676	1,299	1,377
Total research and development expenses	$14,690	$7,339	$7,351

The increase in research and development expenses was primarily attributable to a $3.7 million increase in laboratory supplies, research material, and preclinical studies. Additionally, there was an increase of $0.5 million relating to clinical studies initiating in Q1 2022. Further, there was a $1.8 million increase in personnel expenses and a $1.4 million increase in facility-related expenses and other expenses due to the expansion of leased facilities as well as the increased depreciation related to purchases of laboratory equipment.

General and Administrative Expenses

General and administrative expenses were $4.5 million for the three months ended March 31, 2022 compared to $2.6 million for the three months ended March 31, 2021. The increase in general and administrative expense was primarily due to a $1.3 million increase in personnel expenses, which includes an increase of $0.4 million related to stock-based compensation expense and an increase of $0.8 million in other personnel expenses, offset by $0.2 million decrease in legal and professional fees.

Liquidity and Capital Resources

Sources of Liquidity

We have not generated any revenue from product sales and have incurred net losses and negative cash flows from our operations. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Under the terms of the Novartis Agreement, we received an upfront payment of $20 million. Additionally, Novartis is obligated to reimburse us for costs incurred to perform the research and development activities of up to $10 million. To date, we have funded our operations primarily with proceeds from sales of equity securities, including the proceeds from the sale of common stock in our initial public offering in July 2021. As of March 31, 2022, we had cash and cash equivalents of $140.8 million.

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
•
investing in next-generation T cell engineering capabilities;
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

Moreover, as a public company, we are incurring significant legal, accounting and other expenses that we were not required to incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as rules adopted by the SEC and Nasdaq, requires public companies to implement specified corporate governance practices that were not applicable to us as a private company. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we will first be required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company and a smaller reporting company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. We expect these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

Adequate funding may not be available to us on acceptable terms or at all. Our potential inability to raise capital when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. If we are unable to raise additional funds as required, we may need to delay, reduce, or terminate some or all development programs and clinical trials. We may also be required to sell or license our rights to product candidates in certain territories or indications that we would otherwise prefer to develop and commercialize ourselves. If we are required to enter into collaborations and other arrangements to address our liquidity needs, we may have to give up certain rights that limit our ability to develop and commercialize our product candidates or may have other terms that are not favorable to us or our stockholders, which could materially and adversely affect our business and financial prospects. See Part II, Item 1A. “Risk Factors” of this Quarterly Report for additional risks associated with our substantial capital requirements.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Net cash used in operating activities	$(20,124)	$(9,957)	$(10,167)
Net cash used in investing activities	(531)	(2,959)	2,428
Net cash provided by financing activities	88	99,626	(99,538)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(20,567)	$86,710	$(107,277)

Operating Activities

During the three months ended March 31, 2022, operating activities used $20.1 million of cash, due to our net loss of $16.2 million and net cash used in changes in our operating assets and liabilities of $6.1 million, partially offset by non-cash charges of $2.2 million.

During the three months ended March 31, 2021, operating activities used $10 million of cash increase, due to our net loss of $7.9 million and net cash used in changes in our operating assets and liabilities of $2.9, partially offset by non-cash charges of $0.8 million. The primary driver of the operating assets and liabilities is due to the upfront payment associated with the Novartis Agreement.

Investing Activities

During the three months ended March 31, 2022 and 2021, net cash used in investing activities was $0.5 million and $3.0 million, respectively, related to the purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2022, net cash provided by financing activities was $0.1 million, consisting primarily of net proceeds from the exercise of common stock options.

During the three months ended March 31, 2021, net cash provided by financing activities was $99.6 million, consisting primarily of net proceeds from our issuance of convertible preferred stock and payment of deferred offering cost.

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

There have been no material changes to our critical accounting policies and estimates from those disclosed in our financial statements and the related notes and other financial information included in our Annual Report on Form 10-K filed with the SEC on March 9, 2022.

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

We are also a “smaller reporting company”, meaning that the market value of our stock held by non-affiliates plus the aggregate amount of gross proceeds to us as a result of the initial public offering is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2022, we had cash and cash equivalents of $140.8 million which were held in savings accounts at banking institutions and money market funds that invest in U.S. Government securities. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in market interest rates would not have a material effect on the fair market value of our cash balance or on our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates. Our operations may be subject to fluctuations in foreign currency exchange rates in the future. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the three months ended March 31, 2022 and 2021. Our operations may be subject to inflation in the future.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Principal Executive Officer and Principal Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form-10-Q, and in other documents that we file with the SEC. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition, liquidity, operating results, and prospects could be materially and adversely affected.

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
•
Although many of our personnel have extensive experience in clinical development at other companies, we have no direct experience as a company in conducting clinical trials for our product candidates.
•
Our preclinical studies and clinical trials may fail to demonstrate adequately the safety, potency and purity of any of our product candidates, which would prevent or delay development, regulatory approval and commercialization.
•
Our business could be adversely affected by the effects of health epidemics, including the evolving effects of the COVID-19 pandemic and responses thereto.
•
We rely on third parties to manufacture inputs to our product candidates and may rely on third parties to produce and process our product candidates.

•
Allogeneic hematopoietic stem cell transplantation is a high-risk procedure that may result in complications or adverse events for patients in our clinical trials not related to the use of our products or for patients that use any of our product candidates, if approved.
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
•
Although we have expanded our existing manufacturing facility and infrastructure in lieu of relying solely on third parties for the manufacture of our product candidates for certain clinical purposes and many of our personnel have experience in clinical manufacturing at other companies, we have no direct experience as a company managing manufacturing for our product candidates.
•
We may have difficulty validating our manufacturing process as we manufacture TCR-T therapy candidates from the patient population for our clinical trials.

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
•
We are currently, and expect in the future to be, party to material license or collaboration agreements, which may impose numerous obligations and restrictions on us.
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

We have incurred significant net losses in each period since our inception in April 2018. For the three months ended March 31, 2022 and the years ended December 31, 2021 and 2020, we reported net losses of $16.2 million, $48.6 million and $26.1 million, respectively. As of March 31, 2022, we had an accumulated deficit of $108.3 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

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

Our success depends on our ability to use our proprietary platform to discover the natural targets of clinically relevant TCRs through our TargetScan technology, to discover highly active TCRs for known targets through our ReceptorScan technology, to genetically engineer patient- or donor-derived T cells safely and reproducibly through our T-Integrate technology, to obtain regulatory approval for product candidates derived from our proprietary platform and related technologies, and to then commercialize our product candidates addressing one or more indications. All of our product candidates will require significant additional clinical and non-clinical development, review and approval by the U.S. Food and Drug Administration, or FDA, or other regulatory authorities in one or more jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before they can be successfully commercialized. Our platform and our product candidates have not yet been evaluated in humans and may never become commercialized. Moreover, all of our current product candidates are being developed using our proprietary platform and leveraging the same or similar technology, manufacturing process and development program. As a result, an issue with one product candidate or failure of any one program to obtain regulatory approval could adversely impact our ability to successfully develop and commercialize all of our other product candidates.

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

We have never generated any revenue from sales of cell therapy products and our ability to generate revenue from cell therapy product sales and become profitable depends significantly on our success in a number of areas.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from sales of any of our product candidates. We do not expect to generate significant revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates. Other than TSC-100, all of our product candidates are in the preclinical stages of development and will require additional preclinical studies, process development, clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. We have only recently completed initial preliminary studies for TSC-100, one of our lead product candidates targeting HA-1, an epitope present on leukemia cells, which is in the early stages of development and has not yet been evaluated in clinical trials and will require additional regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. We have not yet administered any of our product candidates in humans and, as such, we face significant translational risk as our product candidates advance to the clinical stage. Our ability to generate revenue depends on a number of factors, including, but not limited to:

•
our ability to develop processes suitable for clinical manufacturing and to obtain related CMC regulatory approvals;
•
timely completion of our preclinical studies and clinical trials, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the performance of third party contractors;
•
our ability to continue to complete IND-enabling studies and to continue to successfully submit INDs or comparable applications;
•
whether we are required by the FDA or similar foreign regulatory authorities to conduct additional clinical trials or other studies beyond those planned to support the approval and commercialization of our product candidates or any future product candidates;
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

•
our ability and the ability of third parties with whom we contract to manufacture adequate clinical and commercial supplies of our product candidates or any future product candidates, remain in good standing with regulatory authorities and develop, validate and maintain commercially viable manufacturing processes that are compliant with current good manufacturing practices, or cGMP;
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

As of March 31, 2022, we had $140.8 million in cash and cash equivalents. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into 2024. Accordingly, our existing cash and cash equivalents will not be sufficient for us to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources. We may also need to raise additional funds sooner if we choose to pursue additional indications for our product candidates or otherwise expand more rapidly than we presently anticipate.

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

Our ability to raise capital is subject to the risk of adverse changes in the market value of our stock. Periods of macroeconomic weakness or recession and heightened market volatility caused by adverse geopolitical developments could increase these risks, potentially resulting in adverse impacts on our ability to raise further capital on favorable terms. The impact of geopolitical tension, such as a deterioration in the bilateral relationship between the US and China or an escalation in conflict between Russia and Ukraine, including any resulting sanctions, export controls or other restrictive actions that may be imposed by the US and/or other countries against governmental or other entities in, for example, Russia, also could lead to disruption, instability and volatility in global trade patterns, which may in turn impact our ability to source necessary reagents, raw materials and other inputs for our research and development operations. Any of the abovementioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of any political instability and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section.

Risks Related to the Development of Our Product Candidates

Our approach to the discovery and development of product candidates based on our proprietary platform represents a novel approach to cancer treatment, which creates significant challenges for us.

Our future success depends on the successful development of our product candidates, which target liquid and solid tumors utilizing T cell receptor-engineered T cell, or TCR-T, therapies. Advancing our product candidates creates significant challenges for us, including:

•
educating medical personnel about the administration of TCR-T therapies on a stand-alone basis or in combination with built-in immune and tumor modulators;
•
while no such side effects have been observed to date in any of our preclinical studies, educating medical personnel regarding the potential side effect profile of our product candidates, such as the potential adverse side effects related to cytokine release syndrome, or CRS, graft vs. host disease, neurotoxicity or autoimmune or rheumatologic disorders, which are the most common adverse side effects associated with engineered T cell therapies;
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

We are very early in our development efforts. Except for TSC-100, all of our product candidates are still in preclinical development and we have only recently completed initial preclinical studies and cleared the IND for TSC-100, our most advanced product candidate. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend significantly on the successful development and eventual commercialization of one or more of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

Although many of our personnel have extensive experience in clinical development and manufacturing at other companies, we have no direct experience as a company in conducting clinical trials at TScan. In part because of this lack of experience, we cannot be certain that our ongoing preclinical studies will be completed on time or if the planned preclinical studies and clinical trials will begin or be completed on time, if at all. Large-scale clinical trials would require significant additional financial and management resources and reliance on third party clinical investigators, contract research organizations, or CROs, and consultants. Relying on third party clinical investigators, CROs and consultants may force us to encounter delays that are outside of our control.

Although we have recently expanded our existing cell manufacturing facility for Phase 1 and Phase 2 clinical trials, we have limited direct experience as a company in expanding or managing a manufacturing facility. In part because of this lack of experience, we cannot be certain that any further expansion of our existing manufacturing facility will be completed on time, if at all, or if the planned clinical trials will begin or be completed on time, if at all. In part because of our inexperience, we may have unacceptable or inconsistent product quality success rates and yields, and we may be unable to maintain adequate quality control, quality assurance and qualified personnel. In addition, if we switch from manufacturing in our own facility to manufacturing in a different facility (for example, at an external contract manufacturing organization) for one or more of our product candidates in the future or make changes to our manufacturing process, we may need to conduct additional preclinical studies to bridge our modified product candidates to earlier versions. Failure to successfully further expand our existing manufacturing facility could adversely affect our process and clinical development timelines, regulatory approvals, and the commercial viability of our product candidates.

Our business is highly dependent on our current product candidates and we must complete IND-enabling studies and clinical testing before we can seek regulatory approval and begin commercialization of any of our product candidates.

There is no guarantee that any of our product candidates will proceed through preclinical or clinical development or achieve regulatory approval. The process for obtaining marketing approval for any product candidate is very long and risky and there will be significant challenges for us to address in order to obtain marketing approval as planned or, if at all.

There is no guarantee that the results obtained in current preclinical studies or our planned IND-enabling studies of our current or future product candidates will be sufficient to obtain regulatory approval or marketing authorization for such product candidates. Negative results in the development of our lead product candidates may also impact our ability to obtain regulatory approval for our other product candidates, either at all or within anticipated timeframes because, although other product candidates may target different indications, the underlying proprietary platform, manufacturing process and development process is the same for all of our product candidates. Accordingly, a failure in any one program may affect the ability to obtain regulatory approval to continue or conduct clinical programs for other product candidates.

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
•
obtaining institutional review board, or IRB, approval at each clinical trial site;
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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such clinical trials are being conducted, by the data safety monitoring board for such clinical trial or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical trial protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from the product candidates, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

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

Health epidemics in regions where we have concentrations of potential clinical trial sites or other business operations could adversely affect our business, including by causing significant disruption in the operations of third parties upon whom we rely. For example, the COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting employees, patients, communities and business operations, as well as the U.S. economy and financial markets. Our headquarters is located in the Greater Boston Area. In addition, several of our third party suppliers and contractors are located in countries and regions that have been negatively impacted by the COVID-19 global pandemic. In March 2020, the U.S. government imposed bans and restrictions on travel between the United States, Asia and certain other continents and countries and other countries have restricted travel to and from the United States. Although, the Commonwealth of Massachusetts has permitted businesses to re-open, and we have implemented what we believe to be a reasonable protocol to ensure the safety and wellbeing of employees returning to the office, these measures may not be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. The effects of our policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of any current or future restrictions and other limitations on our ability to conduct our business in the ordinary course. In connection with these measures, we may be subject to claims based upon, arising out of or related to COVID-19 and our actions and responses thereto, including any determinations that we may make to continue to operate or to re-open our facilities where permitted by applicable law. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, financial condition, results of operations and growth prospects.

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

We rely on third parties to manufacture inputs to product candidates or may rely on third parties to produce and process our product candidates.

We have established facilities to manufacture our clinical scale product candidates for our Phase 1 and Phase 2 clinical trials for our current product candidates. However, we rely on outside vendors to manufacture supplies for our manufacturing process, and we expect to rely on outside vendors to manufacture our product candidates for registration-enabling additional clinical trials as well as commercial sales. We have not yet caused any product candidates to be manufactured or processed on a commercial scale and may not be able to do so for any of our product candidates. We plan to make changes as we work to optimize the manufacturing process. For example, we may switch or be required to switch from research-grade materials to commercial-grade materials in order to get regulatory approval of our product candidates, which could delay regulatory approval, if any. We cannot be sure that even minor changes in the process will result in therapies that are safe and effective and licensed for commercial sale. In addition, changes in the manufacturing process may result in the need to conduct additional bridging clinical trials to demonstrate product comparability.

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

The preliminary results of clinical trials with smaller sample sizes can be disproportionately influenced by various biases associated with the conduct of small clinical trials, such as the potential failure of the smaller sample size to accurately depict the features of the broader patient population, which limits the ability to generalize the results across a broader community, thus making the clinical trial results less reliable than clinical trials with a larger number of patients. As a result, there may be less certainty that such product candidates would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials, we may not achieve a statistically significant result or the same level of statistical significance, if any, that we might have anticipated based on the results observed in our initial clinical trials. In addition, patients who are undergoing allogeneic hematopoietic cell transplantation are very sick and may pass away from complications of their standard clinical transplantation thus making it difficult to ascertain the beneficial effects of the added T cell therapy. Further, toxicities of the T cell therapy would be difficult to distinguish from the toxicity of the transplantation itself.

Allogeneic hematopoietic stem cell transplantation is a high-risk procedure that may result in complications or adverse events for patients in our clinical trials not related to the use of our products or for patients that use any of our product candidates, if approved.

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

We submitted Investigational New Drug, or IND, applications with the U.S. Food and Drug Administration, or FDA, for each of TSC-100 and TSC-101 in the fourth quarter of 2021. The FDA has cleared the IND for TSC-100 while the IND for TSC-101 remains on clinical hold pending additional assessment of the potential for off-tumor reactivity in certain tissues. We are currently advancing five solid tumor programs: TSC-200 is in IND-enabling activities; TSC-204 is advancing to IND-enabling studies; and TSC-201, TSC-202, and TSC-203 are in lead optimization. We expect to submit two IND applications for our solid tumor TCR-T therapy candidates in the second half of 2022, with additional IND applications expected to be submitted in 2023. However, we may not be able to file such INDs on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs.

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities, including IRBs, to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of subjects and limited duration of exposure, rare and severe side effects of our product candidates may only be uncovered with a significantly larger number of patients exposed to the drug. Because of the design of the dose escalation of our planned Phase 1 clinical trials, undesirable side effects could also result in an expansion in the size of our clinical trials, increasing the expected costs and timeline of our clinical trials. Additionally, results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics, which may stem from our therapies specifically or may be due to an illness from which the clinical trial subject is suffering.

For example, there could be an increased risk of graft-versus-host disease, or GvHD, with our TCR-T therapy in the post-HCT setting. GvHD is a common toxicity in patients undergoing allogeneic hematopoietic stem cell transplantation, the focus of our liquid tumor program. GvHD occurs because donor T cells, which are part of the standard stem cell product, misrecognize antigens in the patient as foreign and attack tissues and organs that express those antigens. GvHD may be worsened by our TCR-T therapy candidates because they are derived from donor T cells. While the engineered T cells express a new T cell receptor that is specific for the intended target antigen and is not expected to cause GvHD, those T cells may have low levels of endogenous T cell receptors that have the potential to misrecognize patient antigens as foreign and worsen GvHD.

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

If unacceptable toxicities arise in the development of our product candidates, we could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities, or local regulatory authorities such as IRBs, could order us to cease clinical trials. Competent national health authorities, such as the FDA, could also deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from T cell therapy are not normally encountered in the general patient population and by medical personnel. We expect to have to train medical personnel using our product candidates to understand the side effect profile of our product candidates for both our planned clinical trials and upon any commercialization of any product candidates, if licensed. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient deaths. Any of these occurrences may significantly harm our reputation as well as business, financial condition and prospects.

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

Our product candidates may target healthy cells expressing target antigens, leading to potentially fatal adverse effects.

Our product candidates target specific antigens that are also potentially expressed on healthy cells. Our product candidates may target healthy cells, leading to serious and potentially fatal adverse effects. In our planned clinical trials of our product candidates, we plan to use a dose escalation model to closely monitor the effect of our product candidates on vital organs and other potential side effects. Even though we intend to closely monitor the side effects of our product candidates in both preclinical studies and clinical trials, we cannot guarantee that products will not target and kill healthy cells.

Our product candidates may have serious and potentially fatal cross-reactivity to other peptides or protein sequences within the body.

Our product candidates may recognize and bind to a peptide unrelated to the target antigen to which it is designed to bind. If this peptide is expressed within normal tissues, our product candidates may target and kill the normal tissue in a patient, leading to serious and potentially fatal adverse effects. Detection of any cross-reactivity may halt or delay any ongoing clinical trials for any TCR-T therapy candidate and prevent or delay regulatory approval. Unknown cross-reactivity of the TCR-T binding domain to related proteins could also occur. We have also developed a preclinical screening process to identify cross-reactivity of T cell binders. Any cross-reactivity that impacts patient safety could materially impact our ability to advance our product candidates into clinical trials or to proceed to marketing approval and commercialization.

The vectors used to manufacture our TCR-T therapies may incorrectly modify the genetic material of a patient’s T cells, potentially triggering the development of a new cancer or other adverse events.

Our TCR-T therapy candidates are manufactured by using a vector to insert genetic information encoding the TCR construct into the patient’s T cells. The TCR construct is then integrated into the natural TCR complex and transported to the surface of the patient’s T cells. Because the vector modifies the genetic information of the T cell, there is a risk that modification will occur in the wrong place in the T cell’s genetic code, leading to vector-related insertional oncogenesis, and causing the T cell to become cancerous. If the cancerous T cell is then administered to the patient with the TCR-T therapy candidates, the cancerous T cell could trigger the development of a new cancer in the patient. We use non-viral transposon / transposase to insert genetic information into T cells. The risk of insertional oncogenesis remains a concern and we cannot assure that it will not occur in any of our ongoing or planned clinical trials. There is also the potential risk of delayed adverse events following exposure to cell therapy products due to persistent biological activity of the genetic material or other components of vectors used to carry the genetic material. The FDA has stated that vectors possess characteristics that may pose high risks of delayed adverse events. Non-viral transposon/transposase systems have limited clinical history and such their safety profile is still to be determined. If any such adverse events occur, further advancement of our preclinical studies or clinical trials could be halted or delayed, which would have a material adverse effect on our business and operations.

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
•
for our liquid tumor program, the ability to find a donor who has to be mismatched with the patient either for the HLA type or the minor antigen type to ensure that the engineered T cell therapy does not recognize donor-derived blood cells;
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
•
risk that patients enrolled in clinical trials will drop out of the clinical or pass away from disease-related complications or complications from their standard clinical therapy before they can experience benefits of the engineered T cell therapy; and
•
for patients in our solid tumor program, the patients need for sufficient T cells in order for the engineered T cell product to be manufactured from their autologous T cells.

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

A key element of our strategy is to use our TScan technology discovery platform to discover the targets of T cells in oncology, autoimmune and infectious disease applications to build a pipeline of novel product candidates. We and our collaborators are simultaneously pursuing clinical development of multiple product candidates developed employing our TCR technologies.

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

The market opportunities for our product candidates may be relatively small as they will be limited to those patients who are ineligible for or have failed prior treatments and our estimates of the prevalence of our target patient populations may be inaccurate.

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

In addition, although our product candidates differ in certain ways from other TCR-T therapy approaches, serious adverse events or deaths in other clinical trials involving engineered TCR, or other T cell products or with our use of licensed TCR-T therapy candidates, even if not ultimately attributable to our product candidates, could result in increased government regulation, unfavorable public perception and publicity, potential regulatory delays in the testing or licensing of our product candidates, stricter labeling requirements for those product candidates that are licensed, and a decrease in demand for any such product candidates.

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

We expect significant competition from a number of other cell therapy companies, including those with target discovery platforms, including Kite Pharma Inc., a subsidiary of Gilead, Inc., Adaptimmune Therapeutics, Plc., Juno Therapeutics, Inc., a subsidiary of Bristol-Myers Squibb, Inc., Iovance Biotherapeutics, Inc., Achilles Therapeutics plc, Geneos Therapeutics, Inc., PACT Pharma, Inc., Celyad, S.A., Fate Therapeutics, Inc., Nkarta, Inc., Medigene AG, Alaunos Therapeutics, Inc., Bayer AG, Novartis AG, Selecta Biosciences, Inc., TCR2 Therapeutics Inc., Adaptive Therapeutics, Inc., Immatics US, Inc., Lyell Immunopharma, Inc., Allogene Therapeutics, Inc., Sana Biotechnology, Inc., 3T Biosciences, Inc., Regeneron Pharmaceuticals, Inc. and Marker Therapeutics, Inc. Even if we obtain regulatory approval of our product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances. Moreover, the development and manufacturing costs associated with engineered T cell therapies may make it difficult to compete with alternative products that may be simpler and cheaper to develop and manufacture.

Our internal computer systems, or those used by our third party CROs or other contractors or consultants, may fail or suffer security breaches or other unauthorized or improper access, which could result in a material disruption of the development programs of our product candidates.

Despite the implementation of security measures, our internal computer systems and those of our current and future CROs and other contractors and consultants are vulnerable to a variety of disruptions and data privacy and information security incidents, including data breaches, attacks by hackers and other malicious third parties (including the deployment of computer viruses, malware, ransomware, denial-of-service attacks, social engineering, and other events that affect service reliability and threaten the confidentiality, integrity, and availability of information), unauthorized access, natural disasters, fires, terrorism, war, telecommunications or electrical interruptions or failures, employee error or malfeasance or other malicious or inadvertent disruptions. For example, the ongoing conflict between Russia and Ukraine has led to an increase in cyberattacks on the Ukraine, including its government, companies, institutions and people, as well on the financial and communications infrastructure of other countries, companies and individuals therein. Additionally, the increased usage of computers operated on home networks due to shelter-in-place, stay-at-home advisories or similar restrictions related to the COVID-19 pandemic may make our or our partners’ systems more susceptible to security breaches. While we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of data from completed or future preclinical studies and clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, to the extent we rely on third parties for the manufacture of our product candidates and to conduct clinical trials, similar events relating to their computer systems could also have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The process of manufacturing and administering our product candidates is complex and highly regulated. The manufacture of our product candidates involves complex processes, including the manufacture of a transposon containing the genetic information for our TCR construct, a transposase used to insert the transposon genetic information into the T cell genome, and manufacturing operations to ensure the safety, integrity, strength, purity, and quality of the final product. More specifically, the manufacture of our product candidates includes harvesting white blood cells from the patient, isolating certain T cells from the white blood cells, combining patient T cells with our delivery vector through a process known as transduction, selection of modified T cells from the population, expanding the selected transduced T cells to obtain the desired dose, aseptically filling product into vessels suitable for storage, distribution, and clinical dosing, and ultimately infusing the modified T cells back into the patient’s body. As a result of the complexities entailed in this process, our manufacturing and supply costs will be higher than those at more traditional manufacturing processes and the manufacturing process is less reliable and more difficult to reproduce. Additionally, the number of facilities that are capable of harvesting patients’ cells for the manufacture of our product candidates and other autologous cell therapy products and product candidates is limited. As the number of autologous cell therapy products and product candidates increases, the limited number of facilities capable of harvesting patients’ cells could result in delays in the manufacture and administration of our product candidates.

Although we have expanded our existing manufacturing facility, we currently rely on third parties for the manufacture of our vector and other components of our manufacturing process. These third party manufacturers may incorporate their own proprietary processes into our components. We have limited control and oversight of a third party’s proprietary process, and a third party may elect to modify its process without our consent or knowledge. These modifications could negatively impact our manufacturing, including product loss or failure that requires additional manufacturing runs or a change in manufacturer, both of which could significantly increase the cost of and significantly delay the manufacture of our product candidates. In addition, we are currently reliant on a single manufacturer for our transposon and transposase, and many of the critical raw materials and reagents used in the process are single or sole source. These third party providers may not be able to provide adequate resources, capacity to meet our needs, timely delivery of material, or may change internal processes or specifications that adversely affect our process or product candidates.

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

Developing a commercially viable process is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, increased costs, potential problems with process scale-out or scale-up, process reproducibility, stability issues, lot consistency, facility suitability or capacity, staffing, and availability of reagents or raw materials. Competitors have had difficulty reliably producing T cell therapies in the commercial setting. If we experience similar challenges manufacturing product candidates to approved specifications, this may limit our product candidates’ utilization and our ability to receive payment for these product candidates once approved. We may ultimately be unable to reduce the expenses associated with our product candidates to levels that will allow us to achieve a profitable return on investment.

We have expanded our existing manufacturing facility and infrastructure in lieu of relying solely on third parties for the manufacture of our product candidates for certain clinical purposes and the use of third party manufacturing suites, which will be costly and time-consuming.

We have expanded our existing manufacturing capacity to support our Phase 1 and Phase 2 clinical trials for our current product candidates. We have no prior experience as a company in setting up, building or managing a manufacturing facility or manufacturing suite, and may never be successful in developing our own manufacturing suite, manufacturing facility or manufacturing capability. We will need to hire additional personnel to manage our operations and facilities and develop the necessary infrastructure to continue the research and development, and eventual commercialization, if licensed, of our product candidates. If we fail to recruit the required personnel, manage our growth effectively, have inadequate facility design or construction, or fail to select the correct location, the development and production of our product candidates could be curtailed or delayed. Although we have established a manufacturing facility, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, design or construction flaws, labor shortages, supply disruptions, natural disasters, power failures and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

In addition, the FDA, the European Medicines Agency, or EMA, and other foreign regulatory authorities may require us to submit samples of any lot of any licensed product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA, the EMA or other foreign regulatory authorities may require that we not distribute a lot until the relevant agency authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls, or inability to manufacture product in the future. Lot failures or product recalls could cause us to delay or forgo product launches or clinical trials, which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects. Problems in our manufacturing process could restrict our ability to meet market demand for our product candidates.

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

We have not previously submitted a Biologics License Application, or BLA, to the FDA or similar licensure applications to comparable foreign regulatory authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety, purity, and potency for each desired indication. The BLA must also include significant information regarding the manufacturing controls for the product. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and licensure may not be obtained.

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
•
adding new clinical trial sites; or
•
manufacturing sufficient quantities of qualified materials under cGMPs, including current good tissue practices, or cGTPs, and applying them on a subject by subject basis for use in clinical trials.

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

Securing regulatory approval also requires the submission of information about the biologic manufacturing process and inspection of manufacturing facilities by the relevant regulatory authority. The FDA or comparable foreign regulatory authorities may fail to approve our manufacturing processes or facilities, whether run by us or our CMOs. In addition, if we make manufacturing changes to our product candidates in the future, we may need to conduct additional preclinical or clinical studies to bridge our modified product candidates to earlier versions.

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

We may seek orphan drug status for some of our current or future product candidates, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug status, including market exclusivity, which may cause our revenue, if any, to be reduced.

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

We may seek orphan drug designation for our current or future product candidates in additional orphan indications in which there is a medically plausible basis for the use of these products. Even if we obtain orphan drug designation, exclusive marketing rights in the United States may be limited if we seek licensure for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, although we intend to seek orphan drug designation for other product candidates, we may never receive such designations.

On August 3, 2017, the Congress passed the FDA Reauthorization Act of 2017, or FDARA. FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The new legislation reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

A Breakthrough Therapy designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We plan to seek a Breakthrough Therapy designation for our current or future product candidates and may seek Breakthrough Therapy designation for some or all of our future product candidates. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug, or biologic, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Biologics designated as breakthrough therapies by the FDA may also be eligible for other expedited approval programs, including Accelerated Approval.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or licensure compared to candidate products considered for licensure under non-expedited FDA review procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the product no longer meets the conditions for qualification. Thus, even though we intend to seek Breakthrough Therapy designation for some or all of our current or future product candidates for the treatment of various cancers, there can be no assurance that we will receive breakthrough therapy designation.

A Fast Track designation by the FDA, even if granted for any of our current or future product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation for a particular indication. We plan to seek Fast Track designation for our current or future product candidates and may seek Fast Track designation for certain of our future product candidates, but there is no assurance that the FDA will grant this status to any of our proposed product candidates. Marketing applications filed by sponsors of products in Fast Track development may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant Fast Track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive Fast Track designation, we may not experience a faster development process, review or licensure compared to conventional FDA procedures, and receiving a Fast Track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any Fast Track designation at any time.

Accelerated approval by the FDA, even if granted for any of our current or future product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We plan to seek approval of our current or future product candidates and may seek approval of future product candidates using FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate FDA approval.

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

In addition, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. The United Kingdom is no longer part of the European Single Market and European Union Customs Union. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland will continue to be subject to European Union rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law of the body of European Union law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

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

Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety, potency and purity of the product candidate. The FDA may also require a risk evaluation and mitigation strategy in order to license our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs, cGTPs and good clinical practices, or GCPs, for any clinical trials that we conduct post-licensure. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our manufacturing processes (or those of third parties we engage), or failure to comply with regulatory requirements, may result in, among other things:

•
restrictions on the marketing or manufacturing of our product candidates, withdrawal of the product from the market or voluntary or mandatory product recalls;

•
revisions to the labeling, including limitation on approved uses or the addition of additional warnings, contraindications or other safety information, including boxed warnings;
•
imposition of a risk evaluation and mitigation strategy, which may include distribution or use restrictions;
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

The insurance coverage and reimbursement status of newly approved products is uncertain. Our product candidates may become subject to unfavorable pricing regulations, third party coverage and reimbursement practices, or healthcare reform initiatives, which would harm our business. Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.

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

In the United States and markets in other countries, patients generally rely on third party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments such as cell therapy products. Sales of these or other product candidates that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third party payors. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

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

There is also significant uncertainty related to the insurance coverage and reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. In the United States, the principal decisions about reimbursement for new medicines are typically made by Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. No uniform policy of coverage and reimbursement for products exists among third party payors and coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours. Reimbursement agencies in Europe may be more conservative than CMS. For example, a number of cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European countries. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale, and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products we may develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize product candidates, and our overall financial condition.

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

In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or the Affordable Care Act, was signed into law, intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. For example, legislation informally titled the Tax Cuts and Jobs Acts, or TCJA, was enacted, which, among other things, removed penalties for not complying with the individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the Affordable Care Act are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear when the Supreme Court will make a decision. It is also unclear how other efforts to challenge, repeal or replace the Affordable Care Act will affect the law or our business.

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

Regulatory requirements in the United States and abroad governing cell therapy products have changed frequently and may continue to change in the future. The FDA has established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research to consolidate the review of cell therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee, among others, to advise this review. Recently, the National Institutes of Health proposed to revise its guidelines for overseeing cell therapy research, including deleting the protocol registration and reporting requirements for certain therapies and eliminating Recombinant DNA Advisory Committee review and reporting requirements for human gene transfer research.

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

Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. In July 2021, the FDA began the gradual transition into standard operational levels for domestic surveillance inspections. In November 2021, the FDA announced that it is currently developing a plan for resuming prioritized foreign inspections, including surveillance and application-related inspections, starting in February 2022. As of September 2021, ongoing travel restrictions and other uncertainties continue to impact oversight operations. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.

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

In the United States, various federal and state regulators, including governmental agencies like the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act of 2018, or CCPA, which increases privacy rights for California residents and imposes obligations on companies that process their personal information and meet certain revenue or volume processing thresholds, came into effect on January 1, 2020, and was further amended by the California Privacy Rights Act, or CPRA, on November 3, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California residents and provide such residents new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CPRA significantly modifies the CCPA by expanding residents’ rights with respect to certain personal information and creates a new state agency to oversee implementation and enforcement efforts. Many of the CPRA’s provisions will become effective on January 1, 2023. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches. This private right of action may increase the likelihood of, and risks associated with, data breach litigation, including class action litigation. In addition, laws in all 50 U.S. states require businesses to provide notice to individuals if certain of their personal information has been disclosed as a result of a qualifying data breach. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we may likely become subject, if enacted.

Internationally, laws, regulations and standards in many jurisdictions apply broadly to the collection, use, retention, security, disclosure, transfer, marketing or other processing of personal data. For example, the EU General Data Protection Regulation, or GDPR, which became effective on May 25, 2018, is wide-ranging in scope and imposes numerous requirements on companies that process personal data. Specifically, the GDPR greatly increased the European’s Commission’s jurisdictional reach of its data privacy and security laws and introduced a broad array of requirements for handling personal data, including, for example, requirements to establish a legal basis for processing, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals, a strengthened individual data rights regime, requirements to implement safeguards to protect the security and confidentiality of personal data that requires the adoption of administrative, physical and technical safeguards, shortened timelines for data breach notifications to appropriate data protection authorities or data subjects, limitations on retention and secondary use of information, increased requirements pertaining to health data and obligations to take certain measures when engaging third party processors in connection with the processing of personal data. EU member states are tasked under the GDPR to enact, and have enacted, certain implementing legislation that adds to and/or further interprets the GDPR requirements and potentially extends our obligations and potential liability for failing to meet such obligations. The GDPR, together with national legislation, regulations and guidelines of the EU member states governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, use, retain, disclose, transfer and otherwise process personal data. In particular, the GDPR also imposes strict obligations, restrictions and rules concerning the rights of individuals to whom the personal data relates, the transfer of personal data to countries outside the European Economic Area, including the United States, security breach notifications and the security and confidentiality of personal data. The GDPR permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater, and other administrative penalties. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. Following the withdrawal of the United Kingdom from the European Union, data privacy and security laws that are substantially similar to the GDPR are in effect in the United Kingdom, which carry similar risks and authorize similar fines for certain violations.

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

Given the early stage of development of our product candidates, our patent portfolio is similarly at a very early stage. In particular, we do not own or exclusively license any issued patents and all of the patent applications we own are provisional applications. Accordingly, our current patent rights do not provide us any legal right to prevent third parties from competing with us in any way. If we do not obtain meaningful patent coverage for our product candidates, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment, competitors may be able to erode or negate any competitive advantage we may have, which would likely harm our business and ability to achieve profitability. To establish our proprietary position, we have filed provisional patent applications in the United States related to our novel product candidates that are important to our business, and we have exclusively licensed certain patent applications from The Brigham and Women’s Hospital, Inc., or BWH; we may in the future also license or purchase issued patents or pending patent applications filed by others. U.S. provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing of one or more of our related provisional patent applications. With regard to such U.S. provisional patent applications, if we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. While we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any such patent applications will result in the issuance of patents that provide us with any competitive advantage. If we are unable to secure or maintain patent protection with respect to our antibody technology and any proprietary products and technology we develop, our business, financial condition, results of operations, and prospects could be materially harmed.

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

The patent prosecution process is complex, expensive, time-consuming and inconsistent across jurisdictions. We may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent rights at a commercially reasonable cost or in a timely manner. In addition, we do not intend to pursue, and may not obtain, patent protection in all potentially relevant markets. It is possible that we will fail to identify important patentable aspects of our research and development efforts in time to obtain appropriate or any patent protection or fail to file patent applications covering inventions made in the course of development and commercialization activities before a competitor or another third party files a patent application covering, or publishes information disclosing, a similar, independently developed invention. Such competitor’s or other third party’s patent application may pose obstacles to our ability to obtain patent protection or limit the scope of the patent protection we may obtain. While we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development efforts, including for example, our employees, corporate collaborators, external academic scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby endangering our ability to seek patent protection. In addition, publications of discoveries in the scientific and scholarly literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Consequently, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned or in-licensed patent rights and patent applications or were the first to file for patent protection on the inventions claimed in our pending patent applications.

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

The issuance or grant of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents we may obtain in the future may be challenged, invalidated, narrowed or held to be enforceable, including in the courts or patent offices in the United States and abroad, or circumvented. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, but which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. We may become subject to a third party pre-issuance submission of prior art or opposition, derivation, revocation, re-examination, post-grant and inter partes review, or interference proceeding and other similar proceedings challenging any patent rights we may obtain in the future or the patent rights of others, including based on priority of invention or other features of patentability, in the U.S. Patent and Trademark Office, or USPTO, or other foreign patent office. An unfavorable determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, any patent rights we may obtain in the future, allow third parties to use or commercialize our technology or product candidates and compete directly with us, without payment to us (as they can now), or extinguish our ability to manufacture or commercialize product candidates without infringing third party patent rights. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock.

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

We are a party to technology licenses, including in-license agreements with BWH and Provincial Health Services Authority, and we may enter into additional licenses in the future. Such licenses do, and may in the future, impose commercial, contingent payment, royalty, insurance, indemnification, and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate the license, in which event we could lose valuable rights under our collaboration agreements and our ability to develop product candidates could be impaired. Additionally, should any such license agreement be terminated for any reason, there may be a limited number of replacement licensors, and a significant amount of time may be required to transition to a replacement licensor.

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

Currently, our patent applications are directed to our TCR-T therapy candidates and accompanying technologies. We seek or plan to seek patent protection for our proprietary platform and product candidates by filing and prosecuting patent applications in the United States and other countries as appropriate. As of March 31, 2022, our patent portfolio consisted of one patent family exclusively licensed from BWH, which family includes one pending U.S. non-provisional patent application and six pending foreign non-provisional patent applications directed to a granzyme B (GzB)-based antigen screening technology platform compositions of matter and certain screening methods thereof, and seven patent families encompassing an aggregate of 16 U.S. provisional patent applications. The claims of these patent applications are drawn to subject matter in the following main technology areas: certain compositions of matter directed to SARS-CoV-2 immunodominant antigens, anti-SARS-CoV-2 TCRs, anti-SARS-CoV-2 vaccines, anti-HA-1 TCRs (including the TSC-100 TCR-T therapy candidate), anti-HA-2 TCRs (including the TSC-101 TCR-T therapy candidate), TCRs targeting the antigen of TSC-201, and certain therapeutic and diagnostic uses thereof, as well as a phospholipid scrambling reporter-based T cell antigen screening platform and certain screening methods thereof. Any patents that may issue from any non-provisional patent applications claiming priority to these provisional patent applications would be expected to expire on various dates from 2038 through 2042, in each case without taking into account any possible patent term adjustments or extensions.

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

In addition to the protection afforded by any patent rights we may obtain, we seek to rely on trade secret protection, confidentiality agreements, and license agreements to protect our proprietary know-how, information, technology and other proprietary information that is not patentable, processes for which patents are difficult to enforce and any other elements of our product discovery and development processes that involve proprietary know-how, information, or technology that we have not sought to protect through patent applications. For example, significant elements of our product candidates, including aspects of sample preparation, methods of manufacturing, cell culturing conditions, computational-biological algorithms, and related processes and software, are based on unpatented trade secrets that are not publicly disclosed. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements generally provide that all confidential information concerning our business or financial affairs developed or made known to the individual or entity during the course of the party’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual, and which are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property. In addition, we take other appropriate precautions, such as physical and technological security measures, to guard against misappropriation of our proprietary technology by third parties. Despite these measures, we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. Courts outside the United States are sometimes less willing to protect trade secrets. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we choose to go to court to stop a third party from using any of our trade secrets, we may incur substantial costs. These lawsuits may consume our time and other resources even if we are successful. If we are unable to prevent unauthorized disclosure of our material intellectual property to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results and financial condition. For more information, see “Risk Factors—Risks Related to Our Intellectual Property—We have limited foreign intellectual property rights and may not be able to protect our intellectual property rights throughout the world.”

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

Because additional product candidates may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, while we have certain patent rights directed to certain TCR constructs, we may not be able to obtain intellectual property to broad T cell or TCR-T constructs.

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

Filing, prosecuting and defending patents on product candidates in all countries throughout the world can be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws in the United States, and we may encounter difficulties in protecting and defending such rights in foreign jurisdictions. Consequently, we may not be able to prevent third parties from practicing our inventions in some or all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors or other third parties may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may also export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as in the United States. These products may compete with our product candidates and our patent rights or other intellectual property rights may not be effective or sufficient to prevent them from competing. In addition, certain countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to other parties. Furthermore, many countries limit the enforceability of patents against other parties, including government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of any patents. Most of our patent portfolio is at the very early stage. We will need to decide whether, and in which jurisdictions, to pursue protection for the various inventions in our portfolio prior to applicable filing deadlines.

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

Our collaboration agreements may grant our collaborators exclusive rights under certain of our intellectual property, and may therefore preclude us from entering into collaborations with others relating to the same or similar compounds, therapeutic targets, indications or diseases. For example, our existing Novartis Agreement grants Novartis options to obtain exclusive, worldwide licenses to certain target antigens identified in performance of such agreement and corresponding T cell receptors for such target antigens. In addition, our collaboration agreements may place restrictions or additional obligations on our ability to license additional compounds in different indications, targets, diseases or geographical locations. If we fail to comply with or breach any provision of a collaboration agreement, a collaborator may have the right to terminate, in whole or in part, such agreement or to seek damages. Many of our collaborators also have the right to terminate the collaboration agreement for convenience. For example, Novartis may terminate its collaboration and license agreement with us at any time for any or no reason upon 90 days’ notice. If a collaboration agreement is terminated, in whole or in part, we may be unable to continue the development and commercialization of the applicable product candidates, and even if we are able to do so, such efforts may be delayed and result in additional costs.

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

We have added manufacturing capacity at our facilities in Waltham, but the build-out and staffing of the manufacturing suite may be delayed and the suite may never become operational. We have not yet caused our product candidates to be manufactured or processed on a commercial scale and may not be able to do so for any of our product candidates.

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

As of March 31, 2022, we had 104 full-time employees and 1 part-time employee. As our development and commercialization plans and strategies develop, and as we continue operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income may be limited. As a result of our initial public offering, our most recent private placements and other transactions that have occurred over the past three years, we may have experienced, an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2021, we had U.S. federal net operating loss carryforwards of $17.6 million and U.S. federal research and development tax credit carryforwards of $1.5 million that expire through 2040 and which could be limited if we experience an “ownership change.” The reduction of the corporate tax rate under the TCJA may cause a reduction in the economic benefit of our net operating loss carryforwards and other deferred tax assets available to us. Under the TCJA, federal net operating losses generated after December 31, 2017 will not be subject to expiration.

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
•
the economy as a whole and market conditions in our industry, including conditions resulting from the COVID-19 pandemic; or the ongoing conflict in Ukraine;
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

Substantial amounts of our outstanding shares may be sold into the market. If there are substantial sales of shares of our common stock, the price of our common stock could decline.

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

As of March 31, 2022, our executive officers, directors, and entities affiliated with such persons beneficially owned, in the aggregate, approximately 27% of our outstanding voting stock and approximately 21% of our outstanding common stock. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders, oppose them. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you or other stockholders may feel are in your or their best interest as one of our stockholders. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

In addition, we entered into a nominating agreement with Baker Brothers Life Sciences, L.P. and 667, L.P., collectively, the BBA Funds), which was subsequently amended and restated on April 22, 2021, pursuant to which, among other things, we agreed to support the nomination of, and cause our board of directors (or the nominating committee thereof) to include in the slate of nominees recommended to our stockholders for election as directors at each annual or special meeting of our stockholders at which directors are to be elected, one person designated from time to time by the BBA Funds, subject to the requirements of fiduciary duties under applicable law and the terms and conditions of such nominating agreement. The agreement only applies for the three years following our initial public offering, as long as (1) the BBA Funds and their affiliates, collectively, beneficially own at least 75% of the shares of our common stock issued upon conversion of the Series C convertible preferred stock purchased by the BBA Funds in our Series C convertible preferred stock financing, and (2) the BBA Funds and their affiliates, collectively, beneficially own at least 2% of our then outstanding voting common stock.

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

We will have broad discretion in the application of our cash and cash equivalents, including working capital and other general corporate purposes, and our stockholders may disagree with how we spend or invest these proceeds. We may spend our funds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could adversely affect our business and financial condition. Pending their use, we may invest our cash and cash equivalents in a manner that does not produce income or that loses value. These investments may not yield a favorable return to our stockholders.

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

4.4

Description of the Registrant’s securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2022).

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

TScan Therapeutics, Inc.

Date: May 12, 2022	By:	/s/ David Southwell
David Southwell
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Brian Silver
Brian Silver
Chief Financial Officer (Principal Financial and Accounting Officer)