Form 10-Q
period 2022-06-30
TScan Therapeutics, Inc.
filed 2022-08-10
CIK 1783328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 3, 2022, the registrant had 18,929,834 shares of voting common stock, $0.0001 par value per share, and 5,143,134 shares of non-voting common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TScan Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$125,603	$161,405
Prepaid expenses and other current assets	3,757	4,249
Total current assets	129,360	165,654
Property and equipment, net	10,803	11,765
Right-of-use assets	4,750	5,491
Prepaid rent	2,299	-
Restricted cash	5,037	5,031
Long-term deposit	166	166
Total assets	$152,415	$188,107
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,096	$1,765
Accrued expenses and other current liabilities	4,158	6,517
Operating lease liability, current portion	1,746	1,651
Deferred revenue, current portion	8,170	11,410
Total current liabilities	17,170	21,343
Deferred revenue, net of current portion	-	1,497
Operating lease liability, net of current portion	3,496	4,392
Other long-term liabilities	97	97
Total liabilities	20,763	27,329
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Voting common stock, $0.0001 par value; 300,000,000 shares authorized; 18,929,834 and 18,881,333 shares issued; and 18,929,834 and 18,764,463 shares outstanding at June 30, 2022 and December 31, 2021, respectively	2	2
Non-voting common stock, $0.0001 par value; 10,000,000 shares authorized; 5,143,134 shares issued and outstanding	1	1
Additional paid-in capital	255,060	252,933
Accumulated deficit	(123,411)	(92,158)
Total stockholders' equity	131,652	160,778
Total liabilities and stockholders' equity	$152,415	$188,107

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TScan Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Collaboration and license revenue	$4,056	$2,848	$7,077	$4,875
Operating expenses:
Research and development	14,494	10,801	29,184	18,140
General and administrative	4,808	2,726	9,302	5,332
Total operating expenses	19,302	13,527	38,486	23,472
Loss from operations	(15,246)	(10,679)	(31,409)	(18,597)
Other income:
Interest and other income, net	149	5	156	11
Net loss	$(15,097)	$(10,674)	$(31,253)	$(18,586)
Net loss per share, basic and diluted	$(0.63)	$(7.69)	$(1.30)	$(14.25)
Weighted average common shares outstanding—basic and diluted	24,063,677	1,387,973	24,019,406	1,303,899

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TScan Therapeutics, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(Unaudited)

							Additional		Total
	Convertible Preferred Stock		Common Stock		Non-voting Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at March 31, 2021	15,616,272	$159,411	1,304,789	$1	-	$-	$1,522	$(51,445)	$(49,922)
Issuance of Series C convertible preferred stock (net of issuance costs of $270)	-	-	-	-	-	-	-	-	-
Exercise of stock options	-	-	27,378	-	-	-	63	-	63
Vesting of restricted common stock	-	-	87,652	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	503	-	503
Net loss	-	-	-	-	-	-	-	(10,674)	(10,674)
Balances at June 30, 2021	15,616,272	$159,411	1,419,819	$1	-	$-	$2,088	$(62,119)	$(60,030)
Balances at March 31, 2022	-	$-	18,888,085	$2	5,143,134	$1	$254,005	$(108,314)	$145,694
Exercise of stock options	-	-	12,530	-	-	-	31	-	31
Vesting of restricted common stock	-	-	29,219	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	1,024	-	1,024
Net loss	-	-	-	-	-	-	-	(15,097)	(15,097)
Balances at June 30, 2022	-	$-	18,929,834	$2	5,143,134	$1	$255,060	$(123,411)	$131,652

							Additional		Total
	Convertible Preferred Stock		Common Stock		Non-voting Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at January 1, 2021	7,063,104	$59,681	1,135,858	$1	-	$-	$1,070	$(43,533)	$(42,462)
Issuance of Series C convertible preferred stock (net of issuance costs of $270)	8,553,168	99,730	-	-	-	-	-	-	-
Exercise of stock options	-	-	108,656	-	-	-	170	-	170
Vesting of restricted common stock	-	-	175,305	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	847	-	847
Net loss	-	-	-	-	-	-	-	(18,586)	(18,586)
Balances at June 30, 2021	15,616,272	$159,411	1,419,819	$1	-	$-	$2,088	$(62,119)	$(60,030)
Balances at January 1, 2022	-	$-	18,764,463	$2	5,143,134	$1	$252,933	$(92,158)	$160,778
Exercise of stock options	-	-	48,501	-	-	-	119	-	119
Vesting of restricted common stock	-	-	116,870	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	2,008	-	2,008
Net loss	-	-	-	-	-	-	-	(31,253)	(31,253)
Balances at June 30, 2022	-	$-	18,929,834	$2	5,143,134	$1	$255,060	$(123,411)	$131,652

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TScan Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(31,253)	$(18,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,402	1,130
Stock-based compensation	2,008	847
Changes in current assets and liabilities:
Prepaid expenses and other assets	492	(2,219)
Prepaid rent	(1,388)	-
Right-of-use assets and lease liabilities, net	(60)	40
Accounts payable	1,232	1,593
Accrued expense and other liabilities	(2,187)	(325)
Deferred revenue	(4,737)	(3,137)
Net cash used in operating activities	(33,491)	(20,657)
Cash flows from investing activities:
Purchases of property and equipment	(2,424)	(6,877)
Net cash used in investing activities	(2,424)	(6,877)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	-	99,730
Proceeds from exercise of stock options	119	170
Payment of deferred offering costs	-	(960)
Net cash provided by financing activities	119	98,940
Net (decrease) increase in cash, cash equivalents and restricted cash	(35,796)	71,406
Cash, cash equivalents, and restricted cash - beginning of period	166,436	35,386
Cash, cash equivalents, and restricted cash - end of period	$130,640	$106,792
Summary of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:
Cash and cash equivalents	125,603	106,197
Restricted cash	5,037	595
Total cash, cash equivalents, and restricted cash	$130,640	$106,792
Supplemental cash flow information:
Purchase of property and equipment in accounts payable and accrued liabilities	$213	$379
Deferred offering costs included in accrued expenses	$-	$1,580

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

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP) and applicable rules and regulations of the Securities and Exchange Commission (the SEC) regarding interim financial reporting, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. Management believes that the interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of its operations and cash flows. The condensed consolidated financial statements include the accounts of TScan Therapeutics, Inc. and its subsidiary, TScan Securities Corporation. All intercompany balances and transactions have been eliminated in consolidation. The results for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 9, 2022. In the opinion of the Company’s management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included.

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

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from sales of capital stock and with payments received under its license and collaboration agreements. Since its inception, the Company has incurred recurring losses, including net losses of $31.3 million and $18.6 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the Company had an accumulated deficit of $123.4 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash and cash equivalents as of June 30, 2022 will be sufficient to fund the Company’s operations for at least the next twelve months from the date of the issuance of the financial statements.

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

2. Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, the assets carried at fair value (in thousands):

	Fair value measurements at June 30, 2022 using
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents – money market funds	$123,573	$-	$-	$123,573
Total financial assets	$123,573	$-	$-	$123,573

	Fair value measurements at December 31, 2021 using
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents – money market funds	$159,668	$-	$-	$159,668
Total financial assets	$159,668	$-	$-	$159,668

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

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued employee compensation and benefits	$1,916	$2,600
Accrued research and development	1,275	1,902
Accrued consulting and professional services	234	949
Accrued legal services and license fee	32	54
Other	701	1,012
Total accrued expenses and other current liabilities	$4,158	$6,517

4. Collaboration and License Agreements

Novartis

In March 2020, the Company entered into a Collaboration and License Agreement (the Novartis Agreement) with Novartis Institutes For Biomedical Research, Inc. (Novartis) to collaborate on their research efforts to discover and develop novel TCR-T therapies. At the inception date of the Novartis Agreement, Novartis or its affiliates held an ownership interest of more than 10% in the Company, and at June 30, 2022, Novartis held less than 10% of the common shares outstanding. Under the Novartis Agreement, the Company will identify and characterize TCRs in accordance with a research plan and transfer data arising from the research plan. Novartis will have the option to license and develop TCRs for up to three novel targets identified in performance of the collaboration during the collaboration period of the Novartis Agreement. Novartis will also have rights of first negotiation for certain additional targets and TCRs identified in performance of the collaboration during a defined collaboration period of the Novartis Agreement and for 180 days after such collaboration period ends (which collaboration period will end no later than March 2023). If during such 180-day right of first negotiation period, the Company notifies Novartis of the Company’s intent to grant a third party a license to a target or TCR identified in the collaboration, then Novartis may obtain the exclusive right to negotiate a license to such target or TCR for an additional 270 days by providing the Company with a term sheet to license such target or TCR within 90 days of the Company’s notice of such intent. The Novartis Agreement provides that the Company will pay an upfront fee of $20.0 million, research funding totaling $10.0 million and potential milestone payments contingent on clinical, regulatory and sales success. In addition to payments upon achievement of certain clinical and regulatory milestones, Novartis will pay the Company mid-single to low double-digit royalties on net sales for each product directed to a target licensed by Novartis. After the end of the collaboration period and the expiration of Novartis’ first right of negotiation, the Company is free to develop TCRs against targets not licensed by Novartis.

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

The Company recognized $7.1 million and $4.7 million of revenue associated with the Novartis Agreement based on performance completed during that period for the six months ended June 30, 2022 and 2021, respectively. Additionally, the Company incurred $2.3 million and $0.7 million of costs associated with the Novartis Agreement that were recorded within research and development expenses in the statements of operations for the six months ended June 30, 2022 and 2021, respectively. Additionally, as of June 30, 2022, the Company had current deferred revenue of $8.2 million and no long-term deferred revenue due to the Novartis Agreement.

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

Lease

On November 1, 2021, the Company entered a new lease for laboratory and office space. This lease will commence when the Company obtains possession of the underlying asset, which is expected to occur in the fourth quarter of 2022. The Company provided a letter of credit in the amount of $4.4 million as a security for the lease, which expires on November 30, 2022, at which point the letter will automatically renew each calendar year up to but not beyond April 1, 2033. The cash securing the letter of credit is classified as restricted cash on the consolidated balance sheet. Annual fixed rent will start at $7.6 million increasing 3% annually to $9.9 million through the original term of the lease, which is ten years and two months following the lease commencement date. As of June 30, 2022, $2.3 million in payments relating to landlord-owned leasehold improvements was recorded to prepaid rent as a component of other non-current assets. On the lease commencement date, the Company will reclassify the prepayment to the right-of-use asset, thereby increasing its initial value, but it will not be included in the measurement of the lease liability. The lease was not recorded on the condensed consolidated balance sheet as a component of the Company’s right-of-use asset and operating lease liabilities as the facility is under construction at the date of the issuance of these financial statements.

6. Net Loss Per Share

Net Loss Per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(15,097)	$(10,674)	$(31,253)	$(18,586)
Denominator:
Weighted-average common shares outstanding, basic and diluted	24,063,677	1,387,973	24,019,406	1,303,899
Net loss per share, basic and diluted	$(0.63)	$(7.69)	$(1.30)	$(14.25)

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

	June 30,
	2022	2021
Series A Preferred Stock (as converted to common stock)	-	3,209,240
Series B Preferred Stock (as converted to common stock)	-	3,853,864
Series C Preferred Stock (as converted to common stock)	-	8,553,168
Unvested restricted common stock	-	262,975
Options to purchase common stock	4,193,025	2,491,164
Total	4,193,025	18,370,411

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

We are advancing a robust pipeline of TCR-T therapy candidates for the treatment of patients with hematologic and solid tumor malignancies. Our lead product candidates, TSC-100 and TSC-101, are in development for the treatment of patients with hematologic malignancies to eliminate residual disease and prevent relapse following hematopoietic stem cell transplantation, or HCT. TSC-100 and TSC-101 target the HA-1 and HA-2 antigens, respectively, which are well-recognized TCR targets that were identified in patients with exceptional responses to HCT-associated immunotherapy. We submitted Investigational New Drug, or IND, applications with the U.S. Food and Drug Administration, or FDA, for each of TSC-100 and TSC-101 in the fourth quarter of 2021. The FDA has cleared the INDs for both TSC-100 and TSC-101. The Phase 1 clinical study of TSC-100 and TSC-101 is open for enrollment and recruiting patients. In addition, we are developing multiple TCR-T therapy candidates for the treatment of solid tumors. One of the key goals for our solid tumor program is to develop what we refer to as multiplexed TCR-T therapy. We are designing these multiplexed therapies to be a combination of up to three highly active TCRs that are customized for each patient and selected from our bank of therapeutic TCRs, which we refer to as ImmunoBank. We plan to populate the ImmunoBank with TCRs for multiple targets as well as multiple HLA types for each target, thus helping us to overcome the key solid tumor resistance mechanisms of target loss as well as HLA loss. We are currently advancing multiple TCRs for four solid tumor targets: HPV16 (TSC-200), PRAME (TSC-203), MAGEA1 (TSC-204), and the undisclosed target of TSC-203. TSC-200-A2 is an HLA-A*02:01-restricted TCR for HPV16 in IND-enabling activities; TSC-204-C7 is an HLA-A*07:02-restricted TCR for MAGEA1 in IND-enabling activities; and TSC-204-A2 is an HLA-A*02:01-restricted TCR for MAGEA1 that is advancing to IND-enabling studies. TCRs for the TSC-201 and TSC-203 programs are in lead optimization. We expect to submit IND applications for two solid tumor TCR-T therapy candidates by the end of 2022 with INDs for additional TCR-T candidates expected to be submitted in 2023.

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

We have incurred significant operating losses since our inception. We reported net losses of $31.3 million and $18.6 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $123.4 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect that our expenses and capital expenditure requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

Results of Operations

Three months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Revenue
Collaboration and license revenue	$4,056	$2,848	$1,208
Operating expenses:
Research and development	14,494	10,801	3,693
General and administrative	4,808	2,726	2,082
Total operating expenses	19,302	13,527	5,775
Loss from operations	(15,246)	(10,679)	(4,567)
Other income:
Interest and other income (loss), net	149	5	144
Net loss	$(15,097)	$(10,674)	$(4,423)

Revenue

We had revenue of $4.1 million and $2.8 million for the three months ended June 30, 2022 and 2021, respectively. The increase was related to the recognition of revenue associated with the Novartis Agreement, which has an expected term that ends no later than March 2023. The revenue generated from the Novartis Agreement has increased throughout the three months ended June 30, 2022 and is expected to continue to increase through the end of the year.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Clinical studies	$588	$-	$588
Preclinical studies	6,166	5,862	304
Legal and professional fees	528	190	338
Personnel expenses (including stock-based compensation)	4,603	2,984	1,619
Facility-related and other	2,609	1,765	844
Total research and development expenses	$14,494	$10,801	$3,693

The increase in research and development expenses was primarily attributable to a $0.3 million increase in expense related to laboratory supplies, research material, and preclinical studies in order to support pipeline development and solid tumor IND-enabling activities. Additionally, there was an increase of $0.6 million in clinical expenses related to Phase 1 study start-up activities for TSC-100 and TSC-101. Further, there was a $1.6 million increase in personnel expenses and a $0.8 million increase in facility-related expenses and other expenses due to the expansion of leased facilities as well as increased depreciation related to purchases of laboratory equipment.

General and Administrative Expenses

General and administrative expenses were $4.8 million for the three months ended June 30, 2022 compared to $2.7 million for the three months ended June 30, 2021. The increase in general and administrative expense was primarily due to a $1.2 million increase in personnel expenses related to public company staffing requirements, which includes an increase of $0.4 million related to stock-based compensation expense, as well as an increase of $0.7 million in other expenses related to facilities costs, professional fees, and legal fees, also largely driven by public company costs.

Six months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Revenue
Collaboration and license revenue	$7,077	$4,875	$2,202
Operating expenses:
Research and development	29,184	18,140	11,044
General and administrative	9,302	5,332	3,970
Total operating expenses	38,486	23,472	15,014
Loss from operations	(31,409)	(18,597)	(12,812)
Other income:
Interest and other income (loss), net	156	11	145
Net loss	$(31,253)	$(18,586)	$(12,667)

Revenue

We had revenue of $7.1 million and $4.9 million for the six months ended June 30, 2022 and 2021, respectively. The increase was related to the recognition of revenue associated with the Novartis Agreement, which has an expected term that ends no later than March 2023. The revenue generated from the Novartis Agreement has increased throughout the six months ended June 30, 2022 and is expected to continue to increase through the end of the year.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Clinical studies	$1,142	$-	$1,142
Preclinical studies	13,080	9,030	4,050
Legal and professional fees	677	415	262
Personnel expenses (including stock-based compensation)	9,001	5,609	3,392
Facility-related and other	5,284	3,086	2,198
Total research and development expenses	$29,184	$18,140	$11,044

The increase in research and development expenses was primarily attributable to a $4.1 million increase in expense related to laboratory supplies, research material, and preclinical studies in order to support pipeline development and solid tumor IND-enabling activities. Additionally, there was an increase of $1.1 million in clinical expenses related to Phase 1 study start-up activities for TSC-100 and TSC-101. There was a $3.4 million increase in personnel expenses and a $2.2 million increase in facility-related expenses and other expenses due to the expansion of leased facilities as well as the increased depreciation related to purchases of laboratory equipment.

General and Administrative Expenses

General and administrative expenses were $9.3 million for the six months ended June 30, 2022 compared to $5.3 million for the six months ended June 30, 2021. The increase in general and administrative expenses was primarily due to a $2.5 million increase in personnel expenses related to public company staffing requirements, which includes an increase of $0.8 million related to stock-based compensation expense, and an increase of $1.5 million in other expenses related to facilities costs, professional fees, and legal fees, also largely driven by public company costs.

Liquidity and Capital Resources

Sources of Liquidity

We have not generated any revenue from product sales and have incurred net losses and negative cash flows from our operations. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Under the terms of the Novartis Agreement, we received an upfront payment of $20 million. Additionally, Novartis is obligated to reimburse us for costs incurred to perform the research and development activities of up to $10 million. To date, we have funded our operations primarily with proceeds from sales of equity securities, including the proceeds from the sale of common stock in our initial public offering in July 2021. As of June 30, 2022, we had cash and cash equivalents of $125.6 million.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Net cash used in operating activities	$(33,491)	$(20,657)	$(12,834)
Net cash used in investing activities	(2,424)	(6,877)	4,453
Net cash provided by financing activities	119	98,940	(98,821)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(35,796)	$71,406	$(107,202)

Operating Activities

During the six months ended June 30, 2022, operating activities used $33.5 million of cash, due to our net loss of $31.3 million and net cash used in changes in our operating assets and liabilities of $6.6 million, partially offset by non-cash charges of $4.4 million.

During the six months ended June 30, 2021, operating activities used $20.7 million of cash increase, due to our net loss of $18.6 million and net cash used in changes in our operating assets and liabilities of $4.0 million, partially offset by non-cash charges of $2.0 million. The primary driver of the operating assets and liabilities is due to the upfront payment associated with the Novartis Agreement.

Investing Activities

During the six months ended June 30, 2022 and 2021, net cash used in investing activities was $2.4 million and $6.9 million, respectively, related to the purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2022, net cash provided by financing activities was $0.1 million, consisting primarily of net proceeds from the exercise of common stock options.

During the six months ended June 30, 2021, net cash provided by financing activities was $98.9 million, consisting primarily of net proceeds from our issuance of convertible preferred stock, partially offset by the payment of deferred offering cost.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risks

We are exposed to market risk related to changes in interest rates. As of June 30, 2022, we had cash and cash equivalents of $125.6 million which were held in savings accounts at banking institutions and money market funds that invest in U.S. Government securities. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in market interest rates would not have a material effect on the fair market value of our cash balance or on our financial position or results of operations.

Foreign Currency Risks

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation Risks

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the three months ended June 30, 2022 and 2021. Our operations may be subject to inflation in the future.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Principal Executive Officer and Principal Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors denoted with a "*", if any, are newly added or have been materially updated from our Annual Report on Form 10-K for the year ended December 31, 2021.

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
•
Rising inflation rates may increase our operating costs (including our labor costs), reduce liquidity, and limit on our ability to access credit or otherwise raise debt and equity capital.

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

•
The COVID-19 pandemic, or a similar pandemic, epidemic, or outbreak of an infectious disease, may materially and adversely affect our business and our financial results and could cause a disruption to the development of our product candidates.
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

Investment in biopharmaceutical product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We are still in the early stages of development of our product candidates and have not yet dosed a patient in our first clinical trial. We have no products licensed for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We have financed our operations primarily through private placements of our preferred stock.

We have incurred significant net losses in each period since our inception in April 2018. For the six months ended June 30, 2022 and the years ended December 31, 2021 and 2020, we reported net losses of $31.3 million, $48.6 million and $26.1 million, respectively. As of June 30, 2022, we had an accumulated deficit of $123.4 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We commenced operations in April 2018, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies, entering into collaborations, establishing manufacturing for initial quantities of our product candidates, and establishing arrangements for component materials for such manufacturing. All of our product candidates are still in preclinical development. We have not yet demonstrated our ability to successfully conduct or complete any clinical trials, obtain marketing approvals, manufacture clinical or commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from sales of any of our product candidates. We do not expect to generate significant revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates. Other than TSC-100 and TSC-101, all of our product candidates are in the preclinical stages of development and will require additional preclinical studies, process development, clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. We have only recently completed initial preliminary studies for TSC-100 and TSC-101 which are in the early stages of development and have not yet been evaluated in clinical trials and will require additional regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. We have not yet administered any of our product candidates in humans and, as such, we face significant translational risk as our product candidates advance to the clinical stage. Our ability to generate revenue depends on a number of factors, including, but not limited to:

•
our ability to develop processes suitable for clinical manufacturing and to obtain related chemistry, manufacturing, and controls, or CMC, regulatory approvals;
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
•
the willingness of physicians, operators of clinics and patients to utilize or adopt any of product candidates or future product candidates to treat hematologic malignancies or solid tumors;
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

As of June 30, 2022, we had $125.6 million in cash and cash equivalents. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into 2024. Accordingly, our existing cash and cash equivalents will not be sufficient for us to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources. We may also need to raise additional funds sooner if we choose to pursue additional indications for our product candidates or otherwise expand more rapidly than we presently anticipate.

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

Our ability to raise capital is subject to the risk of adverse changes in the market value of our stock. Periods of macroeconomic weakness or recession and heightened market volatility caused by adverse geopolitical developments could increase these risks, potentially resulting in adverse impacts on our ability to raise further capital on favorable terms. The impact of geopolitical tension, such as a deterioration in the bilateral relationship between the US and China or the conflict between Russia and Ukraine, including any resulting sanctions, export controls or other restrictive actions that may be imposed by the US and/or other countries against governmental or other entities in, for example, Russia, also could lead to disruption, instability and volatility in global trade patterns, which may in turn impact our ability to source necessary reagents, raw materials and other inputs for our research and development operations. Any of the abovementioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of any political instability and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section.

*Rising inflation rates may result in increased operating costs and reduced liquidity, and affect our ability to access credit.

Increased inflation may result in increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks.

Risks Related to the Development of Our Product Candidates

Our approach to the discovery and development of product candidates based on our proprietary platform represents a novel approach to cancer treatment, which creates significant challenges for us.

Our future success depends on the successful development of our product candidates, which target hematologic malignancies and solid tumors utilizing T cell receptor-engineered T cell, or TCR-T, therapies. Advancing our product candidates creates significant challenges for us, including:

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

We are very early in our development efforts. Except for TSC-100 and TSC-101, all of our product candidates are still in preclinical development and we have only recently completed initial preclinical studies and cleared the INDs for TSC-100 and TSC-101, our most advanced product candidates. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend significantly on the successful development and eventual commercialization of one or more of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

Although many of our personnel have extensive experience in clinical development and manufacturing at other companies, we have no direct experience as a company in conducting clinical trials at the Company. In part because of this lack of experience, we cannot be certain that our ongoing preclinical studies will be completed on time or if the planned preclinical studies and clinical trials will begin or be completed on time, if at all. Large-scale clinical trials would require significant additional financial and management resources and reliance on third party clinical investigators, contract research organizations, or CROs, and consultants. Relying on third party clinical investigators, CROs and consultants may force us to encounter delays that are outside of our control.

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
•
the effects of the ongoing COVID-19 pandemic;
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

*Our business could be adversely affected by the effects of health epidemics, including the evolving effects of the COVID-19 pandemic, in regions where we, our partners or other third parties on which we rely have significant manufacturing facilities, concentrations of potential clinical trial sites or other business operations. The COVID-19 pandemic has had and may continue have a material effect on our operations as well as the business or operations of our partners or other third parties with whom we or our partners conduct business.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In late 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes COVID-19, emerged in Wuhan, China and has reached most countries across the world, including all 50 states within the U.S., and including Waltham, Massachusetts, where our primary office and laboratory space is located. The coronavirus pandemic continues to evolve, with new variants of the SARS-CoV-2 virus identified, and has led to the implementation of various responses, including government-imposed quarantines, travel restrictions, mask and vaccine mandates and other public health safety measures. The extent to which COVID-19 impacts our operations or those of our third party partners, including our preclinical studies or clinical trial operations, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that will emerge concerning the variants of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. The continued spread of COVID-19 globally and the continued identification of new variants of the SARS-CoV-2 virus could adversely impact our preclinical or clinical trial operations in the U.S., including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. For example, similar to other biopharmaceutical companies, we may experience delays in initiating IND-enabling studies, protocol deviations, enrolling our clinical trials, or dosing of patients in our clinical trials as well as in activating new trial sites. COVID-19 may also affect employees of third-party CROs located in affected geographies that we rely upon to carry out our clinical trials. In addition, as a result of medical complications associated with microsatellite stable colorectal cancer, or MSS CRC, the patient populations that our most advanced and other product candidates target may be particularly susceptible to COVID-19, which may make it more difficult for us to identify patients able to enroll in our current and future clinical trials and may impact the ability of enrolled patients to complete any such trials. Any negative impact COVID-19 has to patient enrollment or treatment or the execution of our product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

The adverse impact of public health crises such as pandemics or similar outbreaks in the countries and regions where we have concentrations of potential clinical trial sites or other business operations and where several of our third party suppliers and contractors are located could adversely affect our business, including by causing significant disruption in the operations of third parties upon whom we rely. The pandemic has presented and continues to present a substantial public health and economic challenge around the world and is affecting employees, patients, communities and business operations, as well as the U.S. economy and financial markets. While the Company has implemented what it believes to be a reasonable protocol to ensure the safety and wellbeing of employees returning to the office, these measures may not be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. The effects of our policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of any current or future restrictions and other limitations on our ability to conduct our business in the ordinary course. In connection with these measures, we may be subject to claims based upon, arising out of or related to COVID-19 and our actions and responses thereto, including any determinations that we may make to continue to operate or to re-open our facilities where permitted by applicable law. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, financial condition, results of operations and growth prospects.

The COVID-19 pandemic might also affect our planned clinical trials. Site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 and adversely impact our planned clinical trial operations. In addition, since the beginning of the COVID-19 pandemic, several vaccines for COVID-19 have received Emergency Use Authorization by the FDA and a number of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials and/or issues with our commercial supply.

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

We submitted Investigational New Drug, or IND, applications with the U.S. Food and Drug Administration, or FDA, for each of TSC-100 and TSC-101 in the fourth quarter of 2021. The FDA has cleared the INDs for TSC-100 and TSC-101. We are currently advancing multiple TCRs for four solid tumor targets: HPV16 (TSC-200), PRAME (TSC-203), MAGEA1 (TSC-204), and the undisclosed target of TSC-203. TSC-200-A2 is an HLA-A*02:01-restricted TCR for HPV16 in IND-enabling activities; TSC-204-C7 is an HLA-A*07:02-restricted TCR for MAGEA1 in IND-enabling activities; and TSC-204-A2 is an HLA-A*02:01-restricted TCR for MAGEA1 that is advancing to IND-enabling studies. TCRs for the TSC-201 and TSC-203 programs are in lead optimization. We expect to submit IND applications for two solid tumor TCR-T therapy candidates by the end of 2022 with INDs for additional TCR-T candidates expected to be submitted in 2023. However, we may not be able to file such INDs on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs.

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

For example, there could be an increased risk of graft-versus-host disease, or GvHD, with our TCR-T therapy in the post-HCT setting. GvHD is a common toxicity in patients undergoing allogeneic hematopoietic stem cell transplantation, the focus of our hematologic malignancies program. GvHD occurs because donor T cells, which are part of the standard stem cell product, misrecognize antigens in the patient as foreign and attack tissues and organs that express those antigens. GvHD may be worsened by our TCR-T therapy candidates because they are derived from donor T cells. While the engineered T cells express a new T cell receptor that is specific for the intended target antigen and is not expected to cause GvHD, those T cells may have low levels of endogenous T cell receptors that have the potential to misrecognize patient antigens as foreign and worsen GvHD.

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

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends on, among other things, our ability to enroll a sufficient number of patients who remain in the clinical trial until its conclusion. The enrollment of patients depends on many factors, including:

•
the patient eligibility criteria defined in the clinical trial protocol, particularly those who meet the requisite genetic criteria. For example, for our hematologic malignancies program, patients would have to be HLA-A*02:01 positive and positive for the minor antigen HA-1 or HA-2 to be eligible for treatment with TSC-100 or TSC-101, respectively;
•
for our hematologic malignancies program, the ability to find a donor who has to be mismatched with the patient either for the HLA type or the minor antigen type to ensure that the engineered T cell therapy does not recognize donor-derived blood cells;
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

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Our competitors may be able to develop other products or drugs that are able to achieve similar or better results. Our potential competitors include larger biotechnology and pharmaceutical companies with greater resources than us, academic institutions, governmental agencies, public and private research institutions and early stage or smaller companies. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff, experienced marketing and manufacturing organizations and well-established sales forces. Further, our competitors may have more financial resources, greater access to capital and diversified product offerings and revenue sources which may give our competitors an advantage over us in weathering the effects of the ongoing COVID-19 pandemic. In addition, many of these competitors are active in seeking patent protection and licensing arrangements in anticipation of collecting royalties for use of technology that they have developed. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized or less costly than our product candidates or may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products. We believe the key competitive factors that will affect the development and commercial success of our product candidates are safety, potency, purity, tolerability, reliability, convenience of use, price and reimbursement.

We expect significant competition from a number of other cell therapy companies, including those with target discovery platforms, including Kite Pharma Inc., a subsidiary of Gilead, Inc., Adaptimmune Therapeutics, Plc., Juno Therapeutics, Inc., a subsidiary of Bristol-Myers Squibb, Inc., Iovance Biotherapeutics, Inc., Achilles Therapeutics plc, PACT Pharma, Inc., Celyad, S.A., Fate Therapeutics, Inc., Nkarta, Inc., Medigene AG, Alaunos Therapeutics, Inc., GSK plc, Novartis AG, TCR2 Therapeutics Inc., Adaptive Biotechnologies, Inc., Immatics US, Inc., Lyell Immunopharma, Inc., Allogene Therapeutics, Inc., Sana Biotechnology, Inc., 3T Biosciences, Inc., Affini-T Therapeutics, Inc., Arcellx, Inc., T-Knife GmbH, 2seventy bio, Inc., Vor Bio, and Marker Therapeutics, Inc. Even if we obtain regulatory approval of our product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances. Moreover, the development and manufacturing costs associated with engineered T cell therapies may make it difficult to compete with alternative products that may be simpler and cheaper to develop and manufacture.

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

Given the early stage of development of our product candidates, our patent portfolio is similarly at a very early stage. In particular, we do not exclusively license any issued patents and most of the patent applications we own are provisional applications. Accordingly, our current patent rights do not provide us any legal right to prevent third parties from competing with us in any way. If we do not obtain meaningful patent coverage for our product candidates, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment, competitors may be able to erode or negate any competitive advantage we may have, which would likely harm our business and ability to achieve profitability. To establish our proprietary position, we have filed provisional patent applications and corresponding Patent Cooperation Treaty applications related to our novel product candidates that are important to our business, and we have exclusively licensed certain patent applications from The Brigham and Women’s Hospital, Inc., or BWH; we may in the future also license or purchase issued patents or pending patent applications filed by others. U.S. provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing of one or more of our related provisional patent applications. With regard to such U.S. provisional patent applications, if we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. While we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any such patent applications will result in the issuance of patents that provide us with any competitive advantage. If we are unable to secure or maintain patent protection with respect to our antibody technology and any proprietary products and technology we develop, our business, financial condition, results of operations, and prospects could be materially harmed.

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

Currently, our patent applications are directed to our TCR-T therapy candidates and accompanying technologies. We seek or plan to seek patent protection for our proprietary platform and product candidates by filing and prosecuting patent applications in the United States and other countries as appropriate. As of June 30, 2022, our patent portfolio consists of patent families exclusively licensed from BWH, which include pending U.S. and foreign non-provisional patent applications. Any patents that may issue from any non-provisional patent applications claiming priority to these provisional patent applications would be expected to expire on various dates from 2038 through 2042, in each case without taking into account any possible patent term adjustments or extensions.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability. Our owned or in-licensed patents, and any of our owned or in-licensed patent applications that may issue in the future, may be challenged at the USPTO or foreign patent offices in re-examination, inter partes review, post-grant review and equivalent proceedings in foreign jurisdictions (such as opposition proceedings). Such proceedings could result in the revocation of or amendment to such patents in such a way that they no longer cover our product candidates or technologies. If we or one of our licensing partners initiates legal proceedings against a third party to enforce a patent that we may obtain in the future covering one of our product candidates, the defendant could counterclaim that such patent is invalid and/or unenforceable. In patent litigation in the United States, counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post-grant review and equivalent proceedings in foreign jurisdictions (such as opposition proceedings). Such proceedings could result in revocation or amendment to any patents we may obtain in the future in such a way that they would no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, or if we are otherwise unable to adequately protect our rights, we would lose at least part, and perhaps all, of any patent protection we may eventually obtain on our product candidates and technologies. Such a loss of patent protection could have a material adverse impact on our business, financial condition, results of operations and prospects and our ability to commercialize or license our technology and product candidates.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and an inability to find suitable replacements could result in delays in product development and harm our business.

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

As of June 30, 2022, we had 115 full-time employees and 3 part-time employee. As our development and commercialization plans and strategies develop, and as we continue operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

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
•
the expiration of market standoff or contractual lock-up agreements; as applicable;
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

As of June 30, 2022, our executive officers, directors, and entities affiliated with such persons beneficially owned, in the aggregate, approximately 35% of our outstanding voting stock and approximately 27% of our outstanding common stock. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders, oppose them. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you or other stockholders may feel are in your or their best interest as one of our stockholders. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

As of June 30, 2022, we estimate that we have used approximately $57.8 million of cash and cash equivalents since our initial public offering to advance our product candidates through clinical trial programs and for working capital and general corporate purposes.

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

10.1*	Employment Agreement, dated June 8, 2022, by and between the Registrant and Debora Barton.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TScan Therapeutics, Inc.

Date: August 10, 2022	By:	/s/ David Southwell
David Southwell
Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2022	By:	/s/ Brian Silver
Brian Silver
Chief Financial Officer (Principal Financial and Accounting Officer)