Form 10-Q
period 2022-09-30
TScan Therapeutics, Inc.
filed 2022-11-09
CIK 1783328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 001-40603

TSCAN THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-5282075
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
830 Winter Street, Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

(857) 399-9500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Voting Common Stock, $0.0001 par value per share	TCRX	The Nasdaq Global Market, LLC

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

As of November 4, 2022, the registrant had 18,936,440 shares of voting common stock, $0.0001 par value per share, and 5,143,134 shares of non-voting common stock, $0.0001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by words such as “may,” “can,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “seek,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “possible” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

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

• the effects of health epidemics, including the evolving effects of the COVID-19 pandemic, in regions where we, our partners, or other third parties on which we rely, on any of the foregoing or other aspects of our business or operations;

• the effects of rising inflation rates and the impact on operating costs, liquidity and access to credit on any of the foregoing or other aspects of our business operations;

• the effects of global economic uncertainty and financial market volatility caused by political instability, changes in international trade relationships and conflicts, such as the ongoing conflict between Russia and Ukraine, on any of the foregoing or other aspects of our business or operations; and

• our anticipated use of our existing cash resources and our ability to obtain additional financing in the future.

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

You should not rely upon forward-looking statements as predictions of future events. The forward-looking statements contained in this Quarterly Report are made as of the date of this Quarterly Report, and although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, advancements, discoveries, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. Except as required by law, we assume no obligation to update or revise these any forward-looking statements for any reason even if new information becomes available in the future.

You should read this Quarterly Report and the documents that we have filed as an exhibit to this Quarterly Report with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

In addition, this Quarterly Report contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates, including data regarding the estimated size of such markets and the incidence of certain medical conditions. We obtained the industry, market and similar data set forth in this Quarterly Report from our internal estimates and research, and from academic and industry research, publications, surveys and studies conducted by third parties, including governmental agencies. Industry publications and third party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable. Our estimates of the potential market opportunities for our product candidates include a number of key assumptions based on our industry knowledge, industry publications and third party research, surveys and studies, which may be based on a small sample size and fail to accurately reflect market opportunities. Information based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by us and third parties, industry, medical and general publications, government data and similar sources. This Quarterly Report contains summaries of certain provisions contained in some of the documents described herein, but reference is made to the actual documents for complete information. All of the summaries are qualified in their entirety by the actual documents.

Unless stated otherwise, references in this Quarterly Report to “us,” “we,” “our,” “our Company,” or “the Company” and similar terms refer to TScan Therapeutics, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TScan Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$137,306	$161,405
Prepaid expenses and other current assets	3,871	4,249
Total current assets	141,177	165,654
Property and equipment, net	10,334	11,765
Right-of-use assets	4,368	5,491
Prepaid rent	3,759	-
Restricted cash	5,037	5,031
Long-term deposits and other assets	779	166
Total assets	$165,454	$188,107

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,708	$1,765
Accrued expenses and other current liabilities	6,159	6,517
Operating lease liability, current portion	1,795	1,651
Deferred revenue, current portion	5,932	11,410
Total current liabilities	16,594	21,343
Deferred revenue, net of current portion	-	1,497
Operating lease liability, net of current portion	3,031	4,392
Long-term debt and accrued interest	29,074	-
Other long-term liabilities	97	97
Total liabilities	48,796	27,329

Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Voting common stock, $0.0001 par value; 300,000,000 shares authorized; 18,931,793 and 18,881,333 shares issued; and 18,931,793 and 18,764,463 shares outstanding at September 30, 2022 and December 31, 2021, respectively	2	2
Non-voting common stock, $0.0001 par value; 10,000,000 shares authorized; 5,143,134 shares issued and outstanding	1	1
Additional paid-in capital	256,311	252,933
Accumulated deficit	(139,656)	(92,158)
Total stockholders' equity	116,658	160,778
Total liabilities and stockholders' equity	$165,454	$188,107

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TScan Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Collaboration and license revenue	$3,363	$2,412	$10,440	$7,287
Operating expenses:
Research and development	15,031	14,206	44,215	32,346
General and administrative	4,910	4,048	14,212	9,380
Total operating expenses	19,941	18,254	58,427	41,726
Loss from operations	(16,578)	(15,842)	(47,987)	(34,439)
Other income:
Interest and other income, net	534	3	690	14
Interest expense	(201)	-	(201)	-
Net loss	$(16,245)	$(15,839)	$(47,498)	$(34,425)
Net loss attributable to common stockholders	$(16,245)	$(15,839)	$(47,498)	$(34,425)
Net loss per share, basic and diluted	$(0.67)	$(0.80)	$(1.98)	$(4.55)
Weighted average common shares outstanding—basic and diluted	24,073,935	19,875,428	24,038,257	7,562,436

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TScan Therapeutics, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(Unaudited)

							Additional		Total
	Convertible Preferred Stock		Common Stock		Non-voting Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at June 30, 2021	15,616,272	$159,411	1,419,819	$1	-	$-	$2,088	$(62,119)	$(60,030)
Issuance of common stock, net of issuance costs of $10,400			6,666,667	1			89,646		89,647
Conversion of convertible preferred stock to common stock upon closing of initial public offering	(15,616,272)	(159,411)	10,473,138	-	5,143,134	1	159,410	-	159,411
Vesting of restricted common stock	-	-	58,463	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	885	-	885
Net loss	-	-	-	-	-	-	-	(15,839)	(15,839)
Balances at September 30, 2021	-	$-	18,618,087	$2	5,143,134	$1	$252,029	$(77,958)	$174,074
Balances at June 30, 2022	-	$-	18,929,834	$2	5,143,134	$1	$255,060	$(123,411)	$131,652
Exercise of stock options	-	-	1,959	-	-	-	5	-	5
Stock-based compensation expense	-	-	-	-	-	-	1,246	-	1,246
Net loss	-	-	-	-	-	-	-	(16,245)	(16,245)
Balances at September 30, 2022	-	$-	18,931,793	$2	5,143,134	$1	$256,311	$(139,656)	$116,658

							Additional		Total
	Convertible Preferred Stock		Common Stock		Non-voting Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at January 1, 2021	7,063,104	$59,681	1,135,858	$1	-	$-	$1,070	$(43,533)	$(42,462)
Issuance of Series C convertible preferred stock (net of issuance costs of $270)	8,553,168	99,730	-	-	-	-	-	-	-
Issuance of common stock, net of issuance costs of $10,400	-	-	6,666,667	1	-	-	89,646	-	89,647
Conversion of convertible preferred stock to common stock upon closing of initial public offering	(15,616,272)	(159,411)	10,473,138	-	5,143,134	1	159,410	-	159,411
Exercise of stock options	-	-	108,657	-	-	-	171	-	171
Vesting of restricted common stock	-	-	233,767	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	1,732	-	1,732
Net loss	-	-	-	-	-	-	-	(34,425)	(34,425)
Balances at September 30, 2021	-	$-	18,618,087	$2	5,143,134	$1	$252,029	$(77,958)	$174,074
Balances at January 1, 2022	-	$-	18,764,463	$2	5,143,134	$1	$252,933	$(92,158)	$160,778
Exercise of stock options	-	-	50,460	-	-	-	124	-	124
Vesting of restricted common stock	-	-	116,870	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	3,254	-	3,254
Net loss	-	-	-	-	-	-	-	(47,498)	(47,498)
Balances at September 30, 2022	-	$-	18,931,793	$2	5,143,134	$1	$256,311	$(139,656)	$116,658

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TScan Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(47,498)	$(34,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,653	2,186
Non-cash interest expense related to note payable	44	-
Stock-based compensation	3,254	1,732
Changes in current assets and liabilities:
Prepaid expenses and other assets	(235)	(3,037)
Prepaid rent	(2,165)	-
Right-of-use assets and lease liabilities, net	(94)	20
Accounts payable	114	2,472
Accrued expense and other liabilities	(591)	1,387
Deferred revenue	(6,975)	(4,632)
Net cash used in operating activities	(50,493)	(34,297)
Cash flows from investing activities:
Purchases of property and equipment	(2,848)	(7,730)
Net cash used in investing activities	(2,848)	(7,730)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	-	99,730
Proceeds from exercise of stock options	124	171
Proceeds from initial public offering, net of issuance costs	-	89,647
Proceeds from issuance of term loan, net of issuance costs paid to lender	29,354	-
Payments of debt issuance costs	(230)	-
Net cash provided by financing activities	29,248	189,548
Net (decrease) increase in cash, cash equivalents and restricted cash	(24,093)	147,521
Cash, cash equivalents, and restricted cash - beginning of period	166,436	35,386
Cash, cash equivalents, and restricted cash - end of period	$142,343	$182,907
Summary of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:
Cash and cash equivalents	137,306	182,312
Restricted cash	5,037	595
Total cash, cash equivalents, and restricted cash	$142,343	$182,907
Supplemental cash flow information:
Purchase of property and equipment in accounts payable and accrued liabilities	$572	$1,427
Conversion of convertible preferred stock to common stock upon closing of initial public offering	$-	$159,411
Debt issuance costs not yet paid	$94	$-

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

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP) and applicable rules and regulations of the Securities and Exchange Commission (the SEC) regarding interim financial reporting, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. Management believes that the interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of its operations and cash flows. The condensed consolidated financial statements include the accounts of TScan Therapeutics, Inc. and its subsidiary, TScan Securities Corporation. All intercompany balances and transactions have been eliminated in consolidation. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 9, 2022. In the opinion of the Company’s management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included.

Recently adopted accounting pronouncement

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplified the accounting for certain financial instruments with characteristics of liabilities and equity, including certain convertible instruments and contracts on an entity’s own equity. Specifically, the new standard removed the separation models required for convertible debt with cash conversion features and convertible instruments with beneficial conversion features. It also removed certain settlement conditions that are currently required for equity contracts to qualify for the derivative scope exception and simplified the diluted earnings per share calculation for convertible instruments. The Company adopted this new standard effective September 1, 2022. The adoption of ASU 2020-06 did not have a material impact on the Company’s condensed financial statements.

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

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from sales of capital stock, payments received under its license and collaboration agreements and issuance of a debt facility to K2 HealthVentures LLC. Since its inception, the Company has incurred recurring losses, including net losses of $47.5 million and $34.4 million for the nine months ended September 30, 2022 and 2021, respectively. As of

September 30, 2022, the Company had an accumulated deficit of $139.7 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash and cash equivalents as of September 30, 2022 will be sufficient to fund the Company’s operations for at least the next twelve months from the date of the issuance of these financial statements.

Impact of COVID-19

In response to public health directives and orders and to help minimize the risk of the virus to employees, the Company has taken a series of actions aimed at safeguarding the Company’s employees and business associates, including implementing a flexible work-at-home policy. To date, the Company has not experienced material business disruptions, including with vendors, as a result of the health epidemics, including the evolving effects of the COVID-19 pandemic. However, disruptions and supply chain constraints arising from health epidemics, including COVID-19, could result in increased costs of execution of development plans or may negatively impact the quality, quantity, timing and regulatory usability of data that the Company would otherwise be able to collect. There continues to be uncertainty around the duration and impacts of these potential disruptions.

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

2. Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, the assets carried at fair value (in thousands):

	Fair value measurements at September 30, 2022 using
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents – money market funds	$135,129	$-	$-	$135,129
Total financial assets	$135,129	$-	$-	$135,129

	Fair value measurements at December 31, 2021 using
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents – money market funds	$159,668	$-	$-	$159,668
Total financial assets	$159,668	$-	$-	$159,668

The cash equivalents are comprised of funds held in an exchange traded money market fund and the fair value of the cash equivalents is determined based upon quoted market price for that fund. There were no transfers among Level 1, Level 2, or Level 3 categories in the periods presented.

The carrying value of accounts payable and accrued expenses that are reported on the condensed consolidated balance sheets approximate their fair value due to the short-term nature of these assets and liabilities. The Company entered into new long-term debt in September 2022; given the recent issuance of that debt, the carrying value approximates fair value.

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued employee compensation and benefits	$2,952	$2,600
Accrued research and development	1,453	1,902
Accrued consulting and professional services	255	949
Accrued legal services and license fee	208	54
Other	1,291	1,012
Total accrued expenses and other current liabilities	$6,159	$6,517

4. Collaboration and License Agreements

Novartis

In March 2020, the Company entered into a Collaboration and License Agreement (the Novartis Agreement) with Novartis Institutes For Biomedical Research, Inc. (Novartis) to collaborate on their research efforts to discover and develop novel TCR-T therapies. At the inception date of the Novartis Agreement, Novartis or its affiliates held an ownership interest of more than 10% in the Company, and at September 30, 2022, Novartis held less than 10% of the common shares outstanding. Under the Novartis Agreement, the Company will identify and characterize TCRs in accordance with a research plan and transfer data arising from the research plan. Novartis will have the option to license and develop TCRs for up to three novel targets identified in performance of the collaboration during the collaboration period of the Novartis Agreement. Novartis will also have rights of first negotiation for certain additional targets and TCRs identified in performance of the collaboration during a defined collaboration period of the Novartis Agreement and for 180 days after such collaboration period ends (which collaboration period will end in March 2023). If during such 180-day right of first negotiation period, the Company notifies Novartis of the Company’s intent to grant a third party a license to a target or TCR identified in the collaboration, then Novartis may obtain the exclusive right to negotiate a license to such target or TCR for an additional 270 days by providing the Company with a term sheet to license such target or TCR within 90 days of the Company’s notice of such intent. The Novartis Agreement provides that the Company will pay an upfront fee of $20.0 million, research funding totaling $10.0 million and potential milestone payments contingent on clinical, regulatory and sales success. In addition to payments upon achievement of certain clinical and regulatory milestones, Novartis will pay the Company mid-single to low double-digit royalties on net sales for each product directed to a target licensed by Novartis. After the end of the collaboration period and the expiration of Novartis’ first right of negotiation, the Company is free to develop TCRs against targets not licensed by Novartis.

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

The Company recognized $10.4 million and $7.0 million of revenue associated with the Novartis Agreement based on performance completed during that period for the nine months ended September 30, 2022 and 2021, respectively. Additionally, the Company incurred $3.5 million and $2.3 million of costs associated with the Novartis Agreement that were recorded within research and development expenses in the statements of operations for the nine months ended September 30, 2022 and 2021, respectively. Finally, as of September 30, 2022, the Company had current deferred revenue of $5.9 million and no long-term deferred revenue due to the Novartis Agreement.

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

Lease

On November 1, 2021, the Company entered a new lease for laboratory and office space. This lease will commence when the Company obtains possession of the underlying asset, which is expected to occur in the fourth quarter of 2022. The Company provided a letter of credit in the amount of $4.4 million as a security for the lease, which expires on November 30, 2022, at which point the letter will automatically renew each calendar year up to but not beyond April 1, 2033. The cash securing the letter of credit is classified as restricted cash on the consolidated balance sheet. Annual fixed rent will start at $7.6 million increasing 3% annually to $9.9 million through the original term of the lease, which is ten years and two months following the lease commencement date. As of September 30, 2022, $3.8 million in payments relating to landlord-owned leasehold improvements were recorded to prepaid rent. On the lease commencement date, the Company will reclassify the prepayment to the right-of-use asset. The lease was not recorded on the condensed consolidated balance sheet as a component of the Company’s right-of-use asset and operating lease liabilities as the facility is under construction and the Company does not control the use of the facility at September 30, 2022.

6. Loan and Security Agreement

On September 9, 2022 (the Closing Date), the Company entered into a Loan and Security Agreement (the Loan Agreement) with K2 HealthVentures LLC (K2HV), pursuant to which convertible term loans in an aggregate principal amount of up to $60 million is available to the Company in three tranches, subject to certain terms and conditions. The Company drew the first tranche of $30 million from K2HV on the Closing Date. The Company has the option to draw the second tranche of $10 million upon the achievement of certain financial and clinical milestones and an uncommitted third tranche of $20 million may be funded by joint agreement of the Company and K2HV. On the Closing Date, the Company paid a facility fee of $0.4 million to K2HV and is subject to an additional 1% of the principal amount of any amount drawn on third tranche.

The term loans mature on September 1, 2026 (the Maturity Date), and will be subject to interest only payments for 24 months, which can be extended to 36 months upon achievement of certain financial and clinical milestones, following which the term loans will amortize in equal monthly installments until maturity. The Company has the ability to repay the loan at any time either in cash or in shares, subject to applicable premiums as specified in the Loan Agreement. The term loans will accrue interest at a per annum rate equal to the greater of (i) 8.75% and (ii) the sum of (A) the prime rate (as last quoted in The Wall Street Journal) and (B) 4.75%, subject to a cap of 9.90%. At September 30, 2022 the applicable interest rate is 9.90%.

The lenders may elect at any time following the closing prior to the payment in full of the term loans to convert any portion of the principal amount of the term loans then outstanding into shares of the Company's common stock. The first tranche of the loan is convertible at the option of K2HV at a conversion price of $4.785 per share and future tranches will be convertible as specified in the agreement, provided that, such price shall be subject to the applicable conversion price floor and other adjustments in accordance with the Loan Agreement. The embedded conversion option meets the derivative accounting scope exception since the embedded conversion option is indexed to the Company’s own common stock and qualifies for classification within stockholders’ equity.

The Company has the option to prepay all, but not less than all, of the outstanding principal balance of the term loans under the Loan Agreement subject to a prepayment fee ranging from 4% to 1% depending upon when the prepayment occurs. The Company is obligated to pay a final fee equal to 6.00% of the aggregate amount of the term loans funded (the Exit Fee), to occur upon the earliest of (i) the maturity date, (ii) the acceleration of the term loans, and (iii) the prepayment of the term loans. If, upon equity conversion, K2HV receives gross proceeds in an amount equal to at least 1.5 multiplied by the principal amount converted from the sale or other disposition of such Conversion Shares (as defined in the Loan Agreement), then as to such principal amount, the Exit Fee will be reduced to zero.

The Company’s obligations under the Loan Agreement are secured by a first priority security interest in substantially all of its assets (other than intellectual property), subject to certain exceptions. The Loan Agreement contains customary representations and warranties, and also includes customary events of default, including payment default, breach of covenants, change of control, and material adverse effects. The Loan Agreement restricts certain activities, such as disposing of the Company’s business or certain assets, incurring additional debt or liens or making payments on other debt, making certain investments and declaring dividends, acquiring or merging with another entity, engaging in transactions with affiliates or encumbering intellectual property, among others. During the term of the Loan Agreement, the Company must maintain minimum unrestricted cash and cash equivalents equal to 5.0 times the average monthly cash burn measured over the trailing three-month period. Upon the occurrence of an event of default, a default interest rate of an additional 5% per annum may be applied to the outstanding loan balances, and the Lender may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the Loan Agreement and under applicable law.

The Company recorded $0.2 million in interest expense for the three and nine months ended September 30, 2022. The effective interest rate on the Loan Agreement, including the amortization of the debt discount and issuance costs, and accretion of the final payment, was 13.13% at September 30, 2022.

Future principal debt payments of the convertible term loans funded as of September 30, 2022 are as follows:

2024	$3,427
2025	14,588
2026	11,985
Total principal payments	30,000
Plus: Final payment fee	1,800
Less: unamortized debt discount and final fee	(2,726)
Long-term debt	$29,074

7. Net Loss Per Share

Net Loss Per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(16,245)	$(15,839)	$(47,498)	$(34,425)
Denominator:
Weighted-average common shares outstanding, basic and diluted	24,073,935	19,875,428	24,038,257	7,562,436
Net loss per share, basic and diluted	$(0.67)	$(0.80)	$(1.98)	$(4.55)

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

	September 30,
	2022	2021
Options to purchase common stock	5,258,027	3,090,849
Common stock issuable under outstanding loan	2,100,027	-
Unvested restricted common stock	-	204,513
Potential shares issuable under the ESPP	100,768	-
Total	7,458,822	3,295,362

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

We are advancing a robust pipeline of TCR-T therapy candidates for the treatment of patients with hematologic and solid tumor malignancies. Our lead product candidates, TSC-100 and TSC-101, are in development for the treatment of patients with hematologic malignancies to eliminate residual disease and prevent relapse following allogeneic hematopoietic cell transplantation, or HCT. TSC-100 and TSC-101 target the HA-1 and HA-2 antigens, respectively, which are well-recognized TCR targets that were identified in patients with exceptional responses to HCT-associated immunotherapy. We submitted Investigational New Drug, or IND, applications with the U.S. Food and Drug Administration, or FDA, for each of TSC-100 and TSC-101 in the fourth quarter of 2021. The FDA has cleared the INDs for both TSC-100 and TSC-101. The Phase 1 clinical study of TSC-100 and TSC-101 is open for enrollment and recruiting patients. In addition, we are developing multiple TCR-T therapy candidates for the treatment of solid tumors. One of the key goals of our solid tumor program is to develop what we refer to as multiplexed TCR-T therapy. We are designing these multiplexed therapies to be a combination of up to three highly active TCRs that are customized for each patient and selected from our bank of therapeutic TCRs, which we refer to as ImmunoBank. We plan to populate the ImmunoBank with TCRs for multiple targets as well as multiple HLA types for each target, thus helping us overcome the key solid tumor resistance mechanisms of target loss and HLA loss. We are currently advancing multiple TCRs for five solid tumor targets: HPV16 E7 (TSC-200), PRAME (TSC-203), MAGEA1 (TSC-204), and the undisclosed targets of TSC-201 and TSC-202. TSC-204-C7 is an HLA-C*07:02-restricted TCR for MAGE-A1 in IND-enabling activities; TSC-204-A2 is an HLA-A*02:01-restricted TCR for MAGE-A1 in IND-enabling activities; TSC-200-A2 is an HLA-A*02:01-restricted TCR for HPV16 E7 in IND-enabling activities; and TSC-203-A2 is an HLA-A*02:01-restricted TCR for PRAME in lead optimization. TCRs for the TSC-201 and TSC-202 programs are in lead optimization. We expect to submit IND applications for two solid tumor TCR-T therapy candidates by the end of 2022 with INDs for additional TCR-T candidates expected to be submitted by the end of 2023.

Since our inception in 2018, we have devoted our efforts to raising capital, obtaining financing, filing, prosecuting and maintaining intellectual property rights, organizing and staffing our company and incurring research and development costs related to the identification of novel targets for TCRs and development of TCR-T therapies to target and eliminate cancer cells. We do not have any therapies approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from sales of convertible preferred stock, proceeds from the initial public offering completed in July 2021 revenue received under our collaboration agreement, or the Novartis Agreement, with Novartis Institutes for BioMedical Research, Inc., or Novartis, and issuance of a debt facility to K2HV under the Loan Agreement.

We have incurred significant operating losses since our inception. We reported net losses of $47.5 million and $34.4 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $139.7 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect that our expenses and capital expenditure requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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
•
conduct clinical trials of our product candidates to evaluate their safety and potential efficacy;
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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditures into the second quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and capital resources” and “Risk factors—Risks related to our financial position and need for additional capital.”

Impact of COVID-19

In response to public health directives and orders and to help minimize the risk of the virus to employees, we have taken a series of actions aimed at safeguarding our employees and business associates, including implementing a flexible work-at-home policy. To date, we have not experienced material business disruptions, including with vendors, as a result of health epidemics, including evolving effects of the COVID-19 pandemic. However, disruptions and supply chain constraints arising from health epidemics, including COVID-19 could result in increased costs of execution of development plans or may negatively impact the quality, quantity, timing and regulatory usability of data that we would otherwise be able to collect. There continues to be uncertainty around the duration and impacts of these potential disruptions.

Results of Operations

Three months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
Revenue
Collaboration and license revenue	$3,363	$2,412	$951
Operating expenses:
Research and development	15,031	14,206	825
General and administrative	4,910	4,048	862
Total operating expenses	19,941	18,254	1,687
Loss from operations	(16,578)	(15,842)	(736)
Other income:
Interest and other income, net	534	3	531
Interest expense	(201)	-	(201)
Net loss	$(16,245)	$(15,839)	$(406)

Revenue

The increase in revenue was related to the recognition of revenue associated with the Novartis Agreement, which has an expected term that ends March 2023. The revenue generated from the Novartis Agreement has increased throughout the three months ended September 30, 2022 and is expected to continue to increase through the end of the year.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
Clinical studies	$1,001	$353	$648
Preclinical studies	6,099	8,316	(2,217)
Legal and professional fees	143	122	21
Personnel expenses (including stock-based compensation)	5,266	3,369	1,897
Facility-related and other	2,522	2,046	476
Total research and development expenses	$15,031	$14,206	$825

The increase in research and development expenses was primarily attributable to an increase of $0.6 million in clinical expenses related to Phase 1 study start-up activities for TSC-100 and TSC-101, a $1.9 million increase in personnel expenses, and a $0.5 million increase in facility-related expenses and other expenses due to the expansion of leased facilities. This was offset by a $2.2 million decrease in expense related to laboratory supplies, research material, and preclinical studies as we shift focus from preclinical to clinical studies.

General and Administrative Expenses

General and administrative expenses were $4.9 million for the three months ended September 30, 2022 compared to $4.0 million for the three months ended September 30, 2021. The increase in general and administrative expense was primarily due to a $0.9 million increase in personnel expenses related to related to growth to support the business.

Nine months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Revenue
Collaboration and license revenue	$10,440	$7,287	$3,153
Operating expenses:
Research and development	44,215	32,346	11,869
General and administrative	14,212	9,380	4,832
Total operating expenses	58,427	41,726	16,701
Loss from operations	(47,987)	(34,439)	(13,548)
Other income:
Interest and other income, net	690	14	676
Interest expense	(201)	-	(201)
Net loss	$(47,498)	$(34,425)	$(13,073)

Revenue

The increase in revenue was related to the recognition of revenue associated with the Novartis Agreement, which has an expected term that ends in March 2023. The revenue generated from the Novartis Agreement has increased throughout the nine months ended September 30, 2022 and is expected to continue to increase through the end of the year.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Clinical studies	$2,143	$605	$1,538
Preclinical studies	19,178	17,345	1,833
Legal and professional fees	821	368	453
Personnel expenses (including stock-based compensation)	14,266	8,978	5,288
Facility-related and other	7,807	5,050	2,757
Total research and development expenses	$44,215	$32,346	$11,869

The increase in research and development expenses was primarily attributable to a $1.5 million increase in clinical expenses related to Phase 1 study start-up activities for TSC-100 and TSC-101, a $5.3 million increase in personnel expenses, and a $2.8 million increase in facility-related expenses and other expenses due to the expansion of leased facilities. Finally, there was a $1.8 million increase in expense related to laboratory supplies, research material, and preclinical studies in order to support pipeline development and solid tumor IND-enabling activities.

General and Administrative Expenses

General and administrative expenses were $14.2 million for the nine months ended September 30, 2022 compared to $9.4 million for the nine months ended September 30, 2021. The increase in general and administrative expenses was primarily due to a $3.4 million increase in personnel expenses related to expansion to support the business, and an increase of $1.6 million in other expenses related to facilities costs, professional fees, and legal fees, also largely driven by expansion.

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

Pursuant to the Loan Agreement, K2HV may provide us with convertible term loans in an aggregate principal amount of up to $60 million, of which $30 million gross proceeds was provided on the Closing Date. We have the option to draw the remaining tranches subject to certain conditions, including certain clinical milestones. See “Notes to Condensed Consolidated Financial Statements” and “Risk factors—Risks related to our financial position and need for additional capital” for additional details regarding the Loan Agreement.

To date, we have funded our operations primarily with proceeds from sales of equity securities, including the proceeds from the sale of common stock in our initial public offering in July 2021, and a convertible debt facility.

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

We believe that our existing cash and cash equivalents will enable us to fund our planned operating expenses and capital expenditure requirements into the second quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. In the event the convertible debt facility under the Loan Agreement with K2HV is converted to shares of common stock, such conversion could result in additional and substantial dilution to our existing and future stockholders. If we raise additional funds through additional collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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
•
impact of health epidemics, including the evolving impacts of the COVID-19 pandemic, on our clinical development or operations; and
•
the costs associated with being a public company.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Net cash used in operating activities	$(50,493)	$(34,297)	$(16,196)
Net cash used in investing activities	(2,848)	(7,730)	4,882
Net cash provided by financing activities	29,248	189,548	(160,300)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(24,093)	$147,521	$(171,614)

Operating Activities

During the nine months ended September 30, 2022, operating activities used $50.5 million of cash, primarily driven by a net loss of $47.5 million, changes in our operating assets and liabilities of $9.9 million, partially offset by non-cash charges of $7.0 million.

During the nine months ended September 30, 2021, operating activities used $34.3 million of cash, primarily driven by a net loss of $34.4 million, changes in our operating assets and liabilities of $3.8 million, partially offset by non-cash charges of $3.9 million.

Investing Activities

During the nine months ended September 30, 2022 and 2021, net cash used in investing activities was $2.8 million and $7.7 million, respectively, related to the purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2022, net cash provided by financing activities was $29.2 million, consisting primarily of net proceeds from the issuance of the convertible debt of $29.3 million under the Loan Agreement with K2HV.

During the nine months ended September 30, 2021, net cash provided by financing activities was $189.5 million, consisting primarily of net proceeds from our issuance of convertible preferred stock of $99.7 million and net proceeds from the issuance of common stock in connection to our initial public offering of $89.6 million.

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

Emerging Growth Company and Smaller Reporting Company Status

The Jumpstart Our Business Startups Act of 2012 permits an “emerging growth company” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. The Company qualifies as “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 and has elected to “opt in” to the extended transition related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risks

We are exposed to market risk related to changes in interest rates. As of September 30, 2022, we had cash and cash equivalents of $137.3 million which were held in savings accounts at banking institutions and money market funds that invest in U.S. Government securities. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in market interest rates would not have a material effect on the fair market value of our cash balance or on our financial position or results of operations.

Foreign Currency Risks

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Principal Executive Officer and Principal Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•
Global economic uncertainty and financial market volatility caused by political instability, changes in international trade relationships and conflicts, such as the ongoing conflict between Russia and Ukraine, could make it more difficult for us to access financing and could adversely affect our business and operations.
•
Recent volatility in capital markets and lower market prices for many securities may affect our ability to access new capital through sales of shares of our common stock or issuance of indebtedness, which may harm our liquidity, limit our ability to grow our business, pursue acquisitions or improve our operating infrastructure and restrict our ability to compete in our markets.
•
Rising inflation rates may result in increased operating costs and reduced liquidity, and affect our ability to access credit.

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
•
Allogeneic hematopoietic cell transplantation is a high-risk procedure that may result in complications or adverse events for patients in our clinical trials not related to the use of our products or for patients that use any of our product candidates, if approved.
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

We have incurred significant net losses in each period since our inception in April 2018. For the nine months ended September 30, 2022 and the years ended December 31, 2021 and 2020, we reported net losses of $47.5 million, $48.6 million and $26.1 million, respectively. As of September 30, 2022, we had an accumulated deficit of $139.7 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

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

Since our inception, we have financed our operations through private placements of preferred stock, through our initial public offering and through our debt financing facility. The development of biopharmaceutical product candidates is capital intensive and we expect our expenses to increase substantially during the next few years. As our product candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our clinical, regulatory, quality and manufacturing capabilities. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to marketing, sales, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company.

As of September 30, 2022, we had $137.3 million in cash and cash equivalents. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2024. Accordingly, our existing cash and cash equivalents will not be sufficient for us to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources. We may also need to raise additional funds sooner if we choose to pursue additional indications for our product candidates or otherwise expand more rapidly than we presently anticipate.

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

Global economic uncertainty and financial market volatility caused by political instability, changes in international trade relationships and conflicts, such as the ongoing conflict between Russia and Ukraine, could make it more difficult for us to access financing and could adversely affect our business and operations.

Our ability to raise capital is subject to the risk of adverse changes in the market value of our stock. Periods of macroeconomic weakness or recession and heightened market volatility caused by adverse geopolitical developments could increase these risks, potentially resulting in adverse impacts on our ability to raise further capital on favorable terms. The impact of geopolitical tension, such as a deterioration in the bilateral relationship between the US and China or the ongoing conflict between Russia and Ukraine, including any resulting sanctions, export controls or other restrictive actions that may be imposed by the US and/or other countries against governmental or other entities in, for example, Russia, also could lead to disruption, instability and volatility in global trade patterns, which may in turn impact our ability to source necessary reagents, raw materials and other inputs for our research and development operations. Any of the abovementioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of any political instability and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section.

*Recent volatility in capital markets and lower market prices for many securities may affect our ability to access new capital through sales of shares of our common stock or issuance of indebtedness, which may harm our liquidity, limit our ability to grow our business, pursue acquisitions or improve our operating infrastructure and restrict our ability to compete in our markets.

Our operations consume substantial amounts of cash, and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new products, retain or expand our current levels of personnel, support our programs, enhance our operating infrastructure, and potentially acquire complementary businesses and technologies. Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including the need to:

•
finance unanticipated working capital requirements, including clinical manufacturing capacity;
•
support our discovery and preclinical development activities, and clinical trials for our product candidates;
•
pursue acquisitions or other strategic relationships; and
•
respond to competitive pressures.

Accordingly, we may need to pursue equity or debt financings to meet our capital needs. With uncertainty in the capital markets and other factors, such financing may not be available on terms favorable to us or at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, we could face significant limitations on our ability to invest in our operations and otherwise suffer harm to our business.

*Rising inflation rates may result in increased operating costs and reduced liquidity, and affect our ability to access credit.

Increased inflation may result in increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve System has raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks.

*The terms of our loan agreement place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our operating and financial flexibility.

On September 9, 2022, we entered into the Loan Agreement with K2HV pursuant to which K2HV may provide us with convertible term loans in an aggregate principal amount of up to $60 million, of which $30 million was fully funded at the Closing Date, $10 million will be funded in the second tranche upon the achievement of certain financial and clinical milestones and $20 million may be funded in the third tranche at K2HV’s discretion. Our obligations under the Loan Agreement are secured by a security interest in substantially all of our assets (other than intellectual property), subject to certain exceptions, and will be guaranteed by each of the Company’s future direct or indirect subsidiaries, subject to certain exceptions. In addition, during the term of the Loan Agreement, we must maintain minimum unrestricted cash and cash equivalents equal to 5.0 times the average cash burn measured over the trailing three-month period. The Loan Agreement contains customary representations and warranties, and also includes customary events of default, including payment default, breach of covenants, change of control, and material adverse effects. The Loan Agreement restricts certain activities, such as disposing of the Company’s business or certain assets, incurring additional debt or liens or making payments on other debt, making certain investments and declaring dividends, acquiring or merging with another entity, engaging in transactions with affiliates or encumbering intellectual property, among others. Upon the occurrence of an event of default, a default interest rate of an additional 5% per annum may be applied to the outstanding loan balances, and the Lender may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the Loan Agreement and under applicable law. Any declaration by K2 of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay these outstanding obligations at the time any event of default occurs. Further, if we raise any additional capital through debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

There are no approved TCR-T immunotherapies for solid tumors. While we plan to develop product candidates for use in solid tumors, the TSC-200 series, we cannot guarantee that our product candidates will show any functionality in the solid tumor microenvironment. The cellular environment in which solid tumor cells thrive is generally hostile to T cells due to factors such as the presence of immunosuppressive cells, humoral factors and limited access to nutrients. Our TCR-T-based product candidates may not be able to access the solid tumor, and even if they do, they may not be able to exert anti-tumor effects in a hostile tumor microenvironment. As a result, our product candidates may not demonstrate potency in solid tumors. If we are unable to make our product candidates function in solid tumors, our development plans and business may be significantly harmed.

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

We submitted Investigational New Drug, or IND, applications with the U.S. Food and Drug Administration, or FDA, for each of TSC-100 and TSC-101 in the fourth quarter of 2021. The FDA has cleared the INDs for TSC-100 and TSC-101. We are currently advancing multiple TCRs for five solid tumor targets: HPV16 E7 (TSC-200), PRAME (TSC-203), MAGEA1 (TSC-204), and the undisclosed targets of TSC-201 and TSC-202. TSC-204-C7 is an HLA-C*07:02-restricted TCR for MAGE-A1 in IND-enabling activities; TSC-204-A2 is an HLA-A*02:01-restricted TCR for MAGE-A1 in IND-enabling activities; TSC-200-A2 is an HLA-A*02:01-restricted TCR for HPV16 E7 in IND-enabling activities; and TSC-203-A2 is an HLA-A*02:01-restricted TCR for PRAME in lead optimization. TCRs for the TSC-201 and TSC-202 programs are in lead optimization. We expect to submit IND applications for two solid tumor TCR-T therapy candidates by the end of 2022 with INDs for additional TCR-T candidates expected to be submitted by the end of 2023. However, we may not be able to file such INDs on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs.

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

We expect significant competition from a number of other cell therapy companies, including those with target discovery platforms, including Kite Pharma Inc., a subsidiary of Gilead, Inc., Adaptimmune Therapeutics, Plc., Juno Therapeutics, Inc., a subsidiary of Bristol-Myers Squibb, Inc., Iovance Biotherapeutics, Inc., Achilles Therapeutics plc, PACT Pharma, Inc., Celyad, S.A., Fate Therapeutics, Inc., Nkarta, Inc., Medigene AG, Alaunos Therapeutics, Inc., GSK plc, Novartis AG, TCR2 Therapeutics Inc., Adaptive Biotechnologies, Inc., Immatics US, Inc., Lyell Immunopharma, Inc., Allogene Therapeutics, Inc., Sana Biotechnology, Inc., 3T Biosciences, Inc., Affini-T Therapeutics, Inc., Arcellx, Inc., T-Knife GmbH, 2seventy bio, Inc., Vor Bio, BlueSphere Bio, HighPass Bio, and Marker Therapeutics, Inc. Even if we obtain regulatory approval of our product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances. Moreover, the development and manufacturing costs associated with engineered T cell therapies may make it difficult to compete with alternative products that may be simpler and cheaper to develop and manufacture.

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

Currently, our patent applications are directed to our TCR-T therapy candidates and accompanying technologies. We seek or plan to seek patent protection for our proprietary platform and product candidates by filing and prosecuting patent applications in the United States and other countries as appropriate. Our patent portfolio also includes patent families exclusively licensed from BWH, which include pending U.S. and foreign non-provisional patent applications. Any patents that may issue from any non-provisional patent applications claiming priority to these provisional patent applications would be expected to expire on various dates from 2038 through 2042, in each case without taking into account any possible patent term adjustments or extensions.

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

As of September 30, 2022, we had 127 full-time employees and 4 part-time employee. As our development and commercialization plans and strategies develop, and as we continue operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income may be limited. As a result of our initial public offering, our most recent private placements and other transactions that have occurred over the past three years, we may have experienced, an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2021, we had U.S. federal net operating loss carryforwards of $69.4 million and U.S. federal research and development tax credit carryforwards of $3.5 million that expire through 2040 and which could be limited if we experience an “ownership change.” The reduction of the corporate tax rate under the TCJA may cause a reduction in the economic benefit of our net operating loss carryforwards and other deferred tax assets available to us. Under the TCJA, federal net operating losses generated after December 31, 2017 will not be subject to expiration.

Risks Related to Our Common Stock and Our Status as a Public Company

We do not know whether an active trading market will continue to develop or be sustained for our common stock and, as a result, it may be difficult for our stockholders to sell their shares of our common stock.

Our common stock began trading on the Nasdaq Global Market on July 16, 2021. Prior to July 16, 2021, there was no public market for our common stock, and we cannot assure you that an active trading market for our shares will continue to develop or be sustained. As a result, it may be difficult for our stockholders to sell their shares without depressing the market price of our common stock, or at all.

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
•
Recent volatility in capital markets and lower market prices for many securities may affect our ability to access new capital through sales of shares of our common stock or issuance of indebtedness, which may harm our liquidity, limit our ability to grow our business, pursue acquisitions or improve our operating infrastructure and restrict our ability to compete in our markets.
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

Certain of our stockholders have rights, subject to some conditions above, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. In addition, the Loan Agreement with K2HV provides the lenders with certain registration rights with respect to the Conversion Shares (as defined in the Loan Agreement). Pursuant to the terms of the Loan Agreement, we are obligated to prepare and file with the SEC a registration statement to register the Conversion Shares for resale upon request of K2HV. We also have registered shares of common stock that we have issued and may issue under our employee equity incentive plans. Once we register these shares, they will be able to be sold freely in the public market upon issuance, subject to existing market standoff or lock-up agreements.

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

As of September 30, 2022, our executive officers, directors, and entities affiliated with such persons beneficially owned, in the aggregate, approximately 35% of our outstanding voting stock and approximately 27% of our outstanding common stock. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders, oppose them. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you or other stockholders may feel are in your or their best interest as one of our stockholders. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) ending December 31, 2026, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

As of September 30, 2022, we estimate that we have used approximately $74.0 million of cash and cash equivalents since our initial public offering to advance our product candidates through clinical trial programs and for working capital and general corporate purposes.

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

10.1

Loan and Security Agreement, dated September 9, 2022, by and among Registrant, K2 HealthVentures LLC and Ankura Trust Company, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2022).

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

TScan Therapeutics, Inc.

Date: November 9, 2022	By:	/s/ David Southwell
David Southwell
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Brian Silver
Brian Silver
Chief Financial Officer (Principal Financial and Accounting Officer)