Form 10-K
period 2022-12-31
TScan Therapeutics, Inc.
filed 2023-03-08
CIK 1783328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________to_____________________________________________________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s voting and non-voting common equity stock, par value $0.0001 per share, held by non-affiliates of the Registrant, based on the last sale price of the shares of voting common stock on The Nasdaq Global Market at the close of business on June 30, 2022, the last business day of the Registrant's recently completed second quarter, was approximately $49,196,943. Shares of voting and non-voting common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of February 28, 2023, the Registrant had 19,082,820 shares of voting common stock, $0.0001 par value per share, outstanding and 5,143,134 shares of non-voting common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2023 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2022. Portions of such definitive proxy statement for the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Annual Report are forward-looking statements.

In some cases, you can identify forward-looking statements by words such as “may,” “can,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “seek,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “possible” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

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

Any forward-looking statements in this Annual Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions included in this Annual Report, particularly those described in the “Risk Factors” section in Part I, Item 1A of this Annual Report, that could cause actual results or events to differ materially from the forward-looking statements that we make. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward- looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

You should read this Annual Report and the documents that we have filed as an exhibit to this Annual Report with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

In addition, this Annual Report contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates, including data regarding the estimated size of such markets and the incidence of certain medical conditions. We obtained the industry, market and similar data set forth in this Annual Report from our internal estimates and research, and from academic and industry research, publications, surveys and studies conducted by third-parties, including governmental agencies. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable. Our estimates of the potential market opportunities for our product candidates include a number of key assumptions based on our industry knowledge, industry publications and third-party research, surveys and studies, which may be based on a small sample size and fail to accurately reflect market opportunities. Information based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by us and third parties, industry, medical and general publications, government data and similar sources. This Annual Report contains summaries of certain provisions contained in some of the documents described herein, but reference is made to the actual documents for complete information. All of the summaries are qualified in their entirety by the actual documents.

Unless stated otherwise, references in this Annual Report to “us,” “we,” “our,” “our Company,” or “the Company” and similar terms refer to TScan Therapeutics, Inc.

RISK FACTOR SUMMARY

Our business operations are subject to numerous risks that, if realized, could materially and adversely affect our business, financial condition, results of operations, and future growth prospects. These risks are discussed more fully in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. These risks include, but are not limited to, the following:

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
•
We have never generated, and may never generate, any revenue from sales of our cell therapy products.

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
•
Although many of our personnel have extensive experience in preclinical and clinical development and manufacturing at other companies, we have no direct experience as a company in conducting clinical trials or managing a manufacturing facility for our product candidates.
•
Our preclinical studies and clinical trials may fail to adequately demonstrate the safety, potency and purity of any of our product candidates, which would prevent or delay the development, regulatory approval and commercialization of our product candidates.
•
Our business could be adversely affected by the effects of health epidemics, including the evolving effects of the COVID-19 pandemic and responses thereto.
•
We may rely on third parties to manufacture our clinical product supplies, and we may rely on third parties to produce and process our product candidates, if licensed.
•
Allogeneic HCT is a high-risk procedure that may result in complications or adverse events for patients in our clinical trials including those unrelated to the use of our product candidates or for patients that use any of our product candidates, if approved.
•
Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, require expansion of the clinical trial size, limit their commercial potential, or result in significant negative consequences.
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

Risks Related to Manufacturing

•
Manufacturing and administering our product candidates is complex and we may encounter difficulties in production of our product candidates.
•
Although we have expanded our existing manufacturing facility and infrastructure in lieu of relying solely on third parties for the manufacture of our product candidates for certain clinical purposes and many of our personnel have experience in clinical manufacturing at other companies, we have no direct experience as a company managing manufacturing for our product candidates, which will be costly and time-consuming, and which may not be successful.
•
We may have difficulty validating our manufacturing process as we manufacture our product candidates, including TCR-T, from the patient population for our clinical trials.

Risks Related to Government Regulation

•
The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the preclinical and clinical development and regulatory approval of our product candidates.
•
We may be unable to obtain regulatory approval for our product candidates under applicable regulatory requirements.
•
Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining and maintaining regulatory approval of our product candidates in other jurisdictions.

Risks Related to Our Intellectual Property

•
If we are unable to obtain and maintain patent protection for any of the product candidates we develop and for our technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products, product candidates and technology substantially similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop may be adversely affected.
•
We are currently, and expect in the future to be, party to material license or collaboration agreements, which may impose numerous obligations and restrictions on us.
•
Third party claims of intellectual property infringement, misappropriation or other violations may prevent or delay our product discovery and development efforts.

Risks Related to Our Reliance on Third Parties

•
If the third parties we plan to rely on to conduct our clinical trials or to manufacture certain aspects of our product candidates do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates.
•
We may not realize the benefits of our current or future collaborations, alliances, or licensing arrangements.

General Risk Factors

•
Rising inflation rates may result in increased operating costs and reduced liquidity, and affect our ability to access credit.

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company focused on developing a robust pipeline of T cell receptor-engineered T cell, or TCR-T, therapies for the treatment of patients with cancer. Our approach is based on the central premise that we can learn from patients who are winning their fight against cancer in order to treat those who are not. We are continuing to build our ImmunoBank, a repository of therapeutic T cell receptors, or TCRs, that recognize diverse targets and are associated with multiple human leukocyte antigen, or HLA, types to provide customized multiplexed TCR-T therapy candidates for patients with a variety of solid tumors. We are building our ImmunoBank using our proprietary platform technologies. Using TargetScan, we analyze the T cells of cancer patients with exceptional responses to immunotherapy to discover how the immune system naturally recognizes and eliminates tumor cells in these patients. This allows us to precisely identify the targets of TCRs that are driving these exceptional responses. We aim to use these anti-cancer TCRs to treat patients with cancer by genetically engineering their own T cells to recognize and eliminate their cancer. In addition to discovering TCR-T therapies against novel targets, we are using our ReceptorScan technology to further diversify our portfolio of therapeutic TCRs with TCR-T therapies against known targets. We reduce the risk and enhance the safety profile of these therapeutic TCRs by screening them using SafetyScan to identify potential off-targets of a TCR and eliminate those TCR candidates that cross-react with proteins expressed at high levels in critical organs.

Our in-house good manufacturing practices, or GMP, manufacturing platform, which we refer to as T-Integrate, enables the rapid, cost-effective and consistent manufacturing of TCR-Ts. Our TCR-T therapy candidates are manufactured using a non-viral transposon/transposase system. This system is highly reproducible and can be routinely manufactured in a cost-effective manner without the need for extensive process development. The additional cargo capacity of our non-viral vector delivery system allows us to add additional T cell enhancements to our product candidates to provide support for cytotoxic T cells. By adding CD8α/β, we believe we have the potential to increase response to TCR-T therapy up to four-fold in the clinic compared to the addition of the TCR alone. We are also adding dominant-negative TGFβRII to enable T cell proliferation despite the presence of TGFβ in the hostile tumor microenvironment, potentially enhancing T cell persistence. Our GMP facility has the capacity to manufacture clinical trial materials for more than 300 patients per year, sufficient to support our programs through Phase 2 clinical development.

We are advancing a robust pipeline of TCR-T therapy candidates for the treatment of patients with hematologic malignancies and solid tumors. Our lead product candidates, TSC-100 and TSC-101, are in development for the treatment of patients with hematologic malignancies to eliminate residual leukemia and prevent relapse following hematopoietic cell transplantation, or HCT. TSC-100 and TSC-101 target HA-1 and HA-2 antigens, respectively, which are well-recognized TCR targets that were identified in patients with exceptional responses to HCT-associated immunotherapy. We have initiated a multi-arm Phase 1 clinical study of TSC-100 and TSC-101 with several clinical sites activated, with planned additional sites to be added in 2023.

In addition, we are developing multiple TCR-T therapy candidates for the treatment of solid tumors. One of the key goals for our solid tumor program is to develop what we refer to as multiplexed TCR-T therapy. We are designing these multiplexed therapies to be a combination of up to three highly active TCRs that are customized for each patient and selected from our bank of therapeutic TCRs, which we refer to as the ImmunoBank. We plan to populate the ImmunoBank with TCRs for multiple targets as well as multiple HLA types for each target, thus helping us to overcome key solid tumor resistance mechanisms of target loss and HLA loss. We are currently advancing six solid tumor programs: TSC-204, entering Phase 1 development; TSC-200 and TSC-203, in IND-enabling activities; TSC-201, in lead optimization; and TSC-202 and TSC-205, in discovery. In December 2022, we submitted a primary investigational new drug, or IND, application for T-Plex, enabling customized mixtures of TCR-Ts to be administered to patients based on cancer-targets and associated common HLA types expressed in their tumors, as well as secondary IND applications for two initial TCR-T product candidates: TSC-204-A0201 and TSC-204-C0702. The FDA has cleared our IND applications for T-Plex, TSC-204-A0201, and TSC-204-C0702, allowing us to initiate study start-up activities. We plan to further expand the ImmunoBank by filing INDs for additional TCRs throughout 2023.

T cells are an essential component of the adaptive immune system and provide protection against cancer, infection, and autoimmune disease. Multiple approaches have been and are continuing to be explored to develop effective T cell-based therapies for the treatment of cancer, including tumor infiltrating lymphocyte, or TIL, therapy and chimeric antigen receptor T cell, or CAR-T, therapy. The success of TIL therapy depends on the specific T cells present in the patient. If their TILs do not have appropriate anti-cancer specificities, the therapy is unlikely to be effective. In addition, TIL therapy has, to date, shown limited applicability for the treatment of hematologic malignancies. In contrast, CAR-T therapy has proven effective in certain hematological malignancies of lymphoid origin but have not yet shown efficacy or safety in myeloid malignancies. Additionally, this type of treatment is limited to targets on the surface of tumor cells and carries higher toxicity risks such as cytokine release syndrome compared with TCR-T therapy due to the CAR-T therapy's artificial intracellular signaling domains and excessive stimulation of T cells. Both TIL and CAR-T therapies, as well as other immunotherapies such as checkpoint inhibitors, harness the power of cytotoxic T cells in fighting cancer. Despite demonstrating compelling efficacy, they are only effective in a subset of patients. To address a broader patient population, we believe additional T cell-based approaches are needed that more closely mimic the way the immune system recognizes and fights cancer in patients who are responding to immunotherapy.

Two key shortcomings in the TCR field remain: Low response rates, and limited duration of response. These shortcomings are related to solid tumors being heterogenous, and poor persistence of engineered T cells in patients. We believe we can overcome these known issues by adding enhancements to our product candidates, such as the addition of CD8α/β to improve persistence compared to CD8α alone. We are also co-introducing DN-TGFβRII, which is designed to overcome immunosuppression from TGFβ in the tumor microenvironment.

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

The development of TCR-T therapy requires three key prerequisites: (i) an effective anti-cancer TCR; (ii) knowledge of the precise peptide antigen, a protein or other molecule to which an antibody binds, that is recognized by the TCR; and (iii) confirmation that the TCR does not recognize problematic off-targets. We believe that our approach provides us with the following key advantages:

•
Our TCR-T therapies are based on highly active TCRs that are clinically relevant. Many other approaches to T cell therapy rely on specifically expanding T cells that are already present in the patient. Our platform analyzes anti-cancer T cells from a wide variety of patients who are responding to immunotherapy in order to find the most active and clinically relevant TCRs against each target. We believe that we can develop TCR-T therapies for a wide range of patients, including those who do not have T cells that efficiently recognize their cancers.

•
Our TCR-T therapies are designed to be used in combination with each other. We are building the ImmunoBank of TCRs to allow for multiplexed TCR-T therapy, which has the potential to address the heterogeneous nature of solid tumors and to prevent resistance developing due to loss of a single target. We believe this approach may allow us to overcome the limitations and challenges of TCR-T therapy development to date. We plan to populate the ImmunoBank with TCRs for multiple targets as well as multiple common HLA types for each target, thus helping us to overcome the key solid tumor resistance mechanisms of target loss as well as HLA loss.

•
Our approach is expandable. The ImmunoBank has the flexibility to be used with new and optimized methods of T cell engineering that we may develop over time. We are building the ImmunoBank to be compatible with both autologous and allogeneic engineering technologies in order to potentially transition to generating off-the-shelf, allogeneic T cells that have been pre-engineered with our TCRs for direct, customized administration to patients. As we expand the ImmunoBank to include TCRs across additional targets and HLA types, we believe we will increase the eligible patient population for our clinical trials, which will allow for rapid and efficient clinical trial enrollment with fewer screen failures.

Our proprietary platform is designed to: (i) discover anti-cancer TCRs from patients with exceptional responses to immunotherapy; (ii) determine novel targets of clinically relevant TCRs; (iii) discover novel TCRs that recognize clinically validated targets; (iv) identify off-targets of TCRs to eliminate candidates that could potentially pose a safety risk; and (v) manufacture TCR-T therapies efficiently and consistently without the use of viral vectors using our T-Integrate technology. The central elements of our platform that differentiate us from other cell therapy companies are TargetScan, ReceptorScan, SafetyScan, the ImmunoBank and T-Integrate.

ImmunoBank
SafetyScan Screen
SafetyScan Screen
TargetScan
ReceptorScan
Discover the natural target of any TCR
Cell (2019) 178, 1016-28
Discover highly active TCRs for any target
Engineer and manufacture enhanced TCR-T cells
T-Integrate

TargetScan. At the core of our proprietary platform is TargetScan, which enables us to identify natural targets of TCRs using an unbiased, genome-wide high-throughput screen. We have developed this technology to be extremely versatile and applicable across multiple therapeutic areas, including cancer, autoimmune disorders, and infectious diseases. It can be applied to virtually any TCR that plays a role in the cause or prevention of disease. Using TargetScan, we have identified about 100 novel antigens as targets of tumor infiltrating T cells from patients who are actively responding to immunotherapy. We believe this provides us with a competitive advantage, because not only are we among the first to identify these targets as tumor-specific antigens, but also we have already identified highly active TCRs that recognize these targets.

SafetyScan. SafetyScan is designed to identify potential off-target interactions of a given TCR and eliminate those TCR candidates that cross-react with proteins expressed at high levels in critical organs. We believe this will allow us to reduce the risk and enhance the potential safety profile of our TCR-T therapy candidates early in development before we initiate clinical trials.

ReceptorScan. To further expand our ability to discover and develop therapeutic TCRs, we have developed our proprietary ReceptorScan technology to enable us to identify and clone highly active TCRs that recognize known or clinically validated targets. We co-culture hundreds of millions of CD8+ T cells from either healthy donors or cancer patients with dendritic cells, also referred to as antigen-presenting cells, that display the target antigen of interest to the T cells. T cells that recognize the target of interest proliferate and are subsequently isolated based on their ability to recognize a fluorescently labeled version of the target. We then use single cell sequencing to identify the specific TCR sequences that recognize the target. Our novel technologies allow us to gene-synthesize hundreds of TCRs simultaneously and to rapidly sort through hundreds of target-specific TCRs in a single high-throughput screen to identify the most active clones. Using ReceptorScan, we have identified our two lead TCR-T therapy candidates, TSC-100 targeting HA-1 and TSC-101 targeting HA-2, as well as our other pipeline programs such as the MAGE-A1-targeting TCR that has now become our solid tumor therapeutic candidate, TSC-204-C0702, featured in the peer-reviewed journal Cell in 2022.

ImmunoBank. We are building the ImmunoBank, our diverse bank of therapeutic TCRs, to allow for multiplexed TCR-T therapy, which has the potential to address the heterogeneous nature of solid tumors and to prevent resistance developing due to loss of a single haplotype target. We believe this approach may allow us to overcome the limitations and challenges of TCR-T therapy development to date. We plan to populate the ImmunoBank with TCRs for multiple targets as well as multiple HLA types for each target, thus helping us to overcome the key solid tumor resistance mechanisms of target loss as well as HLA loss. Finally, we are building the ImmunoBank to have the flexibility to be used with new and optimized methods of T cell engineering that we may develop over time. We are building the ImmunoBank to be compatible with both autologous and allogeneic engineering technologies in order to potentially transition to generating off-the-shelf, allogeneic T cells that have been pre-engineered with our TCRs for direct, customized administration to patients.

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

We have completed the construction and validation of a 7,000 square-foot state-of-the-art GMP manufacturing facility to manufacture all necessary Phase 1 and 2 supply for our TCR-T therapies. We expect that this facility will provide sufficient production capacity to supply product for all planned Phase 1 and 2 clinical studies for the hematologic malignancies and solid tumor programs. Clearance of our INDs for TSC-100 and TSC-101 validates our facility for human manufacturing of our T cell therapies. We believe our manufacturing platform will enable us to efficiently develop and manufacture many different TCR-T therapies, allowing us to deliver customized multiplexed therapy to patients with cancer. As of February 28, 2023, we have successfully manufactured TSC-100 and TSC-101 but have not yet dosed patients in our hematological malignancies program. The FDA has additionally cleared three INDs for our solid tumor program, including our primary IND, T-Plex which supports the simultaneous use of multiple TCRs to create customized, multiplexed TCR-T therapy candidates, as well as INDs for TSC-204-A0201 and TSC-204-C0702, in our view further validating our manufacturing capabilities.

Our Pipeline

We are building the ImmunoBank with the goal of delivering customized multiplexed TCR-T therapies to a wide range of patients with cancer. In addition, we are applying our platform to identify targets and TCRs in therapeutic areas outside of oncology, such as autoimmune disorders and infectious disease, through strategic partnerships. Our current proprietary pipeline is summarized in the figure below.

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

1.
Our Hematologic Malignancies Program. We are developing our hematologic malignancies program to treat patients with non-B cell malignancies including acute myeloid leukemia, or AML, myelodysplastic syndromes. or MDS, and acute lymphocytic leukemia, or ALL, who are undergoing allogeneic HCT. In the first phase of our clinical development strategy, we are initially focusing on clinically validated cancer targets that have been discovered in patients with exceptional responses to HCT-associated immunotherapy, including HA-1 and HA-2.

In the fourth quarter of 2021, we submitted IND applications with the FDA for our lead TCR-T therapy candidates, TSC-100 and TSC-101. In the first and second quarter of 2022, the FDA cleared the INDs for TSC-100 and TSC-101, respectively. We have initiated a multi-arm Phase 1 clinical study with several clinical sites activated with planned additional sites to be added in 2023. The study protocol allows us to conduct clinical trials of TSC-100 and TSC-101 in parallel, with patients enrolled in treatment arms based on their genotype. Patients who are positive for the target antigen, HA-1 or HA-2, as well as the HLA-A*02:01 allele, which is the HLA type required to display HA-1 and HA-2 on the cell surface for recognition by a T cell, will be eligible for enrollment. Furthermore, eligible patients will require donors who are negative for either the target antigen or the HLA-A*02:01 allele.

Through the development of our hematologic malignancies program, we have built a foundation of manufacturing, clinical, and regulatory capabilities, which we are applying to the development of our broader portfolio of TCR-T therapy candidates for solid tumors.

2.
Our Solid Tumor Program. We are developing a portfolio of autologous TCR-T therapy candidates that are designed to be used in combination with each other to treat and eliminate solid tumors. Our TSC-200 series of product candidates are designed to elicit anti-tumor responses in patients by targeting cancer-specific antigens in their tumor cells. Our TCR-T therapy candidates include: (i) either well-recognized cancer targets that have demonstrated anti-tumor activity in clinical trials or novel targets that were identified by TargetScan from the T cells of patients responding to immunotherapy, and (ii) naturally occurring TCRs specific to a patient’s HLA type that recognize these cancer-specific targets. Such targets are not only commonly shared among patients with the same cancer type, but also frequently expressed in multiple solid tumor types, enabling clinical development across multiple indications. Our first six product candidates include a combination of known targets, such as HPV16 for TSC-200, PRAME for TSC-203, and MAGE-A1 for TSC-204, as well as targets that are novel antigens for TCR-T therapy, such as for TSC-201, TSC-202, and TSC-205. In addition to our six lead product candidates, we have identified about 100 novel antigens as targets of tumor infiltrating T cells from patients who are responding to immunotherapy using our TargetScan technology. We are in early stages of analyzing these additional novel antigens and plan to advance those that we believe have the best potential as a TCR-T product candidate into preclinical development.

Our vision is to create and continuously expand the ImmunoBank to enable customized multiplexed TCR-T therapy for a wide range of solid tumor patients. Our initial solid tumor indications include head & neck, cervical, non-small cell lung and ovarian cancers, as well as melanoma. For each patient with a solid tumor malignancy, we plan to analyze their tumor to determine which targets are expressed at high levels in each patient's particular cancer. We will then access the ImmunoBank and select up to three TCRs that match their HLA type and address the most highly expressed targets in their tumor. We will use this set of TCRs to genetically reprogram their T cells to recognize these targets, and the resulting T cells will be infused back into the patient as a multiplexed TCR-T therapy.

We are also adding enhancements to our product candidates to deepen tumor responses and prolong duration of response. The additional cargo capacity of our non-viral vector delivery system allows us to add additional T cell enhancements to our product candidates to provide support for cytotoxic T cells. By adding CD8α/β, we believe we have the potential to increase response to TCR-T therapy up to four-fold in the clinic compared to the addition of the TCR alone. We are also adding dominant-negative TGFβRII to enable T cell proliferation despite the presence of TGFβ in the hostile tumor microenvironment, potentially enhancing T cell persistence.

3.
Strategic Partnerships and Collaborations. T cells play a fundamental role in many other therapeutic areas beyond cancer, such as autoimmune diseases and infectious disease. We believe that our TargetScan technology is well suited to discover novel antigens for the development of therapeutics, diagnostics, and vaccines in these other therapeutic areas. We intend to opportunistically pursue collaborations with strategic partners for applications of our platform technologies outside our core focus of oncology.

Our Strategy

Our mission is to create life-changing T cell therapies for patients by unleashing the untapped potential of the human immune system. Our goal is to use our proprietary platform technologies for the identification of novel tumor-specific antigens and clinically active TCRs to become a leader in the development of engineered T cell therapies for the treatment of hematologic malignancies and solid tumors. Our strategy includes the following key elements:

•
Leverage our proprietary platform technologies to build the ImmunoBank of therapeutic TCRs to treat a wide range of tumor types. Our TargetScan technology enables us to identify novel antigens that are broadly expressed across multiple types of solid tumors. In order to ensure that the antigens identified are clinically relevant, we use TCRs from tumor samples of patients with exceptional responses to immunotherapy. Our platform allows us to assess the specificity and cytotoxicity of these TCRs to develop a portfolio of TCR-T therapy candidates with therapeutic potential. As we continue to expand our screening technology, we believe we will be able to generate the ImmunoBank of therapeutic TCRs with the diversity required to treat many solid tumors using multiplexed therapy. We plan to populate the ImmunoBank with TCRs for multiple targets as well as multiple common HLA types for each target, thus helping us to overcome the key solid tumor resistance mechanisms of target loss as well as HLA loss.

•
Advance our lead product candidates, TSC-100 and TSC-101, through clinical development. Our two lead programs, TSC-100 and TSC-101, are designed to target HA-1 and HA-2, respectively, both of which are antigens with clinically demonstrated anti-tumor effects in patients who naturally develop T cells specific to these targets. Using our ReceptorScan technology, we generated hundreds of highly active TCRs that recognize HA-1 and HA-2. We selected TSC-100 and TSC-101 based on their superior potency and lack of off-target effects. In the fourth quarter of 2021 we submitted INDs for each of TSC-100 and TSC-101 to the FDA. The FDA cleared the INDs for both TSC-100 and TSC-101 enabling us to move forward with Phase 1 clinical development. We have initiated a multi-arm Phase 1 clinical study of TSC-100 and TSC-101 with several clinical sites activated, with planned additional sites to be added in 2023. The study protocol allows us to conduct clinical trials of TSC-100 and TSC-101 in parallel, with patients enrolled in treatment arms based on their genotype. In addition, through our hematologic malignancies programs, we have established a foundation of manufacturing, clinical and regulatory capabilities to support the development of our broad portfolio of TCR-T therapies.

•
Apply experience from our hematologic malignancies program to efficiently develop our solid tumor program targeting both novel and previously identified antigens. Using TargetScan, we have identified about 100 novel antigens as targets of tumor infiltrating T cells from patients who are responding to immunotherapy. We are initially developing our TSC-200 series of TCR-T therapies against six selected target antigens that are frequently expressed across multiple solid tumor types. Our first six solid tumor TCR-T therapy candidates include a combination of known targets, such as HPV16 for TSC-200, PRAME for TSC-203, and MAGE-A1 for TSC-204 as well as targets that are novel antigens for TCR-T therapy, such as for TSC-201, TSC-202, and TSC-205. We believe that the treatment of solid tumors will require a combination of several TCR-T therapeutics, which we refer to as ‘multiplexed therapy. We plan to leverage the foundation built from our hematologic malignancies programs to efficiently develop a robust portfolio of TCR-T therapy candidates and expand the ImmunoBank to enable multiplexed TCR-T therapies for the treatment of solid tumors.

•
Maintain internal manufacturing capabilities based on our non-viral T-Integrate system. We believe that in-house manufacturing capabilities substantially facilitate the successful early development of cell therapies. For our TCR-T therapy candidates, we have developed a non-viral gene delivery system, which we refer to as T-Integrate, based on transposons that are designed to enable cost-effective and consistent cell manufacturing with short development times. We have built an internal, fully operational GMP manufacturing facility that we expect will provide sufficient capacity to support all of our clinical programs in both hematologic malignancies and solid tumors through Phase 2 clinical trials. The additional cargo capacity of our non-viral vector delivery system allows us to add additional T cell enhancements to our product candidates to provide support for cytotoxic T cells. By adding CD8α/β, we believe we have the potential to increase response to TCR-T therapy up to four-fold in the clinic compared to the addition of the TCR alone. We are also adding dominant-negative TGFβRII to enable T cell proliferation despite the presence of TGFβ in the hostile tumor microenvironment, potentially enhancing T cell persistence. With the FDA clearance of our IND applications for TSC-100, TSC-101, and our first three IND applications for our solid tumor program, we consider our approach to be validated.

•
Develop next generation T cell engineering capabilities. Our long-term vision is to build an allogeneic repository of off-the-shelf, genetically engineered T cells and provide customized multiplexed TCR-T therapies to patients with a wide range of malignancies. Although our initial solid tumor programs are autologous, we are developing T cell engineering technologies and in-house manufacturing capabilities to transition our therapeutic TCRs to allogeneic therapies based on T cells derived from healthy donors or induced pluripotent stem cells. We are also exploring additional next generation technologies, such as in vivo T cell engineering, to further advance our T cell engineering capabilities.

•
Opportunistically pursue strategic partnerships and collaborations to maximize the full potential of our platform. Our platform represents a powerful tool to identify targets and TCRs in therapeutic areas outside of oncology, such as autoimmune diseases and infectious disease. We intend to seek strategic partners with proven clinical development and commercialization capabilities for certain targets and/or assets that do not overlap with our internal programs or our core focus. To date, we have a collaboration and license agreement with Novartis to identify novel cancer antigens from the T cells of patients with a specific type of cancer. Novartis has the option to license and develop therapies for up to three discovered targets. Should Novartis license a target, we are eligible for a payment of $10 million per target as well as future milestones and royalties. We have also expanded our target discovery capabilities to include both CD8+ and CD4+ T cell target discovery by engineering our platform to include class II antigen presentation. This capability allows for us to expand discovery efforts into T-cell mediated autoimmune diseases that have a strong Major Histocompatibility Complexes, or MHC, class II linkage. We intend to leverage this new capability to identify the pathogenic autoantigens driving T-cell mediated autoimmune diseases.

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

TCRs on Cytotoxic CD8+ T Cells Recognize the

Peptide/MHC Complexes of Tumor Cells

MHC proteins, which present different peptides to the human immune system, are highly variable among people. An individual’s MHC proteins are determined by their HLA type. Although there are many different HLA types, some are quite common. For example, 42% of individuals in the United States are positive for the HLA-A*02:01 allele, or variant. TCRs are often referred to as “HLA-restricted” because they are only able to interact with specific HLA types. For this reason, TCR-T therapy harnesses the specificity of the TCR-peptide-MHC interaction to selectively target tumor cells.

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

Two key shortcomings in the TCR field remain: Low response rates, and limited duration of response. These are related to solid tumors being heterogenous, and poor persistence of engineered T cells in patients. We believe we can overcome these known issues by adding enhancements to our product candidates, such as the addition of CD8α/β to improve persistence compared to CD8α alone. We are also co-introducing DN-TGFβRII, which is designed to overcome immunosuppression from TGFβ in the tumor microenvironment.

Our Approach

Our approach is based on the central premise that we can learn from patients who are winning their fight against cancer in order to treat those who are not. Using our proprietary platform technologies, we are analyzing the T cells of cancer patients with exceptional responses to immunotherapy to discover clinically relevant targets and TCRs. We are building the ImmunoBank with the goal of delivering customized multiplexed TCR-T therapy to a wide range of patients with cancers.

Learning

When a patient responds to an immunotherapy drug such as an immune checkpoint inhibitor, their tumor shrinks because T cells in their tumor become activated and drive an anti-tumor cytotoxic response. The TCRs of their T cells recognize tumor-specific antigens on tumor cells and signal the T cell to kill the cancer cells. Our approach starts with isolating clinically active anti-cancer T cells from tumor samples of patients who are responding to immunotherapy agents. We then use our proprietary TargetScan technology to determine the precise targets being recognized by their TCRs. This provides us with a novel TCR/target pair that can be developed into a TCR-T therapy candidate. The advantage of our approach is that when we identify a new target, we know the target is immunologically relevant – the human immune system has already used that target to recognize and fight cancer. Furthermore, we have already identified a TCR that recognizes the target and, importantly, is associated with a meaningful clinical response in a patient. This approach was highlighted in the peer-reviewed journal Cell in 2019. To de-risk clinical development of the TCR, we use our SafetyScan technology to scan across every peptide sequence in the entire human proteome with the goal of ensuring that it does not have any problematic off-target effects. We then select TCRs that are highly active with no apparent problematic off-target effects to be added to the ImmunoBank.

In addition to discovering novel TCR/target pairs, we are leveraging our proprietary ReceptorScan technology to identify highly active TCRs against previously identified and clinically validated targets. This approach was featured in the peer-reviewed journal Cell in 2022. Once we identify these highly active TCRs, we use our SafetyScan technology to reduce the risk that they exhibit problematic off-target effects, which de-risks their subsequent clinical development. The diagram below illustrates our proprietary discovery process where therapeutic TCR candidates are discovered using either TargetScan or ReceptorScan and those that we characterize as the best TCRs after screening with SafetyScan are added to the ImmunoBank.

Our Proprietary Target and TCR Discovery Process

Treating

Our discovery process enables us to build and expand the ImmunoBank with what we believe represents the most active TCRs isolated from a large group of diverse patients who are responding to immunotherapy. We are developing TCR-T therapies that use these clinically relevant TCRs to reprogram the T cells of patients who do not spontaneously generate effective anti-cancer T cells and thus do not respond to immunotherapy. Such patients will first have their tumors undergo HLA typing and testing for the presence of tumor-specific targets. Next, to manufacture engineered T cells, white blood cells will be obtained from either the patient or a healthy donor using a procedure called leukapheresis. We will then transport these white blood cells to our in-house manufacturing facility, where we isolate the T cells and genetically engineer them using TCR sequences from the ImmunoBank. We believe the continued expansion and diversification of the ImmunoBank will enable us to deliver customized multiplexed TCR-T therapy to patients, where each patient’s T cells are engineered with multiple TCRs that are matched to their specific tumor and HLA type. For example, if a patient’s tumor expresses high levels of a particular cancer target, their T cells will be reprogrammed with a TCR that recognizes that particular cancer target. The FDA's clearance of our T-Plex IND for the simultaneous combination of different TCRs, as well as secondary INDs for the first two TCRs in our solid tumor program, allows us to rapidly and efficiently expand the ImmunoBank and enables us to work toward our goal of bringing customized, multiplexed therapies to patients.

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

Our Patient Treatment and Manufacturing Process

Key Features of Our Approach

We believe there are three key advantages to our approach:

•
Our TCR-T therapies are based on highly active TCRs that are clinically relevant. Many other approaches to T cell therapy rely on specifically expanding T cells that are already present in the patient. Our platform analyzes anti-cancer T cells from a wide variety of patients who are responding to immunotherapy in order to find the most active and clinically relevant TCRs against each target. We believe that we can develop TCR-T therapies for a wide range of patients, including those who do not have T cells that efficiently recognize their cancers.

•
Our TCR-T therapies are designed to be used in combination with each other. We are building the ImmunoBank of TCRs to allow for multiplexed TCR-T therapy, which has the potential to address the heterogeneous nature of solid tumors and to prevent resistance developing due to loss of a single target. We believe this approach may allow us to overcome the limitations and challenges of TCR-T therapy development to date. We plan to populate the ImmunoBank with TCRs for multiple targets as well as multiple common HLA types for each target, thus helping us to overcome the key solid tumor resistance mechanisms of target loss as well as HLA loss. As the ImmunoBank is populated with more TCRs, we expect that patient eligibility will expand, as will our target market opportunities.

•
Our approach is expandable. The ImmunoBank has the flexibility to be used with new and optimized methods of T cell engineering that we may develop over time. We are building the ImmunoBank to be compatible with both autologous and allogeneic engineering technologies in order to potentially transition to generating off-the-shelf, allogeneic T cells that have been pre-engineered with our TCRs for direct administration to patients.

Our Platform

Our proprietary platform is designed to: (i) discover anti-cancer TCRs from patients with exceptional responses to immunotherapy; (ii) determine novel targets of clinically relevant TCRs; (iii) discover novel TCRs that recognize clinically validated targets; (iv) identify off-targets of TCRs to eliminate candidates that could potentially pose a safety risk; (v) multiplex treatments through inclusion of clinically relevant targets with HLA type to customize treatments and (vi) manufacture TCR-T therapies efficiently and consistently without the use of viral vectors using T-Integrate. The central elements of our platform that differentiate us from other cell therapy companies are our proprietary platform technologies: TargetScan, ReceptorScan, SafetyScan, the ImmunoBank and T-Integrate.

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

To identify the target of a clinically active TCR found in the T cells of a patient responding to immunotherapy, we mix T cells expressing that TCR with a genome-wide library of target cells where every cell in the library expresses a different protein fragment. In each target cell, the protein fragment is processed naturally by the proteasome or immunoproteasome and the resulting peptides are displayed on cell-surface MHC proteins. If a T cell recognizes the peptide-MHC complex on a target cell, it attempts to kill the target cell, thereby activating a proprietary fluorescent reporter in the target cell. By isolating fluorescent target cells and sequencing their expression cassettes, TargetScan reveals the natural target(s) of the T cell, as shown below. This technology was published as a feature article in Cell in 2019.

Overview of Our Proprietary TargetScan Technology

Central to this technology is the library of protein fragments used for any given TargetScan screen. Our proprietary libraries comprise hundreds of thousands of specific sequences that collectively include most or all of the targets that a TCR could potentially recognize. For example, our current Oncology Target Discovery Library (version 3.0) comprises over one million clones, each expressing a unique protein fragment. Collectively, these fragments span every human protein encoded in the human genome, along with all single nucleotide polymorphisms, or SNPs, which are single amino acid variations in naturally occurring proteins, observed at over 1% frequency in the human population. In addition, the library includes elements that are specific to cancer cells, which are particularly interesting to us as potential targets: common oncogenic driver mutations, cancer/testis antigens, human endogenous retroviruses, or HERVs, and a large collection of sequences that are not translated in normal tissue but frequently translated in human cancers. We constructed our libraries using a tiling pattern of overlapping fragments to provide complete and redundant coverage of every targeted sequence.

Our Oncology Target Discovery Library allows us to precisely identify the novel targets recognized by TCRs from patients who are responding to immunotherapy. In addition, because the library comprehensively covers every non-mutated human protein sequence, we are also able to fully characterize all potential off-target interactions for any given TCR, which we believe will help us reduce the risk and enhance the potential safety profile of our TCR-T therapy candidates before we advance them to clinical development. Furthermore, we can use our screen for any HLA type, enabling target discovery across a wide range of patient demographics.

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

The ability to identify problematic off-targets is critical as TCR-T therapies engineered with TCRs that recognize off-targets expressed at high levels in critical organs could cause toxicities, thereby limiting their therapeutic potential. We use SafetyScan to screen affinity-enhanced versions of TCRs. Affinity enhancement is a process by which a naturally occurring TCR is mutated in order to generate a more potent therapeutic construct. One such affinity-enhanced TCR that we screened had previously entered clinical trials with a different sponsor, but human testing of the TCR was halted abruptly because two patients treated with T cells engineered to express this affinity-enhanced TCR died of acute cardiac failure within five days of T cell administration. Subsequent studies revealed that this TCR recognized an off-target derived from the muscle protein Titin, which is abundantly expressed in cardiac tissue. When we screened this same affinity-enhanced TCR using our SafetyScan technology, we identified a variety of potential additional off-targets which were not seen in our screen of the natural TCR, including the protein Titin. This experiment demonstrates why we believe that our SafetyScan technology provides a significant competitive advantage, because it enables us to rapidly and efficiently eliminate from our preclinical pipeline TCRs that are identified as recognizing potentially problematic off-targets. Importantly, this includes off-targets that may not be identified through standard bioinformatics or in- vitro tissue assays. We believe that SafetyScan thereby has the potential to enable us to decrease the risk of encountering unexpected toxicities in our clinical trials by providing a genome-wide understanding of off-target effects.

Using our TargetScan technology, we have identified about 100 novel antigens as targets of tumor infiltrating T cells from patients who are responding to immunotherapy. We believe this provides us with a competitive advantage, because not only are we among the first to identify these targets as tumor-specific antigens, but also we have already identified highly active TCRs that recognize these targets.

ReceptorScan identifies ultrahigh affinity, naturally occurring TCRs with low risk of off-target effects

T-Integrate—Genetic Engineering of T Cells Using Transposons

Cell therapy manufacturing is highly complex, and associated challenges have led to significant delays or failures in the development of many cell therapies. To enable the rapid, cost-effective, and consistent manufacturing of TCRs, we have developed a non-viral vector delivery system that we refer to as T-Integrate. Our manufacturing platform enables us to introduce any of the TCRs from the ImmunoBank, along with additional genetic elements such as CD8 that further augment T cell function, into the genomes of patient- or donor-derived T cells.

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

As a more efficient and reproducible alternative to lentivirus, we have developed T-Integrate to genetically engineer T cells using a transposon/transposase system, as shown in the graphic below. In this system, DNA encoding the TCR is manufactured as a Nanoplasmid™ and enables DNA delivery using a smaller plasmid footprint. The Nanoplasmid, together with an mRNA sequence encoding a transposase enzyme, is introduced into the T cell by electroporation. After the T cell translates the mRNA into protein, the transposase enzyme inserts the TCR sequence from the Nanoplasmid into the genome of the T cell. This system is highly reproducible, as the only required components are a Nanoplasmid, which is different for each TCR product, and mRNA, which is constant for all TCR products. Unlike lentivirus, both of these components are routinely manufactured in a cost-effective manner without the need for extensive process development. We believe our manufacturing platform will enable us to efficiently develop and manufacture many different TCR-T therapies, allowing us to deliver customized multiplexed therapy to patients with cancer. As of February 28, 2023, we have successfully manufactured TSC-100 and TSC-101 but have not yet dosed patients in our hematological malignancies program. The FDA has cleared three INDs for our solid tumor program, including our primary IND, T-Plex which supports the simultaneous use of multiple TCRs to create customized, multiplexed TCR-T cell therapy candidates, as well as INDs for TSC-204-A0201 and TSC-204-C0702.

Our T-Integrate Manufacturing Platform

Our transposon vector includes both the beta and alpha chains of the TCR under the control of a strong promoter. This is designed to ensure that high levels of the TCR are produced on the surface of the T cells and that the TCRs that are normally expressed in the patient or donor’s T cells, or the ‘endogenous’ TCRs, are suppressed. We have also introduced specific alterations in the constant region of the TCR to further augment its stability. In addition to the TCR, our transposon construct includes genes encoding the alpha and beta chains of the cell-surface protein CD8. CD8 forms a complex with the TCR and is necessary for the TCR to recognize its target on tumor cells. Including the CD8 co-receptor in our construct enables us to genetically reprogram both major types of T cells: cytotoxic T cells that naturally make their own CD8 and helper T cells that do not make CD8. Our final TCR-T therapies are a mixture of both cytotoxic and helper T cells that have been reprogrammed to recognize and eliminate tumor cells expressing the relevant targets. We also included a short peptide tag at the beginning of CD8 alpha in our construct. This tag does not interfere with the function of CD8 alpha but provides a way to easily purify the engineered T cells during our manufacturing process. We plan to further enhance our T cell therapies with the addition of DN-TGFβRII to overcome the immunosuppressive tumor microenvironment. An illustration of the construct of our TCR-T therapies is shown below.

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

Our Hematologic Malignancies Program

We are developing our hematologic malignancies program to treat patients with non-B cell malignancies (AML, MDS, ALL) who are undergoing allogeneic HCT. In the first phase of our clinical development strategy, we are initially focusing on well-recognized cancer targets that have been discovered in patients with exceptional responses to HCT-associated immunotherapy, including HA-1 and HA-2. Our program is based on the well-established observation that patients who are mismatched with their donors for minor histocompatibility antigens such as HA-1 or HA-2, and naturally mount a T cell response against those antigens, show significantly lower relapse rates following HCT. By developing TSC-100 and TSC-101, TScan aims to recreate this natural graft versus leukemia response in order to prevent relapse in patients undergoing HCT.

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

We are conducting clinical trials of our lead TCR-T therapy candidates, TSC-100 and TSC-101, in parallel, with patients to be enrolled in treatment arms based on their genotype, as shown below. Patients who are positive for the target antigen, HA-1 or HA-2, as well as the HLA-A*02:01 allele, which is the HLA type required to display HA-1 and HA-2 on the cell surface for recognition by a T cell, will be eligible for enrollment. Furthermore, eligible patients will require donors who are negative for either the target antigen or the HLA-A*02:01 allele.

Our Clinical Development Strategy for Multiple TCR-T Therapies

Background on Hematologic Malignancies

HCT has become the standard of care for many hematologic malignancies. When a patient with leukemia undergoes HCT, they start by receiving a conditioning regimen of high dose chemotherapy with or without radiation. This regimen is intended to kill both the patient’s leukemia cells as well as their native blood cells and blood cell precursors, including hematopoietic stem cells in their bone marrow. The patient then receives hematopoietic stem cells from an HLA-matched donor. The stem cells engraft in their bone marrow and start to repopulate their body with new blood cells, which are now genetically identical to the donor. HCT has demonstrated the rare opportunity in cancer treatment to generate long-term remissions or cures. For example, patients with acute myeloid leukemia, or AML, who receive HCT have a five-year post-transplant survival rate of 44%.

Approximately 7,000 allogeneic HCT procedures are performed yearly in the United States, primarily in patients with AML, MDS, or ALL. As a curative therapy for many hematologic malignancies, use of HCT has been steadily increasing over the last two decades, as shown below, with increased use driven largely by increasing donor qualification, an increase in disease prevalence due to aging populations, and improved conditioning regimens permitting broader use in older and frailer patient segments. In addition, newer, more effective leukemia therapies continue to drive an increasing use of HCT in patients who previously failed to achieve proper remission prior to transplant. While the approval of CAR-T therapies has significantly impacted the treatment of B cell malignancies over the last decade, HCT in non-B cell malignancies is anticipated to remain the standard of care for patients. An example of the limitations associated with CAR-T therapy is the difficulty differentiating tumor from normal cells of CD19-targeted CAR-T therapies. CD19 is a target highly expressed on the surface of tumor cells and is also expressed on normal B cells which are also eliminated by CD19 targeted CAR-T cells. While loss of B cells does not generally lead to serious complications, toxicity on other normal myeloid blood cell types such as neutrophils would cause a life-threatening complication called febrile neutropenia in which bacterial infections occur due to the loss of neutrophils. This is one reason why CAR-T therapies cannot be used in non-B cell hematologic malignancies such as myeloid leukemias and HCT remains the standard of care for those patients.

The Number of Allogeneic HCT Procedures in the U.S. Continues to Rise

7000
6000
5000
4000
3000
2000
1000
0
Annual Allo-HCT (U.S.)
ALL
MDS
AML
2.7k
3.9k
5.6k
6.8k
2004
2009
2014
2019
Year

However, despite the increasing use of HCT and the resulting clinical benefits or cures, approximately 40% of the patients who receive HCT relapse, at which point there are limited treatment options and the prognosis is very poor. Clinical observations have shown that if the T cells of the donor recognize certain minor histocompatibility antigens, or miHAs, in the patient’s leukemia cells, such as proteins that have single amino acid differences between the patient and the donor, the T cells of the donor drive a specific graft vs. leukemia, or GvL, effect, whereby the engrafted donor T cells detect remaining leukemia as foreign and eliminate the remaining disease. As a result, the patient often experiences a long-term remission from their cancer, or even a complete cure. If the miHAs are also expressed in non-hematopoietic tissues, the patient may develop graft vs. host disease, or GvHD, but if the miHAs are only expressed in blood cells, a specific GvL effect is observed without an increase in GvHD. Our hematologic malignancies program is focused on targeting miHAs that are exclusively expressed in hematopoietic cells in order to induce the GvL effect while potentially mitigating the risk of GvHD.

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

TSC-100 Treatment Paradigm

Because people inherit two copies of every chromosome, one from their mother and one from their father, everyone has two copies of the ARHGAP45 gene. HA-1-positive patients can therefore be either homozygous for HA-1 (+/+), with both genes encoding the HA-1-positive peptide (VLHDDLLEA), or heterozygous for HA-1 (+/-), with one gene encoding the HA-1-positive peptide and the other encoding the HA-1-negative peptide (VLRDDLLEA). To ensure that TSC-100 is able to effectively eliminate healthy blood cells and leukemia cells that are either homozygous HA-1-positive (+/+) or heterozygous HA-1-positive (+/-), we assessed the activity of TSC-100 against blood cells derived from a variety of healthy donors and patients with AML and ALL. In preclinical studies, TSC-100 eliminated both homozygous and heterozygous HA-1-positive healthy blood cells and leukemia cells.

It is known in the cell therapy field that TCRs which exhibit off-target effects can potentially cause toxicity. In order to reduce the potential for TCR-100a to exhibit problematic off-target effects, we used SafetyScan to comprehensively scan for any other potential targets recognized by TCR-100a. In the screen, all three protein fragments in the library that contain the HA-1-positive peptide antigen were strongly enriched, and no significant off-target interactions were observed. In contrast, some of the other HA-1-specific TCRs identified by ReceptorScan did exhibit off-target effects, highlighting our ability to select candidates that we believe have favorable risk/benefit profiles.

TSC-101

Similar to TSC-100, TSC-101 is an allogeneic TCR-T therapy candidate directed at eliminating residual cancer cells in HA-2-positive and HLA-A*02:01-positive patients with hematologic malignancies who undergo HCT using a donor who is either HA-2-negative or HLA-A*02:01-negative. HA-2, which is derived from the protein MYO1G, is another miHA that has been identified to be clinically relevant. In patients who naturally develop HA-2-specific T cells, a GvL effect has been observed and these patients experience long-term remissions. Using ReceptorScan, we have identified a highly active TCR, which we refer to as TCR-101a, that recognizes HA-2. In the fourth quarter of 2021, we filed an IND for TSC-101. The FDA cleared our IND for TSC-101, enabling us to move forward with Phase 1 clinical development.

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

Clinical Development Plan for Our Hematologic Malignancies Program

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

Phase 1 Clinical Trial

We have initiated clinical studies for TSC-100 and TSC-101 within a multi-arm, controlled, Phase 1, ‘umbrella’ design clinical trial to investigate the safety and efficacy of TSC-100 and TSC-101 in patients with ALL, AML, and MDS, that are undergoing HCT following RIC.

Our Phase 1 clinical trial is designed to include measurements of early surrogate markers of efficacy, such as chimerism, or the percentage of blood cells that are donor-derived, and whether patients continue to have detectable residual leukemia in their post-transplant bone marrow biopsy, both of which are predictors of relapse. As shown in the graphic below, we are also including a control arm, comprising patients who do not meet the HLA or miHA genetic criteria and are treated with standard RIC haplo transplantation alone. Comparisons of both safety and efficacy outcomes with this control arm will potentially enable all patients treated with TSC-100 or TSC-101 to be included as part of the efficacy analysis for the initial Phase 1 trial prior to transitioning the program into a registrational Phase 2 trial towards a future biologics license application, or BLA, filing.

Multi-Arm Phase 1 Clinical Trial Design

Anticipated timeline

We filed INDs for TSC-100 and TSC-101 in the fourth quarter of 2021. The FDA has cleared our INDs for TSC-100 and TSC-101, enabling us to move forward with our clinical development plans. We expect to enroll patients in all three arms in the Phase 1 umbrella trial for TSC-100 and TSC-101 and plan to report safety and biomarker data mid-year. Additionally, we expect that we will reach the recommended Phase 2 dose for TSC-100 and TSC-101 and report further clinical safety and biomarker data for the program by the end of 2023. We expect to report prevention of relapse data in 2024.

Future market expansion opportunities

If TSC-100 and TSC-101 demonstrate the ability to significantly reduce relapse rates after HCT, there could potentially be new opportunities to expand the curative potential of HCT combined with TSC products to greater numbers of patients. Currently, only about 7,000 patients undergo HCT per year in the United States out of approximately 40,000 patients diagnosed each year with AML, MDS and ALL. There are two reasons for this relatively modest rate of transplant utilization. First, only patients who achieve a clinical complete remission (CR) are referred for HCT since the relapse rates of patients not in CR are considered too high to safely use HCT.

If HCT combined with TSC products markedly reduce relapse rates, patients who do not achieve CR could still undergo HCT and benefit from its curative potential. This market expansion would require a separate clinical trial. Second, while reduced intensity conditioning has enabled many more elderly and frail patients to undergo transplantation, the chemotherapy and radiation doses used for conditioning are still high and considered too toxic for most patients over the age of 65 or those with underlying comorbidities. This is because the conditioning regimen of HCT is considered the primary modality to eliminate residual leukemia cells and reducing doses further would result in greater relapse rates. If however, the relapse rates could be reduced by a TSC product post HCT, a clinical trial could test the use of minimal intensity conditioning prior to HCT. If successful, this would further expand the curative potential of HCT combined with TSC therapy to older, frailer patients. A final market expansion opportunity could occur from the use of TSC products as a chemotherapy and radiation-free conditioning regimen for non-malignant diseases such as sickle cell anemia which are currently treated with HCT. Since chemotherapy and radiation are associated with the risk of long-term toxicities such as cancer, heart damage, lung damage and infertility, cellular therapies such as TSC-100 or TSC-101 could reduce those risks and increase the numbers of patients willing to undergo HCT.

Solid Tumor Program

We are developing a portfolio of autologous TCR-T therapy candidates that are designed to be used in combination with each other to treat and eliminate solid tumors. Our TSC-200 series of product candidates are designed to elicit an anti-tumor response in patients by targeting cancer-specific antigens in their tumor cells. Our TCR-T therapy candidates include: (i) either well-recognized cancer targets that have demonstrated anti-tumor activity in clinical trials or novel targets that were identified by TargetScan from the T cells of patients responding to immunotherapy and (ii) naturally occurring TCRs specific to a patient’s HLA type that recognize these cancer-specific targets. Such targets are not only commonly shared among patients with the same cancer type, but also frequently expressed in multiple solid tumor types, enabling clinical development across multiple indications. Our six solid tumor TCR-T therapy candidates include a combination of known targets, such as HPV16 for TSC-200, PRAME for TSC-203, and MAGE-A1 for TSC-204, as well as novel TCR-T therapy targets that have not yet been tested in the clinic, such as TSC-201, TSC-202, and TSC-205. We are currently advancing our six solid tumor TCR-T therapy candidates. We received FDA clearance for our initial three INDs for the treatment of solid tumors. These include a primary IND for the entire solid tumor program, which we refer to as T-Plex, which supports the simultaneous use of multiple TCRs to create customized, multiplexed TCR-T cell therapy candidates based on target and HLA expression. The FDA also cleared INDs for TSC-204-A0201 and TSC-204-C0702, the first two TCRs in the ImmunoBank, targeting MAGE-A1 on HLA types A*02:01 and C*07:02, respectively. We plan to further expand the ImmunoBank by filing INDs for additional TCRs throughout 2023. In addition to our six lead solid tumor TCR-T therapy candidates, we have identified about 100 novel antigens as targets of tumor infiltrating T cells from patients who are responding to immunotherapy using our TargetScan technology. We are in early stages of analyzing these additional novel antigens and plan to advance those that we believe have the best potential as a TCR-T therapy candidate into preclinical development.

We are building the ImmunoBank, a collection of highly active TCRs, to enable multiplexed TCR-T therapy. Our vision is to expand the ImmunoBank with TCRs that recognize diverse targets and are associated with multiple HLA types in order to provide a broad array of therapeutic options for patients with various types of solid tumors. For patients with a solid tumor malignancy, we plan to analyze their tumor to determine which targets are expressed at high levels in their particular cancer. We will then access the ImmunoBank and select up to three TCRs that match their HLA type and address the most highly expressed targets in their tumor. We will use this set of TCRs to genetically reprogram their T cells to recognize these targets and the resulting engineered T cells will be infused back into the patient as a multiplexed TCR-T therapy.

Our Strategy to Treat Solid Tumors with Multiplexed TCR-T Therapy

TCR-T Therapy for the Treatment of Solid Tumors

Immunotherapy has reshaped the treatment of solid tumors by demonstrating that tumor shrinkage, eradication, and long-term durable responses can be obtained by stimulating the patient’s own immune system to attack their cancer cells. Immune checkpoint inhibitors, such as nivolumab or pembrolizumab, work by unleashing anti-cancer T cells that are already present in a patient’s tumor, enabling those T cells to recognize and eliminate their cancer. For patients who respond to checkpoint inhibitors, these agents have been shown to be very effective. However, only a subset of patients responds to checkpoint inhibitors, highlighting the need for T cell-based therapies that can treat those patients who do not respond. Despite their efficacy in only a subset of patients, checkpoint inhibitors have annual sales well in excess of $25 billion.

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

Our Solution

Our solid tumor program is based on the premise that if we can understand how T cells naturally fight cancer, we can use this information to design life-changing TCR-T therapies for virtually any patient with cancer. Our discovery process begins with identifying patient T cells that are actively driving their clinical response to immunotherapy. We then use TargetScan to determine the precise targets of these highly active TCRs. Our discovery efforts are initially focused on patients with head and neck cancer who respond to checkpoint inhibitor therapy and patients with melanoma who respond to TIL therapy. These cancers represent tumor types with a high degree of T cell infiltration and strong responses to immunotherapy, which provides us with clinically active T cells from which we can discover novel TCR/target pairs. We have found that targets discovered in one type of cancer are often expressed in other cancers as well, enabling broader clinical development of our TCR-T therapy candidates. The tumor types we are focused on also express several known targets that were previously discovered from patient T cells. We are using ReceptorScan to discover highly active TCRs for these previously identified targets to complement the discovery of our novel TCR/target pairs. Finally, the ImmunoBank will allow us to target multiple HLA types to prevent target loss and increase durability of response.

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

We are focused on the discovery of novel targets within this class of antigens and have built a TargetScan library comprising 40,000 fragments that cover 1,600 CTA genes. Because this library is substantially less complex than our genome-wide Oncology Target Discovery Library, we can screen the TargetScan library with dozens of TCRs simultaneously. For example, we screened 35 TCRs derived from 11 patients with melanoma who received TIL therapy. In a single screen, we identified three TCR/target pairs that recognize CTAs, including the antigen target for one of our lead solid tumor product candidates, TSC-201, which we refer to as Target-201, as well as two other antigens that have not previously been identified as targets for TCR-T therapy.

TCR and Target Validation Process

When we discover novel TCR/target pairs, we first determine if the gene that encodes the target is expressed at high levels in normal tissue. We found that Target-201 is exclusively expressed in testis, which is an immune privileged tissue and, as a result, should not pose a significant safety concern. We also examined how frequently the target is expressed in various solid tumors. In the screen, Target-201 was overexpressed in a high percentage of melanoma tumor samples as well as in several other tumor types, including non-small cell lung cancer, or NSCLC, head and neck cancer, and cervical cancer.

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

Finally, to reduce the risk that a TCR discovered in a targeted screen recognizes any problematic off-targets, we re-screen the TCR using SafetyScan and our genome-wide library. When the TCR that recognizes Target-201 was re-screened using our Oncology Target Discovery Library, which includes protein fragments spanning every normal protein encoded in the human genome, only one potential off-target was observed. We subsequently identified several cell lines that naturally express the full-length protein from which the off-target antigen was derived and found that T cells engineered with the TCR do not recognize or kill these cells. Although the TCR recognizes target cells overexpressing protein fragments containing this off-target antigen, it does not recognize cells expressing the full-length protein at normal levels. This shows that our genome-wide screen detects potential off-targets with very high sensitivity, and that not all off-targets detected in this manner are problematic. In the event, however, that a TCR exhibits problematic off-target effects, we can use ReceptorScan to discover alternative TCRs that have similar anti-cancer effects but do not cross-react with proteins expressed at high levels on normal tissue or critical organs.

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

TSC-200 Series

Our six solid tumor TCR-T therapy candidates include a combination of known targets, such as HPV16 for TSC-200, PRAME for TSC-203, and MAGE-A1 for TSC-204, as well as targets that are novel antigens for TCR-T therapy, such as for TSC-201, TSC-202, and TSC-205. All of these targets are frequently expressed in the solid tumors of interest to us, including melanoma, head and neck cancer, NSCLC, and cervical cancer. In 2022, it is estimated that in the U.S., approximately 100,000 patients are diagnosed with melanoma, 66,000 with head and neck cancer, 185,000 with NSCLC, and 14,000 with cervical cancer. We plan to advance a combination of known and novel targets into clinical development, which will allow us to use the product candidates targeting known antigens as backbones for our initial clinical trials evaluating multiplexed TCR-T therapy. For example, we plan to evaluate TSC-200, which targets well-known and clinically-validated oncogenic proteins derived from HPV16, in combination with TSC-201 and TSC-202, which target antigens that have not yet been tested for TCR-T therapy.

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

TSC-203

We are developing TSC-203 as a TCR-T therapy candidate targeting a known cancer antigen, Preferentially Expressed Antigen in Melanoma, or PRAME. Similar to Target-201, PRAME contributes to tumorigenesis by suppressing cellular signals that control cell division, and higher expression levels of PRAME in tumors correlate with increased metastasis and poor patient outcomes. PRAME is a CTA that, like Target-201 and Target-202, is absent in adult tissues except in the ovaries and testis. Approximately 50% of NSCLCs, approximately 25% of cervical cancers, and approximately 90% of melanomas and head and neck cancers express PRAME. Moreover, PRAME expression is homogeneous within these tumors, which we believe make it an attractive target for multiplexed TCR-T therapy. Using ReceptorScan, we have identified thousands of TCRs across multiple PRAME-derived epitopes presented on HLA-A*02:01, and we are currently identifying the most active TCR to advance to IND-enabling studies. In addition, we are using TargetScan on clinically active TCRs from patients with melanoma and head and neck cancer to identify novel PRAME epitopes presented on other HLA types.

TSC-204

We are developing TSC-204 as a TCR-T therapy candidate targeting a known cancer antigen, melanoma-associated antigen 1, or MAGE-A1, that will include multiple TCRs for different HLA-restricted epitopes on this target. Using our TargetScan platform we have identified MAGE-A1 as one of the targets of T cells from a head and neck cancer patient responding to checkpoint inhibitor therapy. From this patient, we discovered multiple different TCRs recognizing a novel HLA-C*07:02 restricted epitope of MAGE-A1 which is a cancer/testis gene frequently overexpressed in a wide variety of solid tumors, including approximately 45% of head and neck cancers, 50% of melanomas, 50% of cervical cancers and 50% of non-small cell lung cancers. In addition to these highly active HLA-C*07:02 restricted TCRs, we are also using ReceptorScan to identify additional clinical TCRs for MAGE-A1 epitopes presented on multiple other HLA alleles to further expand the addressable patient population. TScan believes that it is the only company with a disclosed TCR program in MAGE-A1 for HLA types other than A*02:01. The Company filed INDs for TSC-204-A0201 and TSC-204-C0702 in December 2022, and the FDA cleared these INDs in January 2023, allowing us to proceed with Phase 1 clinical development enabling activities.

TSC-205

We are developing TSC-205, a known cancer antigen, as a TCR-T therapy candidate. Expression of this antigen is distinct from our current clinical targets, with especially prevalent expression in head and neck and non-small cell lung cancers. Using our ReceptorScan platform, we have generated candidate TCRs for two different epitopes derived from TSC-205.

In addition to our six lead solid tumor TCR-T therapy candidates, we have identified about 100 novel antigens as targets of tumor infiltrating T cells from patients who are responding to immunotherapy using TargetScan. Although target validation naturally results in attrition, it is clear that tumor-resident T cells recognize many more shared antigens than have been reported to date. Many of the antigens we have identified are expressed across multiple solid tumor types and some have expression levels comparable or superior to targets currently in clinical development by others such as NY-ESO-1. We are currently in the process of validating several of these additional novel antigens and identifying potential TCR/target pairs using our platform technologies. We plan to continuously expand the ImmunoBank with TCRs for both known and novel targets as well as address different HLA types to enable customized multiplexed TCR-T therapy candidates while also addressing the potential issue of HLA loss leading to resistance for a wide range of solid tumor patients.

Clinical Development Plan for Our Solid Tumor Program

For the initial first-in-human studies for our TSC-200 series of TCR-T therapy candidates, we plan to evaluate multiple TCRs in parallel to determine the safety and preliminary efficacy of multiplexed TCR-T therapy. In January 2023, the FDA cleared our IND application for T-Plex, which will serve as the primary IND for our solid tumor program, enabling customized combinations of TCR-Ts to be administered to patients based on the targets and HLAs expressed in their tumors. Specific TCRs for each patient will be chosen from the ImmunoBank consisting of high affinity, naturally occurring TCRs that recognize a variety of prevalent cancer-specific targets and are associated with common HLA types. Each unique TCR-T will be filed as a secondary IND and will reference the primary T-Plex IND.

In addition to the T-Plex IND, the FDA cleared secondary INDs for two initial TCR-T product candidates, TSC-204-A0201 and TSC-204-C0702, targeting melanoma associated antigen 1 (MAGE-A1) on HLA types A*02:01 and C*07:02. MAGE-A1 is a cancer-associated antigen overexpressed in 45% of head and neck cancers and 50% of melanoma, cervical, and non-small cell lung cancers. We believe that TSC-204-C0702 is the first clinical program in MAGE-A1 for an HLA type other than A*0201. We are now conducting activities to enable the initiation of a multicenter Phase 1 clinical trial to evaluate the safety, preliminary efficacy, and feasibility of repeat dosing of multiplexed TCR-T therapy. We plan to enroll patients with non-small cell lung cancer, melanoma, head and neck cancer, ovarian, and cervical cancer. We expect that many of the clinical trial sites enrolling patients in our hematologic malignancies program are planning to join our solid tumor Phase 1 study. We plan to begin enrolling patients in the screening protocol of this study by the middle of this year, with patient dosing expected to commence in the third quarter of 2023. We plan to share initial safety and biomarker data for the most advanced single-agent TCRs by the end of 2023, with initial multiplex therapy data for our first combination of TCRs under T-Plex expected in the first half of 2024.

We plan to further populate the ImmunoBank with additional targets and HLA types, including cancer/testis antigens and TCRs targeted at epitopes of HPV. We envision these HPV-targeting TCRs will serve as a backbone therapy for patients with HPV-positive malignancies, including head and neck, cervical, and anal cancers. According to the Centers for Disease Control, the incidence of HPV-positive cancers in the U.S. is approximately 46,000 cases per year, with five-year survival rates ranging from approximately 50% to 70%. The targets of TSC-201, TSC-202, TSC-203, TSC-204, and TSC-205 are also frequently expressed in the solid tumors of interest to us, as shown below.

Cancer Expression Levels for the Targets of our Lead Solid Tumor Programs

After establishing single agent safety for each of our initial solid tumor TCR-T therapy candidates in a multi-arm Phase 1 clinical trial, we plan to test our series 200 TCR-Ts in combination with other TCRs in the ImmunoBank in patients who are positive for the respective targets of these therapies. We will also explore three-TCR combinations in patients who are positive for the three respective targets. Because the targets of TSC-201, TSC-202, TSC-203, and TSC-204 are also frequently expressed in melanoma and NSCLC, we will also explore various combinations of these TCR-T therapy candidates in patients with HPV-negative head and neck cancer, melanoma, and NSCLC. A summary of our planned Phase 1 clinical strategy is shown below.

TSC-200 Series Dose Escalation Scheme Provides Rapid Path to Testing and Expanding Multiplexed TCR-T in Phase 1

Anticipated timeline

As we advance our solid tumor program, we anticipate submitting IND filings for additional TCRs throughout 2023. We expect to report initial safety data for the most advanced TCRs in this series by year end 2023, with multiplex therapy data anticipated in 2024. As we continue to discover and validate TCR/target pairs, we aim to continue to file additional INDs and introduce those solid tumor TCR-T therapy candidates into this multi-arm basket-style Phase 1 clinical trial. We believe this trial will serve as the first step towards our long-term goal of building and expanding the ImmunoBank to provide customized multiplexed TCR-T therapy for virtually any patient with a solid tumor malignancy.

ImmunoBank – Flexible Content for Diverse Platforms

Our current clinical development strategy is based on autologous T cell engineering, which is the basis for approved CAR-T products such as Kymriah and Yescarta. As the field of T cell engineering evolves, a wide variety of additional manufacturing platforms are being developed that may further improve TCR-T cell products. For example, companies such as Lyell Immunopharma, Inc. are developing methods to enhance autologous T cell engineering to provide improved duration of efficacy, while companies such as Allogene Therapeutics, Inc. are developing ways to engineer allogeneic T cells and companies such as Sana Biotechnology, Inc. are developing ways to engineer T cells in vivo. All of these engineering platforms require validated “content” – TCRs that recognize tumor-specific antigens on cancer cells without recognizing problematic off-targets. As we advance the ImmunoBank of TCRs through clinical development, we intend to continue to build our own manufacturing platform, while simultaneously investigating novel T cell engineering platforms once they have established safety and efficacy. Ultimately, we aspire to build the largest collection of validated TCR “content” that can be used with a variety of T cell engineering platforms.

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

License and Collaboration Agreements

Collaboration and License Agreement with Novartis

On March 27, 2020, we entered into a Collaboration and License Agreement with Novartis Institutes for BioMedical Research, Inc. (Novartis) (such agreement, the Novartis Agreement). Pursuant to the Novartis Agreement, we have received an aggregate of $20.0 million of cash representing the upfront payment and research funding totalling $10 million. We granted Novartis and its affiliates options to obtain exclusive, royalty-bearing, sublicensable, transferable, worldwide licenses to certain target antigens identified in performance of the Novartis Agreement and corresponding T cell receptors for such target antigens to make, have made, import, use, sell or offer for sale, including to develop, manufacture, commercialize, register, hold or keep, have used, export, transport, distribute, promote, market or have sold or otherwise dispose of such target antigens and corresponding T cell receptors. Novartis can exercise each option by paying us $10.0 million and can exercise up to three options (each target antigen for which Novartis exercises an option, an “Optioned Program”). In addition, we granted Novartis and its affiliates an option to obtain a non-exclusive, royalty-bearing, sublicensable, transferable, worldwide license under our intellectual property corresponding to products associated with such Optioned Program and improvements to our platform created in performance of activities under the Novartis Agreement, in each case, solely as necessary to exploit products associated with such Optioned Program.

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

For each Optioned Program, as between the parties Novartis is solely responsible for the clinical development of such Option Program. Novartis is required to pay us up to an aggregate of $230.0 million upon achievement of certain clinical milestones and milestones for the first commercial sale in certain countries with respect to products directed to the corresponding target antigen for each Optioned Program. Novartis is also required to pay us up to an aggregate of $260.0 million upon achievement of certain annual net sales milestones for products directed to the corresponding target antigen for each Optioned Program. In addition, for each Optioned Program, Novartis is required to pay us, on a product-by-product and country-by-country basis, tiered royalties in the low-single-digit to mid-single-digit percentage on Novartis’, its affiliates’ and sublicensees’ net sales of certain products directed to target antigens for each Optioned Program and a percentage in the mid-single-digits to low-teens on Novartis’ net sales of products directed to such antigens and containing a T cell receptor we identified to Novartis in our performance of the Novartis Agreement, subject to certain customary reductions. Royalties will be payable on a product-by-product and country-by-country basis during the period of time commencing on the first commercial sale of an applicable product in a country and ending upon the later of: (a) 10 years from the date of first commercial sale of such product in such country; (b) expiration of the last-to-expire valid claim of patents licensed by us to Novartis under the Novartis Agreement covering the manufacture, use or sale of such product in such country; or (c) the expiration of any regulatory or marketing exclusivity in such country with respect to such product (the “Royalty Term”). Novartis may terminate the Novartis Agreement entirely or on a program-by-program basis at any time for convenience upon 90 days’ notice; provided, however, that Novartis will be required to fulfill any payment obligations that accrued prior to termination.

For a period of up to 180 days after the end of the collaboration period (which collaboration period is anticipated to end in March 2023), we agree to notify Novartis if we intend to seek a third party partner to exclusively license or similarly grant rights to patents or know-how developed by us under the collaboration to allow for the development or commercialization of products directed to any programs that Novartis has not exercised an option to prior to the expiration of such option (a ROFN Notice). Upon receiving such notice, Novartis will have 90 days to provide us with a term sheet to exclusively license such collaboration technology to develop or commercialize products directed to such previously declined program, which will trigger Novartis’s right of first negotiation. If Novartis delivers such term sheet, then Novartis will have 270 days following the ROFN Notice to negotiate a license for such collaboration technology.

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

Exclusive Patent License Agreement with BWH

On December 5, 2018, we entered into an Exclusive Patent License Agreement with The Brigham and Women’s Hospital, Inc., or BWH, as amended on July 26, 2019 and further amended and restated on April 20, 2021, or, collectively, the BWH Agreement, pursuant to which we obtained an exclusive, sublicensable, worldwide license to practice under certain of BWH’s patent rights for identifying T Cell epitopes, which are relevant to our TargetScan technology for identifying potential therapeutic products. The original 2018 BWH Agreement granted us the right to practice BWH’s patent rights in a certain field of use, MHC Class I License Field. In connection with the amended and restatement of the BWH Agreement in 2021, we expanded the field of use in which we are authorized to practice BWH’s patent rights to include MHC Class II uses and applications in exchange for certain additional payments to BWH. We are obligated to use commercially reasonable efforts to develop and commercialize at least one product or process that practices the licensed patent rights and at least one therapeutic or diagnostic product or process directed to an epitope identified through practicing the licensed patent rights.

Upon execution of the amendment of the BWH Agreement dated April 20, 2021, we paid an additional one-time fee of $466,500. We are required to pay BWH up to an aggregate of $12.72 million upon the achievement of certain clinical, regulatory and sales milestones for therapeutic products and processes. We are obligated to pay a low double-digit percentage of all non-royalty income we receive under sublicenses of BWH’s patent rights. We are also obligated to pay a low single-digit percentage of all non-royalty income we receive under agreements with third parties, or Collaborators, where we practice under BWH’s patent rights in connection with the research or development one or more therapeutic products or processes with or for such third party, or Collaboration Agreements. We are also obligated to pay tiered royalties in the high single-digit percentage range on annual net sales of products and processes that practice the licensed patent rights and in the low single-digit percentage range on annual net sales of therapeutic and diagnostic products and processes directed to an epitope identified through practicing the licensed patent rights (other than those sold by Collaborators), with the royalty percentage for such products and processes decreasing to lower than one-percent royalties if directed to epitopes identified through practicing the licensed patent rights after December 31, 2019. For therapeutic and diagnostic products and processes directed to an epitope identified through practicing the licensed patent rights and sold by a Collaborator, we are obligated to pay lower than one-percent royalties of the Collaborator’s annual net sales of such products and processes. For products and processes sold by us, our affiliates or sublicensees, such royalties only apply to products and processes directed to epitopes in a defined field of use MHC Class I field identified prior to December 31, 2022 and products and processes based on epitopes in the MHC Class II field identified prior to September 30, 2023. For products or processes directed to epitopes identified under a Collaboration Agreement, such royalties apply regardless of when the epitopes were identified. For each applicable product or process, the royalty term continues until the tenth (10th) anniversary of the first commercial sale of such product or process. The royalty rates are also subject to reduction upon certain other events. Within sixty (60) days of each anniversary of December 5th, we are obligated to pay BWH a non-refundable, mid five figure minimum annual royalty, which amount is creditable against royalties subsequently due on net sales of products and processes in such calendar year.

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

Non-Exclusive License Agreement with Provincial Health Services Authority

On October 15, 2020, we entered into a Non-Exclusive License Agreement with the Provincial Health Services Authority of British Columbia, or PHSA, and such agreement, the PHSA Agreement. Pursuant to the PHSA Agreement, we obtained a non-exclusive, perpetual, non-transferable, sublicensable, worldwide license to practice certain of PHSA’s patent rights for identifying T Cell epitopes, which epitopes are relevant to our platform for identifying potential TCR-T therapies. Any sublicenses we grant to PHSA’s patent rights must also include a license of our own IP; we are not permitted to sublicense PHSA’s rights on a standalone basis.

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

We face competition from segments of the pharmaceutical, biotechnology and other related markets that pursue the development of TCR-T or other cell therapies for the treatment of cancer. We expect to compete with a number of other T cell therapy companies, including those with target discovery platforms, such as Adaptive Therapeutics, Inc., Immatics N.V., Enara Bio Ltd., Repertoire Immune Medicines, Inc., and 3T Biosciences Inc. In addition, we may face competition from other TCR companies such as Adaptimmune Therapeutics, Plc., Medigene AG, Affini-T Therapeutics, Inc., T-Knife GmbH, and Alaunos Therapeutics, Inc. We may also face competition from companies focused on CAR-T, TIL, gammadelta T cell, and other T cell therapies, such as Kite Pharma, Inc., a subsidiary of Gilead, Inc. (including Yescarta, which is approved for the treatment for large B cell lymphoma or follicular lymphoma, two types of non-Hodgkin lymphoma), Juno Therapeutics, Inc., a subsidiary of Bristol-Myers Squibb, Inc., Iovance Biotherapeutics, Inc., Instil Bio, Inc., Achilles Therapeutics plc, Sana Biotechnology, Inc., 2seventy Bio, Inc., Atara Biotherapeutics, Inc., Lyell Immunopharma, Inc., Allogene Therapeutics, Inc., Gadeta B.V., and Adicet Bio, Inc. There are also companies utilizing other cell-based approaches that may be competitive to our product candidates. For example, companies such as Takeda Pharmaceutical Company, Ltd., Celyad, S.A., ImmunityBio, Inc., Celularity, Inc., Fate Therapeutics, Inc., and Nkarta, Inc. are developing therapies that target and/or engineer natural killer, or NK, cells. In addition, for our lead programs, TSC-100 and TSC-101, we may face competition from BlueSphere Bio, NexImmune, Inc., VOR Biopharma, Inc., and Marker Therapeutics, Inc., who are also developing cell therapies in the post-HCT setting. The named companies are not fully inclusive of all possible competitive threats.

Immunocore’s KIMMTRAK is the first TCR-based therapeutic to receive FDA approval, potentially establishing a regulatory pathway, pricing benchmark, and commercial uptake pattern for TCR-based therapeutics. However, KIMMTRAK is a bispecific antibody indicated for use in a rare patient population with unresectable or metastatic uveal melanoma, which is not directly competitive to TScan and may have different market access and commercial uptake dynamics. Immunocore’s other programs using TCR-mimic bispecifics in other indications such as cutaneous melanoma may be a more direct competitor to TScan’s products.

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

As of the date hereof, our patent portfolio includes a patent family exclusively licensed from BWH, including a pending U.S. non-provisional patent application and multiple pending foreign non-provisional patent applications, relating to methods and compositions for identifying target antigens specific to T cells. In addition, we have filed applications in multiple patent families including multiple pending U.S. provisional patent applications and more than ten pending international and foreign patent applications. The claims of these patent applications are directed toward various aspects of our therapy candidates and research programs, including compositions of matter directed to SARS-CoV-2 immunodominant antigens, anti-SARS-CoV-2 TCRs, anti-SARS-CoV-2 vaccines, anti-HA-1 TCRs (including the TSC-100 TCR-T therapy candidate), anti-HA-2 TCRs (including the TSC-101 TCR-T therapy candidate), anti-HPV TCRs (including the TSC-200 TCR-T therapy candidate), anti-PRAME TCRs (including the TSC-203 TCR-T therapy candidate), and anti-MAGE-A1 TCRs (including the TSC-204 TCR-T therapy candidate), as well as platform technologies including a phospholipid scrambling reporter-based T cell antigen screening platform and certain screening methods thereof, and a TCR multiplexing platform and certain therapeutic methods thereof. These patent applications, if issued, are expected to expire on various dates from 2038 through 2043, in each case without taking into account any possible patent term adjustments or extensions and assuming that appropriate maintenance and governmental fees are paid.

Hematologic Malignancies Program Product Patent Families

We have filed multiple pending patent applications covering aspects of our hematologic malignancies programs including claims to the composition-of-matter of TSC-100, TSC-101, and other anti-HA-1 and anti-HA-2 TCRs and related T cell therapies. The pending international Patent Cooperation Treaty (PCT) application will begin to enter the national and regional phases by May 2023. The pending international Patent Cooperation Treaty (PCT), Australian, Argentine, and Taiwanese patent applications claim the benefit of priority from earlier-filed U.S. priority provisional patent applications filed in 2020 and 2021. We expect the issued Australian patent and any additional patents within this family, if issued, to expire no earlier than 2041 (without taking into account any possible patent term adjustments or extensions and assuming that appropriate maintenance and governmental fees are paid).

Solid Tumor Program Product Patent Families

We have filed multiple pending U.S. provisional and PCT international patent applications covering aspects of our solid tumor programs including claims to the composition-of-matter of anti-HPV, anti-PRAME, anti-MAGE-A1 TCRs, and related T cell therapies. The pending patent applications will begin to enter the national and regional phases by October 2023. We expect any patents within this family, if issued, to expire no earlier than 2042 (without taking into account any possible patent term adjustments or extensions and assuming that appropriate maintenance and governmental fees are paid).

Infectious Disease Product Patent Families

We have filed multiple pending patent applications covering aspects of our infectious disease programs including claims to the composition-of-matter of SARS-CoV-2 immunodominant antigens, anti-SARS-CoV-2 TCRs, and the composition-of-matter of certain SARS-CoV-2 vaccines. These pending international PCT, U.S., Australian, Canadian, European, Argentine, Bangladeshi, Democratic Republic of the Congo, Pakistani, and Taiwanese patent applications claim the benefit of priority from earlier-filed U.S. priority provisional patent applications filed in 2020. We expect the issued Australian patent, the Democratic Republic of the Congo patent, and any additional patents within this family, if issued, to expire no earlier than 2041 (without taking into account any possible patent term adjustments or extensions and assuming that appropriate maintenance and governmental fees are paid). Certain of these pending patent applications are jointly owned by us and AHS Hospital Corporation, or AHS. AHS has exclusively licensed their interest in such patent applications to us.

Platform Technology

We own a pending PCT patent application with claims that cover aspects of our reporter-based T cell antigen screening platform. We expect any claims within this family, if issued, to expire no earlier than 2041 (without taking into account any possible patent term adjustments or extensions and assuming that appropriate maintenance and governmental fees are paid).

We also own a family of pending provisional patent applications with claims that cover multiplexed TCR compositions and certain therapeutic methods thereof. We expect any claims within this family, if issued, to expire no earlier than 2043 (without taking into account any possible patent term adjustments or extensions and assuming that appropriate maintenance and governmental fees are paid).

Our pending patent applications may not result in issued patents and we can give no assurance that any patents that might issue in the future will protect our products or provide us with any competitive advantage. Moreover, U.S. provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing of one or more of our related provisional patent applications. With regard to such U.S. provisional patent applications, if we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. While we generally intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any such patent applications will result in the issuance of patents that provide us with any competitive advantage. For more information regarding the risks related to our intellectual property, please see “Risk Factors—Risks Related to Our Intellectual Property”.

Third-Party Intellectual Property Rights

For certain aspects of our business, we rely on certain technology and intellectual property rights that we in-license from third parties. We have an exclusive patent license from The Brigham and Women’s Hospital, Inc. (BWH) to a patent family directed to aspects of a granzyme B (GzB)-based antigen screening technology platform, as well as compositions-of-matter and certain screening methods thereof (consisting of one pending U.S. patent application and six foreign patent applications pending in Australia, Canada, China, Europe, Hong Kong, and Japan). Any patents issuing from the U.S. and foreign patent applications are expected to expire no earlier than 2038 (without taking into account any possible patent term adjustments or extensions and assuming that appropriate maintenance and governmental fees are paid). We also have a non-exclusive, perpetual, non-transferable patent license from the Provincial Health Services Authority of British Columbia (PHSA) to a patent family directed to granzyme-based antigen screening methods consisting of an issued U.S. patent that is expected to expire on August 4, 2035 (assuming that appropriate maintenance and governmental fees are paid), a pending U.S. patent application, and issued Canadian patent that is expected to expire March 25, 2035 (assuming that appropriate maintenance and governmental fees are paid). We do not have any additional material licenses to any technology or intellectual property rights.

As of the date hereof, we own or have rights to U.S. and foreign trademark registrations and applications that cover certain aspects of our business.

Government Regulation

FDA Regulation and Marketing Approval

In the U.S., the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act, or FDCA, and biologics under the Public Health Service Act, the regulations promulgated under both laws and other federal, state, and local statutes and regulations. Failure to comply with the applicable U.S. regulatory requirements at any time during the product development process, approval process or after approval may subject an applicant to administrative or judicial sanctions and non-approval of product candidates. These sanctions could include, among other things, the imposition by the FDA of a clinical hold on trials, the FDA’s refusal to approve pending applications or related supplements, withdrawal of an approval, untitled or warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, restitution, disgorgement, civil penalties, or criminal prosecution. Such actions by government agencies could also require us to expend a large amount of resources to respond to the actions. Any agency or judicial enforcement action could have a material adverse effect on us.

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, approval, manufacture, distribution and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, post-approval monitoring, advertising, promotion, sampling and import and export of our products. Rocket’s drugs must be approved by the FDA as biologics through the BLA approval process applicable to gene therapy product candidates, before they may be legally marketed in the U.S.

Within the FDA, the FDA’s Center for Biologics Evaluation and Research, or CBER, regulates gene therapy products and has published guidance documents with respect to the development these types of products. The FDA also has published guidance documents related to, among other things, gene therapy products in general, their preclinical assessment, observing subjects involved in gene therapy studies for delayed adverse events, potency testing, and chemistry, manufacturing and control information in gene therapy INDs.

The process required by the FDA before a biologic may be marketed in the United States generally involves the following:

•
completion of non-clinical laboratory tests, animal studies and formulation studies conducted according to Good Laboratory Practice, or GLP, or other applicable regulations;
•
submission of an IND, which allows clinical trials to begin unless FDA objects within 30 days;
•
performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug or biologic for its intended use or uses conducted in accordance with FDA regulations and Good Clinical Practices, or GCP, which are international ethical and scientific quality standards meant to ensure that the rights, safety and well-being of trial participants are protected, and that the integrity of the data is maintained;
•
preparation and submission to the FDA of a BLA;

•
submission of a user fee for FDA review of the BLA;
•
review of the product by an FDA advisory committee, where appropriate or if applicable;
•
satisfactory completion of pre-approval inspection of manufacturing facilities and clinical trial sites at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practice, or cGMP, requirements, and if applicable, the FDA’s current Good Tissue Practice, or cGTP, requirements, and of selected clinical trial sites to assess compliance with GCP requirements; and
•
FDA approval of a BLA which must occur before a biologic can be marketed or sold.

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

Companies usually must complete some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the drug in commercial quantities in accordance with, or cGMP, requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality, and purity of the final drug product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

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

In addition to the submission of an IND to the FDA before initiation of a clinical trial in the United States, certain human clinical trials involving recombinant or synthetic nucleic acid molecules are subject to oversight of institutional biosafety committees, or IBC’s, as set forth in the National Institutes for Health, or NIH, Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or NIH Guidelines. Under the NIH Guidelines, recombinant and synthetic nucleic acids are defined as: (i) molecules that are constructed by joining nucleic acid molecules and that can replicate in a living cell (i.e., recombinant nucleic acids); (ii) nucleic acid molecules that are chemically or by other means synthesized or amplified, including those that are chemically or otherwise modified but can base pair with naturally occurring nucleic acid molecules (i.e., synthetic nucleic acids); or (iii) molecules that result from the replication of those described in (i) or (ii). Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.

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

A separate submission to the existing IND must be made for each successive clinical trial to be conducted during product development. Further, an independent Institutional Review Board, or IRB, for each site at which the clinical trial will be conducted must review and approve the clinical trial before it commences at that site. Informed written consent must also be obtained from each trial subject. Regulatory authorities, including the FDA, or IRB, or the sponsor, may suspend or terminate a clinical trial at any time on various grounds, including a finding that the participants are being exposed to an unacceptable health risk or that the clinical trial is not being conducted in accordance with FDA requirements. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization as to whether or not a trial may move forward at designated check points based on access to certain data from the trial and may recommend halting the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy.

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

The FDA also has authority to require a Risk Evaluation and Mitigation Strategy, or REMS, from manufacturers to ensure that the benefits of a drug outweigh its risks. A sponsor may also voluntarily propose a REMS as part of the BLA submission. The need for a REMS is determined as part of the review of the BLA. Based on statutory standards, elements of a REMS may include “Dear Doctor letters,” a medication guide, more elaborate targeted educational programs, and in some cases distribution and use restrictions, referred to as elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. These elements are negotiated as part of the BLA approval, and in some cases the approval date may be delayed. Once adopted, REMS are subject to periodic assessment and modification.

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

Market Exclusivity

The Patient Protection and Affordable Care Act, as amended by the Health Care Education and Reconciliation Act, or, collectively, the ACA, signed into law on March 23, 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or the BPCIA, which created an abbreviated approval pathway for biological products shown to be similar to, or interchangeable with, an FDA-approved reference biological product. Bio similarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical trial or trials. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. However, complexities associated with the larger, and often more complex, structure of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation that are still being worked out by the FDA.

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

Rare Pediatric Disease Designation and Priority Review Vouchers

Under the FDCA, the FDA incentivizes the development of drugs and biological products that meet the definition of a “rare pediatric disease,” defined to mean a serious or life-threatening disease in which the serious of life-threatening manifestations primarily affect individuals aged from birth to 18 years and the disease affects fewer than 200,000 individuals in the United States or affects more than 200,000 in the United States and for which there is no reasonable expectation that the cost of developing and making in the United States a drug or biological product for such disease or condition will be received from sales in the United States of such drug or biological product. The sponsor of a product candidate for a rare pediatric disease may be eligible for a voucher that can be used to obtain a priority review for a subsequent human drug or biological product application after the date of approval of the rare pediatric disease drug or biological product, referred to as a priority review voucher, or PRV. A sponsor may request rare pediatric disease designation from the FDA prior to the submission of its BLA. A rare pediatric disease designation does not guarantee that a sponsor will receive a PRV upon approval of its BLA. Moreover, a sponsor who chooses not to submit a rare pediatric disease designation request may nonetheless receive a PRV upon approval of their marketing application if they request such a voucher in their original marketing application and meet all of the eligibility criteria. If a PRV is received, it may be sold or transferred an unlimited number of times. Congress has extended the PRV program through September 30, 2024, with the potential for PRVs to be granted through September 30, 2026.

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

Any product submitted to FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as regenerative medicine advanced therapy, or RMAT, designation, priority review and accelerated approval. To qualify for RMAT designation, the product candidate must be a regenerative medicine therapy, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, except for those regulated solely under Section 361 of the Public Health Service Act and part 1271 of Title 21, Code of Federal Regulations; is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and preliminary clinical evidence indicates that the product has the potential to address unmet medical needs for such disease or condition. A gene therapy product may meet the definition of a regenerative medicine therapy for purposes of RMAT designation. A BLA for a product candidate that has received RMAT designation may be eligible for priority review or accelerated approval through use of surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites. Benefits of RMAT designation also include early interactions with FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A product candidate with RMAT designation that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence from clinical studies, patient registries, or other sources of real-world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval.

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

Additionally, a biologic product may be eligible for accelerated approval if it is designed to treat a serious or life-threatening disease or condition and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, FDA may require that a sponsor of a drug or biologic product candidate receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials and, under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials intended for dissemination or publication.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or the time period for FDA review or approval may not be shortened. Fast Track designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

Additionally, under FDORA, a platform technology incorporated within or utilized by a biological product is eligible for designation as a designated platform technology if (1) the platform technology is incorporated in, or utilized by, a biological product approved under a BLA; (2) preliminary evidence submitted by the sponsor of the licensed biological product, or a sponsor that has been granted a right of reference to data submitted in the application for such biological product, demonstrates that the platform technology has the potential to be incorporated in, or utilized by, more than one biological product without an adverse effect on quality, manufacturing, or safety; and (3) data or information submitted by the applicable person indicates that incorporation or utilization of the platform technology has a reasonable likelihood to bring significant efficiencies to the biological product development or manufacturing process and to the review process. A sponsor may request the FDA to designate a platform technology as a designated platform technology concurrently with, or at any time after, submission of an IND application for a biological product that incorporates or utilizes the platform technology that is the subject of the request. If so designated, the FDA may expedite the development and review of any subsequent original BLA for a biological product that uses or incorporates the platform technology. Designated platform technology status does not ensure that a biological product will be developed more quickly or receive FDA approval. In addition, the FDA may revoke a designation if the FDA determines that a designated platform technology no longer meets the criteria for such designation.

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

Coverage and Reimbursement

Sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payors, including government healthcare program administrative authorities, managed care organizations, private health insurers, and other entities. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all of part of the costs associated with their prescription drugs. Patients are unlikely to use our products unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost of our products. Therefore, our products, once approved, may not obtain market acceptance unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost of our products. Factors payors consider in determining reimbursement are based on whether the product is:

•
a covered benefit under its health plan;
•
safe, effective and medically necessary;
•
appropriate for the specific patient;
•
cost-effective; and
•
neither experimental nor investigational.

In the U.S., no uniform policy of coverage and reimbursement for drug or biological products exists.

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

Anti-Kickback and False Claims Laws and Other Regulatory Matters

In the U.S., among other things, the research, manufacturing, distribution, sale and promotion of drug products and medical devices are potentially subject to regulation and enforcement by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare & Medicaid Services, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency, state Attorneys General and other state and local government agencies. Our current and future business activities, including for example, sales, marketing, and scientific/educational grant programs must comply with healthcare regulatory laws, as applicable, which may include the Federal Anti-Kickback Statute, the Federal False Claims Act, as amended, the privacy and security regulations promulgated under the Health Insurance Portability and Accountability Act, or HIPAA, as amended, physician payment transparency laws, and similar state laws. Pricing and rebate programs must comply with the Medicaid Drug Rebate Program requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Veterans Health Care Act of 1992, as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage, and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The Federal Anti-Kickback Statute makes it illegal for any person or entity, including a prescription drug manufacturer (or a party acting on its behalf) to knowingly and willfully, directly or indirectly, in cash or in kind, solicit, receive, offer, or pay any remuneration that is intended to induce the referral of business, including the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of, any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. The Federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Additionally, the intent standard under the Federal Anti-Kickback Statute was amended by the ACA, to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the Federal False Claims Act. Violations of this law are punishable by up to five years in prison, criminal fines, administrative civil money penalties, and exclusion from participation in federal healthcare programs. In addition, many states have adopted laws similar to the Federal Anti-Kickback Statute. Some of these state prohibitions apply to the referral of patients for healthcare services reimbursed by any insurer, not just federal healthcare programs such as Medicare and Medicaid. Due to the breadth of these federal and state anti-kickback laws, and the potential for additional legal or regulatory change in this area, it is possible that our future business activities, including our sales and marketing practices and/or our future relationships with physicians and the medical community might be challenged under anti-kickback laws, which could harm us.

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

Additionally, HIPAA created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

There are also an increasing number of state laws that require manufacturers to make reports to states on pricing and marketing information. Many of these laws contain ambiguities as to what is required to comply with the laws. For example, federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs. In addition, as discussed below, a similar federal requirement under the Physician Payments Sunshine Act, requires certain manufacturers to track and report to the federal government certain payments provided to physicians, certain other licensed health care practitioners and teaching hospitals made in the previous calendar year, as well as certain ownership and investment interests held by physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and their immediate family members. These laws may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state and federal authorities.

Further, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, including the Final Omnibus Rule published on January 25, 2013, imposes specified requirements relating to the privacy, security, and transmission of individually identifiable health information on certain types of individuals and organizations. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there may be other federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other and from HIPAA in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Healthcare Legislative Reform

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research.

Other legislative changes have been proposed and adopted since the ACA was enacted.

•
The Budget Control Act of 2011, which, among other things, created measures for spending reductions by Congress. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. Subsequent legislation extended the 2% reduction which remains in effect through 2031. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation.
•
The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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

President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

The Inflation Reduction Act of 2022, or IRA, includes several provisions that will impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The effect of IRA on our business and the healthcare industry in general is not yet known.

In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the FYs 2019 and 2018 reimbursement formula on specified covered outpatient drugs, or SCODs. The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, most recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), but was denied on October 16, 2020. Plaintiffs-appellees filed a petition for a writ of certiorari at the Supreme Court on February 10, 2021, and the petition was granted on July 2, 2021. On June 15, 2022, the Supreme Court unanimously reversed the Court of Appeals' decision, holding that HHS's 2018 and 2019 reimbursement rates for 340B hospitals were contrary to the statute and unlawful. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective, Congress has indicated that it may continue to seek new legislative and/or administrative measures to control drug costs.

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

Marketing Authorization

In the European Union, medicinal products can only be commercialized after obtaining a marketing authorization. There are two types of marketing authorizations: (1) the centralized authorization, which is issued by the European Commission through the centralized procedure based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, a body of the EMA, and which is valid throughout the entire territory of the European Economic Area, or EEA (comprising the EU Member States plus Norway, Iceland and Liechtenstein); and (2) national marketing authorizations, which is issued by the competent authorities of the Member States of the EU and only authorize marketing in that Member State’s national territory and not the EEA as a whole.

The centralized procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced therapy medicinal products (i.e., gene-therapy, somatic cell-therapy, and tissue-engineered medicines) and medicinal products containing a new active substance indicated for the treatment of HIV/AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune diseases and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific, or technical innovation or which are in the interest of public health. Gene therapy products are a type of advanced therapy medicinal product, or ATMP, in the EU. The scientific evaluation of marketing authorization applications for ATMPs is primarily performed by a specialized scientific committee called the Committee for Advanced Therapies, or CAT. The CAT prepares a draft opinion on the quality, safety, and efficacy of the ATMP which is the subject of the marketing authorization application, which is sent for final approval to the CHMP. The CHMP recommendation is then sent to the European Commission, which adopts a decision binding in all EEA Member States. The maximum timeframe for the evaluation of a marketing authorization application for an ATMP is 210 days from receipt of a valid application, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CAT and/or CHMP. Clock stops may extend the timeframe of evaluation of an application considerably beyond 210 days. Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the European Commission, who make the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the timeframe of 210 days for assessment will be reduced to 150 days (excluding clock stops), but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment. The development and evaluation of a gene therapy medicinal product must be considered in the context of the relevant EU guidelines, and the EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines.

National marketing authorizations are for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in a Member State of the EU, this marketing authorization can be recognized in another Member States through the mutual recognition procedure. If the product has not received a national marketing authorization in any Member State at the time of application, it can be approved simultaneously in various Member States through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the Member States in which an authorization is sought, one of which is selected by the applicant as the Reference Member State, or RMS. If the RMS proposes to authorize the product, and the other Member States do not raise objections, the product is granted a national marketing authorization in all the Member States where the authorization was sought.

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

Orphan designation and exclusivity

The criteria for designating an orphan medicinal product in the EU, are similar in principle to those in the U.S. Under Article 3 of Regulation, or Regulation EC, 141/2000, a medicinal product may be designated as orphan if the following criteria are fulfilled: (i) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (ii) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify the necessary investment in its development; and (iii) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation EC 847/2000. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. The application for orphan designation must be submitted before the application for marketing authorization. The applicant will receive a fee reduction for the marketing authorization application if the orphan designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

PRIME designation

In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation, where the marketing authorization application will be made through the centralized procedure. Eligible products must target conditions for which where is an unmet medical need, i.e., there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicine will bring a major therapeutic advantage) and they must show potential to benefit patients with unmet medical needs based on early clinical data. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from the EMA’s CHMP or Committee for Advanced Therapies are appointed early in PRIME scheme facilitating increased understanding of the product at the EMA’s committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies. Where, during the course of development, a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.

Brexit and the Regulatory Framework in the United Kingdom

In June 2016, the electorate in the UK voted in favor of leaving the EU, or commonly referred to as Brexit, and the UK formally left the EU on January 31, 2020. There was a transition period during which EU pharmaceutical laws continued to apply to the UK, which expired on December 31, 2020. However, the EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore largely aligns with current EU regulations, however it is possible that these regimes will diverge in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. For example, the UK has implemented the now repealed Clinical Trials Directive 2001/20/EC into national law through the Medicines for Human Use (Clinical Trials) Regulations 2004 (as amended). The extent to which the regulation of clinical trials in the UK will mirror the new Clinical Trials Regulation now that has come into effect is not yet known, however the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines regulator, opened a consultation on a set of proposals designed to improve and strengthen the UK clinical trials legislation. Such consultation was open until March 14, 2022.

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

Human Capital

As of February 28, 2023, we had 137 full-time employees and 1 part-time employee, 39 of whom have Ph.D. or M.D. degrees. Of these full-time employees, 105 employees are engaged in research and development activities and 32 are engaged in finance, business development and other general and administrative functions. None of our employees are represented by labor unions or covered by collective bargaining agreements, and we have not experienced any work stoppages. We consider our relations with our employees to be good.

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

Facilities

Our corporate headquarters is located at 830 Winter Street in Waltham, Massachusetts. The facility at 830 Winter Street is 25,472 square feet of laboratory space, with a lease expiration of September 2024. We also lease a facility at 880 Winter Street which is 113,487 square feet of office and laboratory space with a lease termination date of December 2032.

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

Item 1A. Risk Factors.

Our business involves a high degree of risk. You should carefully consider the material and other risks and uncertainties described and summarized below, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Special Note Regarding Forward-Looking Statements,” as well as our other filings with the SEC, before you make an investment decision. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Annual Report on Form 10-K. The risks described below are not the only risks that we face. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations and prospects. As a result, the market price of our common stock could decline, and you may lose all or part of your investment in our common stock.

RISK FACTORS

Risks Related to Our Business and Industry

We have incurred significant losses since inception, and we expect to incur losses over the next several years and may not be able to achieve or sustain revenues or profitability in the future.

Investment in biopharmaceutical product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We are still in the early stages of development of our product candidates and have only recently initiated clinical studies for TSC-100 and TSC-101. We have no products licensed for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We have financed our operations primarily through private placements of our preferred stock, our initial public offering in 2021 and borrowings under a secured loan agreement in September 2022.

We have incurred significant net losses in each period since our inception in April 2018. For the years ended December 31, 2020 and 2021, we reported net losses of $26.1 million, and $48.6 million, respectively, and $18.7 million and $66.2 million for the three and twelve months ended December 31, 2022, respectively. As of December 31, 2022, we had an accumulated deficit of $158.4 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

•
continue our research and development efforts to identify and develop lead product candidates and submit additional investigational new drug applications, or INDs, for such lead product candidates;
•
conduct preclinical studies and commence clinical trials for our current and future product candidates based on our proprietary platform;
•
develop processes suitable for manufacturing and clinical development
•
continue to develop and expand our manufacturing capabilities;
•
seek marketing approvals for any of our product candidates that successfully complete clinical trials;
•
build commercial infrastructure to support sales and marketing for our product candidates;
•
expand, maintain and protect our intellectual property portfolio;
•
hire additional clinical, regulatory and scientific personnel; and
•
continue to operate as a public company.

Because of the numerous risks and uncertainties associated with biopharmaceutical product research and development, we are unable to accurately predict the timing or amount of the increased expenses we will incur or when, if ever, we will be able to achieve profitability. Even if we succeed in commercializing one or more of our product candidates, we will continue to incur substantial research and development expenses and other expenditures to develop, seek regulatory approval for, and market additional product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Our business depends upon the success of our proprietary platform.

Our success depends on our ability to use our proprietary platform (i) to discover the natural targets of clinically relevant TCRs through our TargetScan technology, (ii) to discover highly active TCRs for known targets through our ReceptorScan technology, (iii) to genetically engineer patient- or donor-derived T cells safely and reproducibly through our T-Integrate technology, (iv) to obtain regulatory approval for product candidates derived from our proprietary platform and related technologies, and (v) to then commercialize our product candidates that address one or more indications. All of our product candidates will require significant additional clinical and non-clinical development, review and approval by the U.S. Food and Drug Administration, or FDA, or other regulatory authorities in one or more jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before they can be successfully commercialized. Our proprietary platform and our product candidates have not yet been evaluated in humans and may never become commercialized. Moreover, all of our current product candidates are being developed using our proprietary platform and leveraging the same or similar technology, manufacturing process and development program. As a result, an issue with one product candidate or failure of any one program to obtain regulatory approval could adversely impact our ability to successfully develop and commercialize all of our other product candidates.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We commenced operations in April 2018, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies, entering into licenses and collaborations, establishing manufacturing for initial quantities of our product candidates, and establishing arrangements for component materials for such manufacturing. Although we have initiated clinical trials for certain of our product candidates, we have not yet demonstrated our ability to successfully conduct or complete any clinical trials, obtain marketing approvals, manufacture clinical or commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from sales of any of our product candidates. We do not expect to generate significant revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates. Although we have initiated clinical trials for certain of our product candidates, we have not yet demonstrated an ability to successfully complete clinical trials of our product candidates, obtain marketing approvals, manufacture a commercial-scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization to enable us to generate any revenue from product sales. Our other product candidates are in early preclinical stages. We have not yet administered any of our product candidates in humans and, as such, we face significant translational risk as our product candidates advance to the clinical stage. Our ability to generate revenue depends on a number of factors, including, but not limited to:

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
•
the prevalence, duration and severity of potential side effects or other safety issues, including adverse events, experienced with our product candidates or future product candidates, if any;
•
the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;
•
the willingness of physicians, operators of clinics and patients to utilize or adopt any of product candidates or future product candidates to treat hematologic malignancies or solid tumors;
•
our ability and the ability of our third parties contractors to manufacture adequate clinical and commercial supplies of our product candidates or any future product candidates, remain in good standing with regulatory authorities and develop, validate and maintain commercially viable manufacturing processes that are compliant with current good manufacturing practices, or cGMP;
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

Many of the factors listed above are beyond our control, and could cause us to experience significant delays or prevent us from obtaining regulatory approvals or commercializing our product candidates. Even if we are able to commercialize our product candidates, we may not achieve profitability soon after generating product sales, if ever. If we are unable to generate sufficient revenue through the sale of our product candidates or any future product candidates, we may be unable to continue operations without continued funding.

We will need to obtain substantial additional funding to complete the development and any commercialization of our product candidates, if approved. If we are unable to raise this necessary capital when needed, we would be forced to delay, reduce or eliminate our product development programs, commercialization efforts or other operations.

Since our inception, we have financed our operations through private placements of preferred stock; through our initial public offering; and through our debt financing facility. The development of biopharmaceutical product candidates is capital intensive and we expect our expenses to increase substantially during the next few years. As our product candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our clinical, regulatory, quality and manufacturing capabilities. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to marketing, sales, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company.

As of December 31, 2022, we had $120.0 million in cash and cash equivalents. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2024. Accordingly, our existing cash and cash equivalents will not be sufficient for us to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources. We may also need to raise additional funds sooner if we choose to pursue additional indications for our product candidates or otherwise expand more rapidly than we presently anticipate.

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

Our ability to raise capital is subject to the risk of adverse changes in the market value of our stock. Periods of macroeconomic weakness or recession and heightened market volatility caused by adverse geopolitical developments could increase these risks, potentially resulting in adverse impacts on our ability to raise further capital on favorable terms. The impact of geopolitical tension, such as a deterioration in the bilateral relationship between the US and China or in the ongoing conflict between Russia and Ukraine, including resulting sanctions, export controls or other restrictive actions that may be imposed by the US and/or other countries against governmental or other entities in, for example, Russia, also could lead to disruption, instability and volatility in global trade patterns, which may in turn impact our ability to source necessary reagents, raw materials and other inputs for our research and development operations. Any of the abovementioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of any political instability and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section.

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

The terms of our loan agreement place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our operating and financial flexibility.

On September 9, 2022, we entered into a Loan and Security Agreement with K2HV (the Loan Agreement) pursuant to which K2HV may provide us with convertible term loans in an aggregate principal amount of up to $60 million, of which $30 million was fully funded at the closing date in September 2022, $10 million will be funded in the second tranche upon the achievement of certain financial and clinical milestones and $20 million may be funded in the third tranche at K2HV’s discretion. Our obligations under the Loan Agreement are secured by a security interest in substantially all of our assets (other than intellectual property), subject to certain exceptions, and will be guaranteed by each of the Company’s future direct or indirect subsidiaries, subject to certain exceptions. In addition, during the term of the Loan Agreement, we must maintain minimum unrestricted cash and cash equivalents equal to 5.0 times the average cash burn measured over the trailing three-month period. The Loan Agreement contains customary representations and warranties, and also includes customary events of default, including payment default, breach of covenants, change of control, and material adverse effects. The Loan Agreement restricts certain activities, such as disposing of the Company’s business or certain assets, incurring additional debt or liens or making payments on other debt, making certain investments and declaring dividends, acquiring or merging with another entity, engaging in transactions with affiliates or encumbering intellectual property, among others. Upon the occurrence of an event of default, a default interest rate of an additional 5% per annum may be applied to the outstanding loan balances, and K2HV may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the Loan Agreement and under applicable law. Any declaration by K2HV of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay these outstanding obligations at the time any event of default occurs. Further, if we raise any additional capital through debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Risks Related to the Development of Our Product Candidates

Our approach to the discovery and development of product candidates based on our proprietary platform represents a novel approach to cancer treatment, which creates significant challenges for us.

Our future success depends on the successful development of our product candidates, which target hematologic malignancies and solid tumors utilizing T cell receptor therapies, or TCR-T therapies. Advancing our product candidates creates significant challenges for us, including:

•
educating medical personnel about the administration of TCR-T therapies on a stand-alone basis or in combination with built-in immune and tumor modulators;
•
while no such side effects have been observed to date in any of our preclinical or clinical studies, educating medical personnel regarding the potential side effect profile of our product candidates, such as the potential adverse side effects related to cytokine release syndrome (CRS), graft vs. host disease, neurotoxicity or autoimmune or rheumatologic disorders, which are the most common adverse side effects associated with engineered T cell therapies;
•
administering chemotherapy to patients in advance of administering our product candidates, which may increase the risk of adverse side effects;
•
sourcing clinical and, if licensed, commercial, supplies for the materials used to manufacture and process our product candidates;
•
manufacturing TCR-Ts efficiently and consistently without the use of viral vectors using our T-Integrate technology;
•
developing a complete shipment lifecycle and supply chain, including efficiently managing the shipment of patient cells from and to clinical sites, minimizing potential contamination to the cell product and effectively scaling manufacturing capacity to meet demand;
•
developing processes suitable for clinical manufacturing and obtaining related CMC regulatory approvals;
•
managing costs of inputs and other supplies while scaling production;
•
using medicines to manage adverse side effects of our product candidates, which may not adequately control the side effects and/or may have a detrimental impact on the potency of the treatment;
•
obtaining and maintaining regulatory approval from the FDA or comparable foreign regulatory authority for our product candidates; and
•
establishing sales and marketing capabilities upon obtaining any regulatory approval to gain market acceptance of a novel therapy.

In developing our product candidates, we have not exhaustively explored different options in the design of the TCR construct and in the method for manufacturing TCR-T therapies. We may find that our existing TCR-T therapy candidates and manufacturing process may be substantially improved with future design or process changes, necessitating development of new or additional TCR constructs and further clinical testing, which may delay the commercial launch of our first products. For example:

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

We are very early in our development efforts. We have only recently cleared the INDs for TSC-100 and TSC-101, our most advanced product candidates as well as for T-Plex, TSC-204-A0201 and TSC-204-C0702. Our other product candidates are still in preclinical development. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend significantly on the successful development and eventual commercialization of one or more of our product candidates. The success of our product candidates will depend on several factors, including the following:

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
•
making arrangements with third party manufacturers, or expanding our manufacturing capabilities, for both clinical and commercial supplies of our product candidates;
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

Although many of our personnel have extensive experience in clinical development and manufacturing at other companies, we have limited experience as a company in conducting clinical trials and little direct experience managing a manufacturing facility for our product candidates.

Although many of our personnel have extensive experience in clinical development and manufacturing at other companies, we have limited experience as a company in conducting clinical trials at the Company. In part because of this lack of experience, we cannot be certain that our ongoing preclinical studies will be completed on time or if the planned preclinical and clinical trials studies and clinical trials will begin or be completed on time, if at all. Large-scale clinical trials would require significant additional financial and management resources and reliance on third party clinical investigators, contract research organizations (CROs) and consultants. Relying on third party clinical investigators, CROs and consultants may force us to encounter delays that are outside of our control.

Although we have recently expanded our existing cell manufacturing facility for Phase 1 and Phase 2 clinical trials, we have limited direct experience as a company in expanding or managing a manufacturing facility. In part because of this lack of experience, we cannot be certain that any further expansion of our existing manufacturing facility will be completed on time, if at all, or if the planned clinical trials will begin or be completed on time, if at all. In part because of our inexperience, we may have unacceptable or inconsistent product quality success rates and yields, and we may be unable to maintain adequate quality control, quality assurance and qualified personnel. In addition, if we switch from manufacturing in our own facility to manufacturing in a different facility (for example, at an external contract manufacturing organization, or CMO) for one or more of our product candidates in the future or make changes to our manufacturing process, we may need to conduct additional preclinical studies to bridge our modified product candidates to earlier versions. Failure to successfully further expand our existing manufacturing facility could adversely affect our process and clinical development timelines, regulatory approvals, and the commercial viability of our product candidates.

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

There is no guarantee that the results obtained in current preclinical studies or our planned IND-enabling studies of our current or future product candidates will be sufficient to obtain regulatory approval or marketing authorization for such product candidates. Negative results in the development of our lead product candidates may also impact our ability to obtain regulatory approval for our other product candidates, either at all or within anticipated timeframes because, although other product candidates may target different indications, the underlying proprietary platform, manufacturing process and development process is the same for all of our product candidates. Accordingly, a failure in any one of our programs may affect the ability to obtain regulatory approval to continue or conduct clinical programs for other product candidates.

In addition, because we have limited financial and personnel resources and are placing significant focus on the development of our lead product candidates, we may forgo or delay pursuit of opportunities with other future product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and other future product candidates for specific indications may not yield any commercially viable future product candidates. If we do not accurately evaluate the commercial potential or target market for a particular future product candidate, we may relinquish valuable rights to those future product candidates through collaborations, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such future product candidates.

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

We cannot be certain that our ongoing and future preclinical study and clinical trial results will be sufficient to support regulatory approval of our product candidates. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Human clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Failure or delay can occur at any time during the clinical trial process.

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
•
clinical trial sites deviating from the approved clinical trial protocol or dropping out of a clinical trial;
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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In late 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes COVID-19, emerged in Wuhan, China and has reached most countries across the world, including all 50 states within the U.S., and including Waltham, Massachusetts, where our primary office and laboratory space is located. The coronavirus pandemic continues to evolve, with new variants of the SARS-CoV-2 virus identified, and has led to the implementation of various responses, including government-imposed quarantines, travel restrictions, mask and vaccine mandates and other public health safety measures. The extent to which COVID-19 impacts our operations or those of our third party partners, including our preclinical studies or clinical trial operations, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that will emerge concerning the variants of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. The continued spread of COVID-19 globally and the continued identification of new variants of the SARS-CoV-2 virus could adversely impact our preclinical or clinical trial operations in the U.S., including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. For example, similar to other biopharmaceutical companies, we may experience delays in initiating IND-enabling studies, protocol deviations, enrolling our clinical trials, or dosing of patients in our clinical trials as well as in activating new trial sites. COVID-19 may also affect employees of third-party CROs located in affected geographies that we rely upon to carry out our clinical trials. In addition, as a result of medical complications associated with microsatellite stable colorectal cancer, or MSS CRC, the patient populations that our most advanced and other product candidates target may be particularly susceptible to COVID-19, which may make it more difficult for us to identify patients able to enroll in our current and future clinical trials and may impact the ability of enrolled patients to complete any such trials. Any negative impact COVID-19 has to patient enrollment or treatment or the execution of our product candidates could cause costly delays to our clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

The adverse impact of public health crises such as pandemics or similar outbreaks in the countries and regions where we have concentrations of potential clinical trial sites or other business operations and where several of our third party suppliers and contractors are located could adversely affect our business, including by causing significant disruption in the operations of third parties upon whom we rely. The COVID-19 pandemic has presented and continues to present a substantial public health and economic challenge around the world and is affecting employees, patients, communities and business operations, as well as the U.S. economy and financial markets. While the Company has implemented what it believes to be a reasonable protocol to ensure the safety and wellbeing of employees returning to the office, these measures may not be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. The effects of our policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of any current or future restrictions and other limitations on our ability to conduct our business in the ordinary course. In connection with these measures, we may be subject to claims based upon, arising out of or related to COVID-19 and our actions and responses thereto, including any determinations that we may make to continue to operate or to re-open our facilities where permitted by applicable law. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, financial condition, results of operations and growth prospects.

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

While the COVID-19 pandemic may continue to adversely affect our business operations, the extent of the impact on our development and regulatory efforts and the future value of and market for our common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the U.S. and in other countries, and the effectiveness of actions taken globally to contain and treat COVID-19. In addition, to the extent the evolving effects of the COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section.

We may rely on third parties to manufacture our clinical product supplies, and we may rely on third parties to produce and process our product candidates, if licensed.

We have established facilities to manufacture our clinical scale product candidates for our Phase 1 and Phase 2 clinical trials of our current product candidates. However, we rely on outside vendors to manufacture supplies for our manufacturing process, and we expect to rely on outside vendors to manufacture our product candidates for registration-enabling additional clinical trials as well as commercial sales. We have not yet caused any product candidates to be manufactured or processed on a commercial scale and may not be able to do so for any of our product candidates. We plan to make changes as we work to optimize the manufacturing process. For example, we may switch or be required to switch from research-grade materials to commercial-grade materials in order to get regulatory approval of our product candidates, which could delay receipt of regulatory approval, if any. We cannot be sure that even minor changes in the process will result in therapies that are safe and effective and licensed for commercial sale. In addition, changes in the manufacturing process may result in the need to conduct additional bridging clinical trials to demonstrate product comparability.

The facilities used by us or any third party contract manufacturers to manufacture our product candidates must be approved by the FDA or other foreign regulatory authorities following inspections that will be conducted after we submit an application to the FDA or other foreign regulatory authorities. If we engage third party contract manufacturers, we may not control the manufacturing process of, and may be completely dependent on, such third party contract manufacturing partners for compliance with cGMPs and any other regulatory requirements of the FDA or other regulatory authorities for the manufacture of our product candidates. We have limited control over the ability of any third party contract manufacturers we engage to maintain adequate quality control, quality assurance and qualified personnel. Even with oversight, the third party may not be able to meet proper quality standard or its contractual obligations. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if licensed.

We, and any third party contract manufacturers we engage for registration-enabling clinical trials, may experience manufacturing difficulties due to limited manufacturing experience, resource constraints or as a result of labor disputes, the ongoing COVID-19 pandemic, the U.S.-China trade war or unstable political environments. If we or any third party contract manufacturers we engage were to encounter any of these difficulties, our ability to manufacture sufficient product supply for our preclinical studies and clinical trials, or to provide products for patients once approved, would be jeopardized.

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

There are no approved TCR-T immunotherapies for solid tumors. While we plan to develop product candidates for use in solid tumors, including the TSC-200 series, we cannot guarantee that our product candidates will show any functionality in the solid tumor microenvironment. The cellular environment in which solid tumor cells thrive is generally hostile to T cells due to factors such as the presence of immunosuppressive cells, humoral factors and limited access to nutrients. Our TCR-T-based product candidates may not be able to access the solid tumor, and even if they do, they may not be able to exert anti-tumor effects in a hostile solid tumor microenvironment. As a result, our product candidates may not demonstrate potency in solid tumors. If we are unable to make our product candidates function in solid tumors, our development plans and business may be significantly harmed.

Since the number of patients that we plan to dose in our initial clinical trials may be small, the results from such clinical trial, once completed, may be less reliable than results achieved in larger clinical trials, which may hinder our efforts to obtain regulatory approval for our product candidates.

The preliminary results of clinical trials with smaller sample sizes can be disproportionately influenced by various biases associated with the conduct of small clinical trials, such as the potential failure of the smaller sample size to accurately depict the features of the broader patient population, which limits the ability to generalize the results across a broader community, thus making the clinical trial results less reliable than clinical trials with a larger number of patients. As a result, there may be less certainty that such product candidates would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials, we may not achieve a statistically significant result or the same level of statistical significance, if any, that we might have anticipated based on the results observed in our initial clinical trials. In addition, patients who are undergoing allogeneic HCT are very sick and may pass away from complications of their standard clinical transplantation and treatments thus making it difficult to ascertain the beneficial effects of the added T cell therapy. Further, toxicities of the T cell therapy would be difficult to distinguish from the toxicity of the transplantation itself.

Allogeneic HCT is a high-risk procedure that may result in complications or adverse events for patients in our clinical trials including those unrelated to the use of our products or for patients that use any of our product candidates, if approved.

Stem cell transplantation can cure patients across multiple diseases, but its use carries with it risks of toxicity, serious adverse events and death. Because many of our therapies are used to prepare or treat patients undergoing allogeneic HCT, patients in our clinical trials or patients that use any of our product candidates may be subject to many of the risks that are currently inherent to this procedure. In particular, stem cell transplant involves certain known potential post-procedure complications that may manifest several weeks or months after a transplant and which may be more common in certain patient populations. For example, autoimmune cytopenia is a known and severe frequent complication of the transplant procedure in certain patients, that can result in death. If these or other serious adverse events, undesirable side effects, or unexpected characteristics are identified during the development of any of our product candidates, we may need to limit, delay or abandon our further clinical development of those product candidates, even if such events, effects or characteristics were the result of stem cell transplant or related procedures generally, and not directly or specifically caused or exacerbated by our product candidates. All serious adverse events or unexpected side effects are continually monitored per the clinical trial’s approved protocol. If serious adverse events are determined to be directly or specifically caused or exacerbated by our product candidates, we would follow the clinical trial protocol’s requirements, which call for our data safety monitoring committee to review all available clinical data in making a recommendation regarding the trial’s continuation.

We may not be able to file INDs or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

We are currently advancing multiple TCRs for six solid tumor targets: HPV16 E7 (TSC-200), PRAME (TSC-203), MAGE-A1 (TSC-204), and the undisclosed targets of TSC-201, TSC-202 and TSC-205. TSC-204-C0702 is an HLA-C*07:02-restricted TCR for

MAGE-A1 entering Phase 1 development; TSC-204-A0201 is an HLA-A*02:01-restricted TCR for MAGE-A1 entering Phase 1 development; TSC-200-A0201 is an HLA-A*02:01-restricted TCR for HPV16 E7 in IND-enabling activities; and TSC-203-A0201 is an HLA-A*02:01-restricted TCR for PRAME in IND-enabling activities. TCRs for the TSC-201 and TSC-202 programs are in lead optimization and discovery, respectively. We expect to submit IND applications for additional TCRs in our solid tumor program throughout 2023. However, we may not be able to file such INDs on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs.

In addition, one of our key goals is to develop treatments consisting of a combination of TCR-T therapies, which we refer to as multiplexed TCR-T therapy. Our plan is to assess the safety and preliminary efficacy of multiplexed TCR-T therapy early in the clinical development of our product candidates (e.g., Phase 1). While the FDA has cleared our T-Plex IND, which allows us to combine our product candidates with each other in a multiplexed TCR-T therapy, we must still provide safety data for each individual product candidate or each variation or combination of a multiplexed TCR-T therapy. Any such requirements could result in material delays in the development timelines of our multiplexed TCR-T therapy candidates.

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

For example, there could be an increased risk of graft-versus-host disease (GvHD) with our TCR-T therapy in the post-HCT setting. GvHD is a common toxicity in patients undergoing allogeneic HCT, the focus of our hematologic malignancies program. GvHD occurs because donor T cells, which are part of the standard stem cell product, misrecognize antigens in the patient as foreign and attack tissues and organs that express those antigens. GvHD may be worsened by our TCR-T therapy candidates because they are derived from donor T cells. While the engineered T cells express a new T cell receptor that is specific for the intended target antigen and is not expected to cause GvHD, those T cells may have low levels of endogenous T cell receptors that have the potential to misrecognize patient antigens as foreign and worsen GvHD.

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

Our product candidates may recognize and bind to a peptide unrelated to the target antigen to which it is designed to bind. If this peptide is expressed within normal tissues, our product candidates may target and kill the normal tissue in a patient, leading to serious and potentially fatal adverse effects. Detection of any cross-reactivity may halt or delay any ongoing clinical trials for any of our TCR-T therapy candidate and prevent or delay regulatory approval. Unknown cross-reactivity of the TCR-T binding domain to related proteins could also occur. We have also developed a preclinical screening process to identify cross-reactivity of T cell binders. Any cross-reactivity that impacts patient safety could materially impact our ability to advance our product candidates into clinical trials or to proceed to marketing approval and commercialization.

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

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their approved protocols depends on, among other things, our ability to enroll a sufficient number of patients who remain in the clinical trial until its conclusion. The enrollment of patients depends on many factors, including:

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
•
risk that patients enrolled in clinical trials will drop out of the clinical or pass away from disease-related complications or complications from their standard clinical therapy before they can experience benefits of the engineered T cell therapy ; and
•
for patients in our solid tumor program, the patients need for sufficient T cells in order for the engineered T cell product to be manufactured from their autologous T cells.

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us because some patients who might have opted to enroll in our clinical trials may instead opt to enroll in a clinical trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. Moreover, because our product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy and HCT, rather than enroll patients in any future clinical trial. Additionally, because some of our clinical trials are expected to be in patients with relapsed/refractory cancer, the patients are typically in the late stages of their disease and may experience disease progression independent from our product candidates, making them unevaluable for purposes of the clinical trial and requiring additional patient enrollment.

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

Cancer therapies are sometimes characterized as first line, second line, or third line, and the FDA often approves new therapies initially only for a particular line of use. When cancer is detected early enough, first line therapy is sometimes adequate to cure the cancer or prolong life without a cure. Whenever first line therapy, usually chemotherapy, antibody drugs, tumor-targeted small molecules, hormone therapy, radiation therapy, surgery, or a combination of these, proves unsuccessful, second line therapy may be administered. Second line therapies often consist of more chemotherapy, radiation, antibody drugs, tumor-targeted small molecules, or a combination of these. Third line therapies can include HCT in certain cancers, chemotherapy, antibody drugs and small molecule tumor-targeted therapies, more invasive forms of surgery and new technologies. We expect to initially seek approval of our product candidates in most instances at least as a second or third line therapy, for use in patients to prevent relapse in patients undergoing HCT. Subsequently, for those product candidates that prove to be sufficiently safe and beneficial, if any, we would expect to seek approval as a second line therapy and potentially as a first line therapy, but there is no guarantee that our product candidates, even if licensed as a second or third or subsequent line of therapy, would be licensed for an earlier line of therapy, and, prior to any such approvals, we may have to conduct additional clinical trials. Consequently, the potentially addressable patient population for our product candidates may be extremely limited or may not be amenable to treatment with our product candidates.

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

Specifically, by genetically engineering T-cell therapies, we face significant competition in the TCR space from many companies. For additional information regarding our competition, see “Item 1. Business – Competition” in this Annual Report. Even if we obtain regulatory approval of our product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances. Moreover, the development and manufacturing costs associated with engineered T-cell therapies may make it difficult to compete with alternative products that may be simpler and cheaper to develop and manufacture.

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

We currently rely on our internal manufacturing facility for clinical manufacturing, and any disruption to this facility could impact our ability to advance our clinical trials. We currently rely on third parties for the manufacture of our vector and other components of our manufacturing process. These third party manufacturers may incorporate their own proprietary processes into our components. We have limited control and oversight of a third party’s proprietary process, and a third party may elect to modify its process without our consent or knowledge. These modifications could negatively impact our manufacturing, including product loss or failure that requires additional manufacturing runs or a change in manufacturer, both of which could significantly increase the cost of and significantly delay the manufacture of our product candidates. In addition, we are currently reliant on a single manufacturer for our transposon and transposase, and many of the critical raw materials and reagents used in the process are single or sole source. These third party providers may not be able to provide adequate resources, capacity to meet our needs, timely delivery of material, or may change internal processes or specifications that adversely affect our process or product candidates.

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

Although we have expanded our existing manufacturing facility and infrastructure in lieu of relying solely on third parties for the manufacture of our product candidates for certain clinical purposes and many of our personnel have experience in clinical manufacturing at other companies, we have no direct experience as a company managing manufacturing for our product candidates, which will be costly, time-consuming, and which may not be successful.

We have expanded our existing manufacturing capacity to support our Phase 1 and Phase 2 clinical trials of our product candidates. We have no prior experience as a company in setting up, building or managing a manufacturing facility or manufacturing suite, and may never be successful in developing our own manufacturing suite, manufacturing facility or manufacturing capability. We will need to hire additional personnel to manage our operations and facilities and develop the necessary infrastructure to continue the research and development, and eventual commercialization, if licensed, of our product candidates. If we fail to recruit the required personnel, manage our growth effectively, have inadequate facility design or construction, or fail to select the correct location, the development and production of our product candidates could be curtailed or delayed. Although we have established a manufacturing facility, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, design or construction flaws, labor shortages, supply disruptions, natural disasters, power failures and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

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

Securing regulatory approval also requires the submission of information about the biologic manufacturing process and inspection of manufacturing facilities by the relevant regulatory authority. The FDA or comparable foreign regulatory authorities may fail to approve our manufacturing processes or facilities, whether run by us or our third-party CMOs. In addition, if we make manufacturing changes to our product candidates in the future, we may need to conduct additional preclinical or clinical studies to bridge our modified product candidates to earlier versions.

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

We may seek orphan drug designation for some or all of our current or future product candidates in additional orphan indications in which there is a medically plausible basis for the use of these products. Even when we obtain orphan drug designation, exclusive marketing rights in the United States may be limited if we seek licensure for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, although we intend to seek orphan drug designation for other product candidates, we may never receive such designations.

On August 3, 2017, the Congress passed the FDA Reauthorization Act of 2017 (FDARA). FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The new legislation reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. Moreover, in the Consolidated Appropriations Act of 2021, Congress did not further change this interpretation when it clarified that the interpretation codified in FDARA would apply in cases where FDA issued an orphan designation before the enactment of FDARA but where product approval came after the enactment of FDARA. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

A Breakthrough Therapy designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We plan to seek a Breakthrough Therapy designation for our current product candidates and may seek Breakthrough Therapy designation for some or all of our future product candidates. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug, or biologic, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Biologics designated as breakthrough therapies by the FDA may also be eligible for other expedited approval programs, including Accelerated Approval.

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

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation for a particular indication. We plan to seek Fast Track designation for our current product candidates and may seek Fast Track designation for certain of our future product candidates, but there is no assurance that the FDA will grant this status to any of our proposed product candidates. Marketing applications filed by sponsors of products in Fast Track development may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant Fast Track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive Fast Track designation, we may not experience a faster development process, review or licensure compared to conventional FDA procedures, and receiving a Fast Track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any Fast Track designation at any time.

We may seek accelerated approval from the FDA for any of our current or future product candidates. Accelerated approval, even if granted, for any of our current or future product candidates, may not lead to a faster development, or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We plan to seek approval of our current product candidates, and may seek approval of future product candidates using FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (IMM) that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval, we may not experience a faster development, regulatory review or approval process for that product. In addition, receiving accelerated approval does not provide assurance of ultimate FDA approval.

We may seek designation for our TargetScan platform as a designated platform technology, but we might not receive such designation, and even if we do, such designation may not lead to a faster regulatory review or approval process.

We may seek designation for our TargetScan platform as a designated platform technology. Under FDORA, a platform technology incorporated within or utilized by a biological product is eligible for designation as a designated platform technology if (1) the platform technology is incorporated in, or utilized by, a biological product approved under an BLA; (2) preliminary evidence submitted by the sponsor of the licensed biological product, or a sponsor that has been granted a right of reference to data submitted in the application for such biological product, demonstrates that the platform technology has the potential to be incorporated in, or utilized by, more than one biological product without an adverse effect on quality, manufacturing, or safety; and (3) data or information submitted by the applicable person indicates that incorporation or utilization of the platform technology has a reasonable likelihood to bring significant efficiencies to the biological product development or manufacturing process and to the review process. A sponsor may request the FDA to designate a platform technology as a designated platform technology concurrently with, or at any time after, submission of an IND application for a biological product that incorporates or utilizes the platform technology that is the subject of the request. If so designated, the FDA may expedite the development and review of any subsequent original BLA for a biological product that uses or incorporates the platform technology. Even if we believe our TargetScan platform technology meets the criteria for such designation, the FDA may disagree and instead determine not to grant such designation. In addition, the receipt of such designation for a platform technology does not ensure that a biological product will be developed more quickly or receive FDA approval. Moreover, the FDA may revoke a designation if the FDA determines that a designated platform technology no longer meets the criteria for such designation.

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

Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety, potency and purity of the product candidate. The FDA may also require a risk evaluation and mitigation strategy in order to license our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs, cGTPs and good clinical practices (GCPs) for any clinical trials that we conduct post-licensure. Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations and applicable product tracking and tracing requirements. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our manufacturing processes (or those of third parties we engage), or failure to comply with regulatory requirements, may result in, among other things:

•
restrictions on the marketing or manufacturing of our product candidates, withdrawal of the product from the market or voluntary or mandatory product recalls;
•
under FDORA, sponsors of approved drugs and biologics must provide 6 months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a product, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed;
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

There is also significant uncertainty related to the insurance coverage and reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. In the United States, the principal decisions about reimbursement for new medicines are typically made by Centers for Medicare & Medicaid Services, or CMS, an agency within the HHS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. No uniform policy of coverage and reimbursement for products exists among third party payors and coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours. Reimbursement agencies in Europe may be more conservative than CMS. For example, a number of cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European countries. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale, and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products we may develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize product candidates, and our overall financial condition.

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

Our revenue prospects could be affected by changes in healthcare spending and policy in the United States and abroad. We operate in a highly regulated industry and new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could negatively impact our business, operations and financial condition. For more information, please see “Business – Government Regulation – Healthcare Legislative Reform.”

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

Regulatory requirements in the United States and abroad governing cell therapy products have changed frequently and may continue to change in the future. The FDA has established an office, now called the Office of Therapeutic Products within its Center for Biologics Evaluation and Research to meet its growing cell and gene therapy workload. The FDA also established the Cellular, Tissue and Gene Therapies Advisory Committee to advise its review.

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

Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.

Our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to: comply with the regulations of the FDA and other similar foreign regulatory authorities, provide true, complete and accurate information to the FDA and other similar foreign regulatory authorities, comply with manufacturing standards we have established, comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws and regulations will increase significantly, and our costs associated with compliance with such laws and regulations are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. For more information, please see “Business – Government Regulation – Anti-Kickback and False Claims Laws and Other Regulatory Matters.”

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

In the United States, various federal and state regulators, including governmental agencies like the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act of 2018, or CCPA, which increases privacy rights for California residents and imposes obligations on companies that process their personal information and meet certain revenue or volume processing thresholds, came into effect on January 1, 2020, and was further amended by the California Privacy Rights Act (CPRA), which became effective on January, 1, 2023. Among other things, the CCPA requires covered companies to provide new disclosures to California residents and provide such residents new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The amendments introduced by the CPRA significantly modifies the CCPA by expanding residents’ rights with respect to certain personal information and creates a new state agency to oversee implementation and enforcement efforts, among other changes. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches. This private right of action may increase the likelihood of, and risks associated with, data breach litigation, including class action litigation.

Similar laws have been passed in Connecticut, Colorado, Utah and Virginia and a number of other states have proposed new privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. In addition, laws in all 50 U.S. states require businesses to provide notice to individuals if certain of their personal information has been disclosed as a result of a qualifying data breach. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we may likely become subject, if enacted.

Internationally, laws, regulations and standards in many jurisdictions apply broadly to the collection, use, retention, security, disclosure, transfer, marketing or other processing of personal data. For example, the collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EEA, including personal health data, is subject to the EU General Data Protection Regulation 2016/679 (“GDPR”), which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The GDPR increased our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.

The GDPR provides that EEA Member States may make their own further laws and regulations in relation to the processing of genetic, biometric or health data, which could result in differences between Member States, limit our ability to use and share personal data or could cause our costs to increase, and harm our business and financial condition.

The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States. We are subject to evolving and strict rules on the transfer of personal data out of the EEA to third countries such as the United States. Unless the destination country is an adequate country (as recognized by the European Commission), we will be required to incorporate a GDPR transfer mechanism (such as the European Commission approved standard contractual clauses ("SCCs”)) into our agreements with third parties to govern transfers of personal data outside the EEA. The new SCCs may also impact our business as companies based in the EEA may be reluctant to utilize the new clauses to legitimize transfers of personal data to third countries given the burdensome requirements of transfer impact assessments and the substantial obligations that the new SCCs impose upon exporters.

In addition, further to the UK’s exit from the EU on January 31, 2020 the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but currently still aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. It is not subject to the new forms of SCCs but has issued its own transfer mechanism – the UK international data transfer agreement – which, like the SCCs, requires exporters to carry out a transfer impact assessment. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The UK Government has also now introduced a Data Protection and Digital Information Bill (or the UK Bill) into the UK legislative process with the intention for this bill to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EU data protection regime and threaten the UK Adequacy Decision from the EU Commission. This may lead to additional compliance costs and could increase our overall risk.

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

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product candidate in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues, if any, we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval. For more information, please see “Business – Government Regulation – Coverage and Reimbursement.”

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

Given the early stage of development of our product candidates, our patent portfolio is similarly at a very early stage. In particular, we do not exclusively license any issued patents and most of the patent applications we own are provisional applications. If we do not obtain meaningful patent coverage for our product candidates, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment, competitors may be able to erode or negate any competitive advantage we may have, which would likely harm our business and ability to achieve profitability. To establish our proprietary position, we have filed provisional patent applications and corresponding Patent Cooperation Treaty (PCT), national, and regional applications related to our novel product candidates that are important to our business, and we have exclusively licensed certain patent applications from The Brigham and Women’s Hospital, Inc. (or BWH); we may in the future also license or purchase issued patents or pending patent applications filed by others. U.S. provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing of one or more of our related provisional patent applications. With regard to such U.S. provisional patent applications, if we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. While we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any such patent applications will result in the issuance of patents that provide us with any competitive advantage. If we are unable to secure or maintain patent protection with respect to our antibody technology and any proprietary products and technology we develop, our business, financial condition, results of operations, and prospects could be materially harmed.

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

Composition-of-matter patents are generally considered to be the strongest form of intellectual property protection for drug products because such patents provide protection without regard to any particular method of use or manufacture or formulation of the API used. We currently have a limited number of issued patents, but our pending owned U.S. and international patent applications include claims that cover compositions of matter and methods of use of our product candidates. We cannot be certain that claims in any patent that may issue from our pending owned or in-licensed patent applications will cover the composition-of-matter of any of our current or future product candidates. If we are unsuccessful in obtaining issued patents that cover the composition of matter of any of our current or future product candidates, competitors may be able to erode or negate any competitive advantage we may have and our business, financial condition, results of operations and prospects could be materially harmed.

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

Currently, our patent applications are directed to our TCR-T therapy candidates and accompanying technologies. We seek or plan to seek patent protection for our proprietary platform and product candidates by filing and prosecuting patent applications in the United States and other countries as appropriate. Our patent portfolio also includes patent families exclusively licensed from BWH, which include pending U.S. and foreign non-provisional patent applications. Any patents that may issue from any non-provisional patent applications claiming priority to these provisional patent applications would be expected to expire on various dates from 2038 through 2043, in each case without taking into account any possible patent term adjustments or extensions.

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

We have added manufacturing capacity at our facilities in Waltham, Massachusetts, but the build-out and staffing of the manufacturing suite may be delayed and the suite may never become operational. We have not yet caused our product candidates to be manufactured or processed on a commercial scale and may not be able to do so for any of our product candidates.

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

As of February 28, 2023, we had 137 full-time employees and 1 part-time employee. As our development and commercialization plans and strategies develop, and as we continue operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as one or more shareholders or groups of shareholders who own at least 5 percent of the corporation’s equity increasing their equity ownership in the aggregate by a greater than 50 percentage point change (by value) over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income may be limited. As a result of our initial public offering, our most recent private placements and other transactions that have occurred over the past three years, we may have experienced, such an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2022, we had U.S. federal net operating loss carryforwards of $86.2 million and U.S. federal research and development tax credit carryforwards of $6.9 million that expire through 2042 and which could be limited if we experience an “ownership change.” Under the current law, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 will not be subject to expiration. However, any such net operating loss carryforwards may only offset 80% of our annual taxable income in taxable years beginning after December 31, 2020. State net operating loss carryforwards and other tax attributes may be similarly limited. Any such limitations may result in increased tax liabilities that could adversely affect our business, results of operations, financial position and cash flows.

Risks Related to Our Common Stock and Our Status as a Public Company

We do not know whether an active trading market will continue to develop or be sustained for our common stock and, as a result, it may be difficult for our stockholders to sell their shares of our common stock.

Our common stock began trading on the Nasdaq Global Market in July 2021. Prior to July 2021, there was no public market for our common stock, and we cannot assure you that an active trading market for our shares will continue to develop or be sustained. As a result, it may be difficult for our stockholders to sell their shares without depressing the market price of our common stock, or at all.

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
•
the economy as a whole and market conditions in our industry, including conditions resulting from the COVID-19 pandemic; or the ongoing conflict between Russia and Ukraine;
•
variations in our financial results or the financial results of companies that are perceived to be similar to us;
•
financing or other corporate transactions, or inability to obtain additional funding;
•
trading activity by a limited number of stockholders who together beneficially own a substantial amount of our outstanding common stock;
•
the expiration of market standoff or contractual lock-up agreements, as applicable;
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

Certain of our stockholders have rights, subject to some conditions above, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. In addition, the Loan Agreement with K2HV provides the lenders with certain registration rights with respect to the Conversion Shares (as defined in the Loan Agreement). Pursuant to the terms of the Loan Agreement, we are obligated to prepare and file with the SEC a registration statement to register the Conversion Shares for resale upon request of K2HV. We also have registered shares of common stock that we have issued and may issue under our employee equity incentive plans. Once we register these shares, they will be able to be sold freely in the public market upon issuance.

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

As of February 28, 2023 our executive officers, directors, and entities affiliated with such persons beneficially owned, in the aggregate, approximately 22% of our outstanding voting stock and approximately 35% of our outstanding common stock. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders, oppose them. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you or other stockholders may feel are in your or their best interest as one of our stockholders. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

As a public company, and particularly after we are no longer an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also anticipate that we will incur costs associated with relatively recently adopted corporate governance requirements, including requirements of the SEC, and the Nasdaq Global Market. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could result in sanctions or other penalties that would harm our business.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management will be required to assess the effectiveness of these controls annually. However, for as long as we are an “emerging growth company” under the Jumpstart Our Business Startups Act, or the JOBS Act, enacted in April 2012, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We could be an “emerging growth company” until December 31, 2026. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

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

General Risk Factors

Changes in tax legislation could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be promulgated or issued under existing or new tax laws, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.

Rising inflation rates may result in increased operating costs and reduced liquidity, and affect our ability to access credit.

Increased inflation may result in increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve System has repeatedly raised, and may continue to raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks.

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

Item 1B. Unresolved Staff Comments.

Not Applicable

Item 2. Properties

Our corporate headquarters is located at 830 Winter Street in Waltham, Massachusetts. The facility at 830 Winter Street is 25,472 square feet of laboratory space, with a lease expiration of September 2024. We also lease a facility at 880 Winter Street which is 113,487 square feet of office and laboratory space with a lease termination date of December 2032. We believe our facilities are sufficient to meet our current needs for the foreseeable future.

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

Holders

As of February 28, 2023, there were over 100 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

Not Applicable

Use of Proceeds

In July 2021, our Registration Statement on Form S-1 (No. 333-225491) was declared effective by the SEC pursuant to which we issued and sold an aggregate of 6,666,667 shares of voting common stock at a public offering price of $15.00 per share for aggregate net cash proceeds of $89.6 million, after deducting $7.0 million underwriting discounts and commissions, and $3.4 million in offering costs borne by us. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. The sale and issuance of 6,666,667 shares closed on July 20, 2021. Morgan Stanley & Co. LLC, Jefferies LLC, Cowen and Company LLC and Barclays Capital Inc. acted as joint book-running managers for the offering. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC.

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing a robust pipeline of T cell receptor-engineered T cell, or TCR-T, therapies for the treatment of patients with cancer. Our approach is based on the central premise that we can learn from patients who are winning their fight against cancer in order to treat those who are not. We are continuing to build our ImmunoBank, a repository of therapeutic T cell receptors, or TCRs, that recognize diverse targets and are associated with multiple human leukocyte antigen, or HLA, types to provide customized multiplexed TCR-T therapy candidates for patients with a variety of solid tumors. We are building our ImmunoBank using our proprietary platform technologies. Using TargetScan, we analyze the T cells of cancer patients with exceptional responses to immunotherapy to discover how the immune system naturally recognizes and eliminates tumor cells in these patients. This allows us to precisely identify the targets of TCRs that are driving these exceptional responses. We aim to use these anti-cancer TCRs to treat patients with cancer by genetically engineering their own T cells to recognize and eliminate their cancer. In addition to discovering TCR-T therapies against novel targets, we are using our ReceptorScan technology to further diversify our portfolio of therapeutic TCRs with TCR-T therapies against known targets. We reduce the risk and enhance the safety profile of these therapeutic TCRs by screening them using SafetyScan to identify potential off-targets of a TCR and eliminate those TCR candidates that cross-react with proteins expressed at high levels in critical organs.

We are advancing a robust pipeline of TCR-T therapy candidates for the treatment of patients with hematologic malignancies and solid tumors. Our lead product candidates, TSC-100 and TSC-101, are in development for the treatment of patients with hematologic malignancies to eliminate residual leukemia and prevent relapse following hematopoietic cell transplantation, or HCT. TSC-100 and TSC-101 target HA-1 and HA-2 antigens, respectively, which are well-recognized TCR targets that were identified in patients with exceptional responses to HCT-associated immunotherapy. We have initiated a multi-arm Phase 1 clinical study of TSC-100 and TSC-101 with several clinical sites activated, with planned additional sites to be added in 2023.

In addition, we are developing multiple TCR-T therapy candidates for the treatment of solid tumors. One of the key goals for our solid tumor program is to develop what we refer to as multiplexed TCR-T therapy. We are designing these multiplexed therapies to be a combination of up to three highly active TCRs that are customized for each patient and selected from our bank of therapeutic TCRs, which we refer to as the ImmunoBank. We plan to populate the ImmunoBank with TCRs for multiple targets as well as multiple HLA types for each target, thus helping us to overcome key solid tumor resistance mechanisms of target loss and HLA loss. We are currently advancing six solid tumor programs: TSC-204, entering Phase 1 development; TSC-200 and TSC-203, in IND-enabling activities; TSC-201, in lead optimization; and TSC-202 and TSC-205, in discovery. In December 2022, we submitted a primary investigational new drug, or IND, application for T-Plex, enabling customized mixtures of TCR-Ts to be administered to patients based on cancer-targets and associated common HLA types expressed in their tumors, as well as secondary IND applications for two initial TCR-T product candidates: TSC-204-A0201 and TSC-204-C0702. The FDA has cleared our IND applications for T-Plex, TSC-204-A0201, and TSC-204-C0702, allowing us to initiate study start-up activities. We plan to further expand the ImmunoBank by filing INDs for additional TCRs throughout 2023.

Since our inception in 2018, we have devoted our efforts to raising capital, obtaining financing, filing, prosecuting and maintaining intellectual property rights, organizing and staffing our company and incurring research and development costs related to the identification of novel targets for TCRs and development of TCR-T therapies to target and eliminate cancer cells. We do not have any therapies approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from sales of convertible preferred stock, proceeds from the initial public offering ("IPO") completed in July 2021 and revenue received under our collaboration agreement with Novartis Institutes for BioMedical Research, Inc., or Novartis. Through December 31, 2022, we have received net proceeds of $159.4 million from sales of our convertible preferred stock. We received $89.6 million in net proceeds (after deducting underwriting discounts, commissions and offering costs), from our IPO. Under the terms of our Collaboration and License Agreement with Novartis, we received a $20.0 million upfront payment and agreed to invest an estimated $10.0 million in research costs that will be reimbursed by Novartis over the research period of the agreement, which is anticipated to conclude in March 2023. Finally, we received $30.0 million in gross proceeds through the issuance of a debt facility to K2HV under the Loan Agreement.

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

Components of Results of Operations

Revenue

To date, our revenue has been derived from our one collaboration and two licensing agreements. We have not generated any revenue from the sale of therapies to date, nor do we expect to generate revenues therefrom in the near future, if at all. If our development efforts for our product candidates are successful and result in regulatory approval or if we enter into additional license or collaboration agreements with third parties, we may generate additional revenue in the future from sales of our therapies, payments from license or collaboration agreements that we may enter into with third parties, or any combination thereof. However, there can be no assurance as to when we will generate such revenue, if at all. We expect that our revenue for at least the next several years will be derived primarily from collaborations and licenses that we may enter into in the future, if any.

Collaboration Revenue

In March 2020, we entered into a Collaboration and License Agreement, or the Novartis Agreement, with Novartis Institutes for BioMedical Research, Inc., or Novartis, to collaborate on their research efforts to discover and develop novel TCR-T therapies. Under the Novartis Agreement, we will identify and characterize TCRs in accordance with a research plan, and transfer data arising from the research plan. We are free to develop TCRs against targets not licensed by Novartis.

The collaboration included an upfront fee and research funding together totaling $30.0 million. The Novartis Agreement is within the scope of ASC 606 under which we have identified a single performance obligation consisting of the research services, data reporting and participation in a joint steering committee. During the year ended December 31, 2022, we recognized $13.5 million of revenue associated with the Novartis Agreement, which includes recognition of the upfront payment and research funding. We expect to recognize the remaining arrangement consideration over the expected research term, which is anticipated to conclude in March 2023.

See Note 8, Collaboration and License Agreements, to our audit financial statements included elsewhere in this Annual Report.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with our research activities, including our therapeutic discovery efforts, preclinical and clinical trials, and the development of our proprietary platform technologies and product candidates. We expense research and development costs as incurred, which include:

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. We have incurred significantly increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company and anticipate these expenses to increase in 2023 as we continue to expand the business. In addition, if we obtain regulatory approval for a product candidate and do not enter into a third-party commercialization collaboration, we expect to incur significant expenses related to building a sales and marketing team to support sales, marketing and distribution activities.

As of December 31, 2022, the unrecognized compensation cost related to outstanding options, inclusive of research and development and general and administrative, was $13.0 million, which is expected to be recognized over a weighted-average period of 2.76 years.

Other Income

Other income consists primarily of interest earned on our cash and cash equivalents balances held in financial institutions.

Interest Expense

Interest expense consists of interest associated with our outstanding debt obligation, including the amortization of debt issuance costs.

Income Taxes

Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in any year or for our earned research and development tax credits, due to the uncertainty of realizing a benefit from those items. As of December 31, 2022, we had federal and state net operating loss carryforwards of $86.2 million and $83.5 million, respectively, which may be used to offset future taxable income, if any. The state amounts expire at various dates through 2042. The federal net operating losses generated in and after 2018 can be carried forward indefinitely. As of December 31, 2022, we had federal and state tax credit carryforwards of $6.9 million and $4.2 million, which expire at various dates through 2042 and 2037, respectively. Due to the degree of uncertainty related to the ultimate use of the deferred tax assets, we have fully reserved these tax benefits, as the determination of the realization of the deferred tax benefits was not determined to be more likely than not.

Results of Operations

Years ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021	Change
Revenue
Collaboration and license revenue	$13,535	$10,141	$3,394
Operating expenses:
Research and development	59,819	44,954	14,865
General and administrative	20,352	13,828	6,524
Total operating expenses	80,171	58,782	21,389
Loss from operations	(66,636)	(48,641)	(17,995)
Other income:
Interest and other income, net	1,591	16	1,575
Interest expense	(1,176)	-	(1,176)
Total other income	415	16	399
Net loss	$(66,221)	$(48,625)	$(17,596)

Revenue

We had $13.5 million revenue for the year ended December 31, 2022 and $10.1 million of revenue for the year ended December 31, 2021. The revenue generated from the Novartis Agreement has increased for year ended December 31, 2022 as compared to December 31, 2021 as a result of the timing of research activities, which includes the identification and characterization of TCRs in accordance with a research plan and transfer of data arising from the research plan. As of December 31, 2022, the Company had current deferred revenue of $3.9 million, which is expected to be recognized within the first quarter of 2023, prior to the conclusion of the agreement which is anticipated in March 2023.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021	Change
Laboratory supplies, research materials and studies	$24,582	$23,606	$976
Personnel	19,485	12,481	7,004
Facility-related and other	11,506	7,150	4,356
Clinical studies	2,492	630	1,862
Legal and professional fees	1,754	1,087	667
Total research and development expenses	$59,819	$44,954	$14,865

The increase in research and development expenses was primarily attributable to a $7.0 million increase in personnel expenses, including an increase of $0.7 million related to stock-based compensation expense. This is driven by expansion of the in-house chemistry, manufacturing, and controls (“CMC”), clinical, and preclinical departments. There was a $4.4 million increase in facility-related expenses due to the expansion of leased facilities, including commencement of a new lease in 2022, as well as the increased depreciation related to purchases of laboratory equipment. These expansionary activities are driven by the expansion of facilities and equipment for in-house CMC as clinical and preclinical activities ramp up. There was a $1.9 million increase in clinical studies expense related to Phase 1 study start-up activities for TSC-100 and TSC-101. Finally, there was a $1.0 million increase in expense related to laboratory supplies, research material, and preclinical studies in order to support pipeline development and solid tumor IND-enabling activities.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021	Change
Personnel expenses (including stock-based compensation)	$11,224	$6,681	$4,543
Legal and professional fees	4,175	4,042	133
Facility-related and other	4,953	3,105	1,848
Total general and administrative expenses	20,352	13,828	6,524

The increase in general and administrative expenses was primarily due to a $4.5 million increase in personnel expenses, which includes an increase of $1.3 million related to stock-based compensation expense. In addition, there was an increase of $2.0 million primarily related to increased costs for insurance and other administrative expenses, depreciation expense, and facilities-related costs.

Liquidity and Capital Resources

Sources of Liquidity

We have not generated any revenue from product sales and have incurred net losses and negative cash flows from our operations. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Under the terms of the Novartis Agreement, we received an upfront payment of $20 million. Additionally, Novartis is obligated to reimburse us for costs incurred to perform the research and development activities of up to $10 million. To date, we have funded our operations primarily with proceeds from sales of equity securities, proceeds from the sale of common stock in our IPO in July 2021, and through the issuance of a debt security in September 2022. As of December 31, 2022, we had $29.3 million of outstanding debt under the Loan Agreement, which is subject to interest only payments until September 2024, which can be extended to September 2025 upon achievement of certain financial and clinical milestones, following which the term loans will amortize in equal monthly installments until the September 1, 2026 maturity. See “—Loan Agreement.” As of December 31, 2022, we had cash and cash equivalents of $120.0 million. This agreement requires the company to maintain unrestricted cash and cash equivalents in an amount equal to or greater 120% of the outstanding borrowings. In addition, we must maintain liquidity greater than the average monthly consolidated change in cash and cash equivalents for the consecutive three-month period ended as of any date of determination, multiplied by 5.0.

Funding requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our research programs into preclinical and clinical development. The timing and amount of our operating expenditures will depend largely on:

•
the identification of additional research programs and product candidates;
•
the scope, progress, results and costs of research and development for our current and future product candidates, including our current and planned clinical trials, and ongoing preclinical development for our current and future product candidates;
•
the costs, timing and outcome of regulatory review of any product candidates we may develop;
•
our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate a clinical trial;
•
our decision to develop and expand our manufacturing capabilities;
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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Moreover, as a public company, we incur significant legal, accounting and other expenses that we were not required to incur as a private company. We furnished the first report by our management on our internal control over financial reporting for this year ending December 31, 2022 in this Annual Report, as required by Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404. However, while we remain an emerging growth company and a smaller reporting company, we are not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. These rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly and our business continues to evolve.

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

A change in the outcome of any of these or other variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of that product candidate. Furthermore, our operating plans may change in the future, and we will continue to require additional capital to meet operational needs and capital requirements associated with such operating plans. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments or engage in certain merger, consolidation or asset sale transactions, in addition to those contained in our Loan Agreement. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders.

Adequate funding may not be available to us on acceptable terms or at all. Our potential inability to raise capital when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. If we are unable to raise additional funds as required, we may need to delay, reduce, or terminate some or all development programs and clinical trials. We may also be required to sell or license our rights to product candidates in certain territories or indications that we would otherwise prefer to develop and commercialize ourselves. If we are required to enter into collaborations and other arrangements to address our liquidity needs, we may have to give up certain rights that limit our ability to develop and commercialize our product candidates. See Part 2, Item 1A. “Risk Factors” of this Annual Report for additional risks associated with our substantial capital requirements.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	Change
Net cash used in operating activities	$(66,503)	$(48,677)	$(17,826)
Net cash used in investing activities	(4,225)	(9,941)	5,716
Net cash provided by financing activities	29,356	189,668	(160,312)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(41,372)	$131,050	$(172,422)

Operating Activities

During the year ended December 31, 2022, net cash used in operating activities of $66.5 million was primarily driven by:

•
our net loss of $66.2 million;
•
a decrease in deferred revenue of $9.0 million, due to recognition of revenue related to the Novartis collaboration, and;
•
an increase in right-of-use assets and lease liabilities, net of $2.0 million, due to the recognition of the new lease upon commencement, offset by scheduled lease expense.

These were partially offset by:

•
non-cash charges of $9.9 million related to depreciation expense, stock-based compensation, and non-cash interest expense related to note payable;
•
an increase in accrued expenses of $0.7 million, and;
•
an increase in accounts payable of $0.5 million.

During the year ended December 31, 2021, net cash used in operating activities of $48.7 million was primarily driven by:

•
our net loss of $48.6 million, and;
•
an increase in prepaid and other current assets of $2.6 million, and;
•
a decrease in deferred revenue of $6.5 million, due to recognition of revenue related to the Novartis collaboration.

These were partially offset by:

•
non-cash charges of $5.8 million related to depreciation expense and stock-based compensation, and;
•
an increase in accrued expenses and other current liabilities of $3.2 million.

Investing Activities

During the years ended December 31, 2022 and 2021, net cash used in investing activities was $4.2 million and $9.9 million, respectively, primarily related to the purchases of laboratory equipment, leasehold improvements, and construction in progress.

Financing Activities

During the year ended December 31, 2022, net cash provided by financing activities was $29.4 million, consisting primarily of net proceeds from the issuance of convertible debt of $29.4 million under the Loan Agreement with K2HV.

During the year ended December 31, 2021, net cash provided by financing activities was $189.7 million, consisting primarily of net proceeds of $99.7 million from our issuance of convertible preferred stock, $89.6 million from our IPO, and $0.3 million in net proceeds from the exercise of common stock options.

Contractual Obligations

See Note 10, Loan and Security Agreement, to our audited financial statements included elsewhere in this Annual Report for a discussion of obligations in relation to the Loan Agreement with K2HV.

See Note 9, Commitments and Contingencies, to our audited financial statements included elsewhere in this Annual Report for a discussion of obligations in relation to our leases.

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

Revenue recognition

To date, our revenues have primarily consisted of consideration related to the Novartis Agreement. We adopted the provisions of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), or ASC 606, on January 1, 2018. In accordance with ASC 606, we recognize revenue when our customers obtain control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services.

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

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial and Accounting Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of period end. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles or “GAAP”. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•
Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•
Provide reasonable assurances regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material adverse effect on our financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment, management has concluded that our internal controls over financial reporting were effective as of December 31, 2022 and provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission for “emerging growth companies” that permit us to provide only management’s report in this report.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Internal Controls

In designing and evaluating the disclosure controls and procedures, management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2023 Annual Meeting of Stockholders and is incorporated by reference.

We have adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees as required by Nasdaq governance rules and as defined by applicable SEC rules. Stockholders may locate a copy of our Code of Business Conduct and Ethics on our website at www.tscan.com.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC, with respect to our 2023 Annual Meeting of Stockholders and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC, with respect to our 2023 Annual Meeting of Stockholders and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC, with respect to our 2023 Annual Meeting of Stockholders and is incorporated by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC, with respect to our 2023 Annual Meeting of Stockholders and is incorporated by reference.

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

4.4

Description of the Registrant’s securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.4 to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 9, 2022).

10.1

Lease, by and between TScan Therapeutics, Inc. and BXP Waltham Woods LLC, dated November 29, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 2, 2021).

10.2#

2018 Stock Option Plan, as amended and forms of agreements thereunder (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on S-1 filed with the Securities and Exchange Commission on April 23, 2021).

10.3#

2021 Equity Incentive Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on S-1/A filed with the Securities and Exchange Commission on May 5, 2021).

10.4#	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on S-1/A filed with the Securities and Exchange Commission on April 30, 2021).

10.5†

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

10.7†

Collaboration and License Agreement by and between the Registrant and Novartis Institutes for Biomedical Research, dated as of March 27, 2020 (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on S-1 filed with the Securities and Exchange Commission on April 23, 2021).

10.8†

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

10.10#

Employment Agreement, dated April 23, 2021, by and between the Registrant and David Southwell (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on S-1 filed with the Securities and Exchange Commission on April 23, 2021).

10.11#

Employment Agreement, dated April 23, 2021, by and between the Registrant and Gavin MacBeath, Ph.D. incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on S-1 filed with the Securities and Exchange Commission on April 23, 2021).

10.12#

Employment Agreement, dated April 23, 2021, by and between the Registrant and William Desmarais (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on S-1 filed with the Securities and Exchange Commission on April 23, 2021).

10.13#

Form of Management Cash Incentive Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on S-1 filed with the Securities and Exchange Commission on April 23, 2021).

10.14#

Employment Agreement, dated May 4, 2021, by and between the Registrant and Brian Silver (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on S-1/A filed with the Securities and Exchange Commission on May 5, 2021).

10.15#

Employment Agreement, dated July 28, 2021, by and between the Registrant and Zoran Zdraveski (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2021).

10.16#

Employment Agreement, dated June 8, 2022, by and between the Registrant and Debora Barton (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2022).

10.17#

Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on April 23, 2021).

10.18

Loan and Security Agreement, dated September 9, 2022, by and among TScan Therapeutics, Inc., K2 HealthVentures LLC and Ankura Trust Company, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 12, 2022).

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

* Filed herewith.

** Furnished herewith

# Indicates a management contract or any compensatory plan, contract or arrangement.
† Certain portions of this exhibit have been omitted because they are not material and would likely cause competitive harm to the registrant if disclosed.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TScan Therapeutics, Inc.

Date: March 8, 2023	By:	/s/ David Southwell
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on March 8, 2023.

Signature	Title	Date
/s/ David Southwell	President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2023
David Southwell
/s/ Brian Silver	Chief Financial Officer	March 8, 2023
Brian Silver, J.D.	(Principal Financial and Accounting Officer)
/s/ Stephen Biggar	Director	March 8, 2023
Stephen Biggar, M.D., Ph.D.
/s/ Ittai Harel	Director	March 8, 2023
Ittai Harel
/s/ Timothy Barberich	Director	March 8, 2023
Timothy Barberich
/s/ Gabriela Gruia	Director	March 8, 2023
Gabriela Gruia, M.D.
/s/ Katina Dorton	Director	March 8, 2023
Katina Dorton, J.D., M.B.A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of TScan Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TScan Therapeutics, Inc. and subsidiary (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, convertible preferred stock and stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Boston, Massachusetts March 8, 2023

We have served as the Company’s auditor since 2020.

TScan Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$120,027	$161,405
Prepaid expenses and other current assets	4,100	4,249
Total current assets	124,127	165,654
Property and equipment, net	10,100	11,765
Right-of-use assets	59,102	5,491
Restricted cash	5,037	5,031
Long-term deposit and other assets	725	166
Total assets	$199,091	$188,107
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,912	$1,765
Accrued expenses and other current liabilities	6,838	6,517
Operating lease liability, current portion	3,681	1,651
Deferred revenue, current portion	3,874	11,410
Total current liabilities	17,305	21,343
Deferred revenue, net of current portion	-	1,497
Operating lease liability, net of current portion	53,013	4,392
Long-term debt and accrued interest	29,290	-
Other long term liabilities	49	97
Total liabilities	99,657	27,329
Commitments and contingencies (Note 9)
Stockholders' equity:
Voting common stock, $0.0001 par value; 300,000,000 shares authorized; 19,082,820 and 18,881,333 shares issued; and 19,082,820 and 18,764,463 shares outstanding at December 31, 2022 and 2021, respectively	2	2
Non-voting common stock, $0.0001 par value; 10,000,000 shares authorized; 5,143,134 shares issued and outstanding	1	1
Additional paid-in capital	257,810	252,933
Accumulated deficit	(158,379)	(92,158)
Total stockholders' equity	99,434	160,778
Total liabilities and stockholders' equity	$199,091	$188,107

The accompanying notes are an integral part of these consolidated financial statements

TScan Therapeutics, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Revenue
Collaboration and license revenue	$13,535	$10,141
Operating expenses:
Research and development	59,819	44,954
General and administrative	20,352	13,828
Total operating expenses	80,171	58,782
Loss from operations	(66,636)	(48,641)
Other (expense) income:
Interest and other income, net	1,591	16
Interest expense	(1,176)	-
Total other income	415	16
Net loss	$(66,221)	$(48,625)
Net loss per share, basic and diluted	$(2.75)	$(4.17)
Weighted average common shares outstanding—basic and diluted	24,048,267	11,662,672

The accompanying notes are an integral part of these consolidated financial statements

TScan Therapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data and issuance costs)

							Additional		Total
	Convertible Preferred Stock		Voting Common Stock		Non-voting Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at January 1, 2021	7,063,104	$59,681	1,135,858	$1	-	$-	$1,070	$(43,533)	$(42,462)
Issuance of Series C convertible preferred stock (net of issuance costs of $270 thousand)	8,553,168	99,730	-	-	-	-	-	-	-
Issuance of common stock (net of issuance costs of $10.4 million)	-	-	6,666,667	1	-	-	89,645	-	89,646
Conversion of convertible preferred stock to common stock and non-voting common stock upon closing of initial public offering	(15,616,272)	(159,411)	10,473,138	-	5,143,134	1	159,411	-	159,412
Exercise of stock options	-	-	167,390	-	-	-	291	-	291
Vesting of restricted common stock	-	-	321,410	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	2,516	-	2,516
Net loss	-	-	-	-	-	-	-	(48,625)	(48,625)
Balances at December 31, 2021	-	-	18,764,463	2	5,143,134	1	252,933	(92,158)	160,778
Exercise of stock options	-	-	55,107	-	-	-	133	-	133
Vesting of restricted common stock	-	-	116,870	-	-	-	-	-	-
Issuance of common stock under ESPP plan	-	-	146,380	-	-	-	193	-	193
Stock-based compensation expense	-	-	-	-	-	-	4,551	-	4,551
Net loss	-	-	-	-	-	-	-	(66,221)	(66,221)
Balances at December 31, 2022	-	$-	19,082,820	$2	5,143,134	$1	$257,810	$(158,379)	$99,434

The accompanying notes are an integral part of these consolidated financial statements

TScan Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(66,221)	$(48,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5,137	3,328
Non-cash interest expense related to note payable	260	-
Stock-based compensation	4,551	2,516
Changes in current assets and liabilities:
Prepaid expenses and other assets	(410)	(2,595)
Right-of-use assets and lease liabilities, net	(2,047)	(9)
Accounts payable	528	10
Accrued expense and other liabilities	732	3,234
Deferred revenue	(9,033)	(6,536)
Net cash used in operating activities	(66,503)	(48,677)
Cash flows from investing activities:
Purchases of property and equipment	(4,225)	(9,941)
Net cash used in investing activities	(4,225)	(9,941)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	-	99,730
Proceeds from exercise of stock options	133	291
Issuance of common stock under ESPP plan	193
Proceeds from initial public offering, net of issuance costs	-	89,647
Proceeds from issuance of term loan, net of issuance costs paid to lender	29,354	-
Payments of debt issuance costs	(324)	-
Net cash provided by financing activities	29,356	189,668
Net (decrease) increase in cash, cash equivalents and restricted cash	(41,372)	131,050
Cash, cash equivalents, and restricted cash - beginning of period	166,436	35,386
Cash, cash equivalents, and restricted cash - end of period	$125,064	$166,436
Summary of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:
Cash and cash equivalents	120,027	161,405
Restricted cash	5,037	5,031
Total cash, cash equivalents, and restricted cash	$125,064	$166,436
Supplemental disclosure of cash flow information:
Cash paid for interest	$660	$-
Supplemental disclosure of non-cash investing and financing activities:
Lease liability arising from obtaining right-of-use asset	53,541	-
Purchase of property and equipment in accounts payable and accrued liabilities	444	828
Conversion of convertible preferred stock to common stock upon closing of initial public offering	-	159,411

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

Initial Public Offering

In July 2021, the Company completed an IPO in which the Company issued and sold 6,666,667 shares of its voting common stock at a public offering price of $15.00 per share, for aggregate gross proceeds of $100 million and its shares started trading on the Nasdaq Global Market under the ticker symbol “TCRX.” The Company received $89.6 million in net proceeds after deducting $7.0 million in underwriting discounts and commissions, and $3.4 million in offering costs borne by the Company. Upon closing of the IPO, all of the Company's outstanding shares of convertible preferred stock automatically converted into 15,616,272 shares of common stock (of which 5,143,134 shares are non-voting common stock).

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

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from sales of convertible preferred stock, the IPO completed in July 2021, issuance of convertible debt in September 2022 and with payments received under its license and collaboration agreements. Since its inception, the Company has incurred recurring losses, including net losses of $66.2 million and $48.6 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company had an accumulated deficit of $158.4 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash and cash equivalents as of December 31, 2022 will be sufficient to fund the Company’s operations for at least the next twelve months from the date of the issuance of the financial statements.

The Company will need to obtain substantial additional funding through equity offerings, debt financings, collaborations, strategic alliances and/or licensing arrangements in order to fund its research and development and ongoing operating expenses. The Company may not be able to obtain financing on acceptable terms, when needed or at all, and the Company may not be able to enter into collaborations, strategic alliances or licensing arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. Any collaborations, strategic alliances or licensing arrangements may require the Company to relinquish rights to certain of its technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to the Company. If the Company is unable to obtain funding, the Company could be forced to delay, limit, reduce or eliminate some or all of its research and development programs, pipeline expansion or future commercialization efforts or grant rights to develop and market product candidates, which could adversely affect its business prospects. Although management will continue to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations when needed or at all.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements reflect the operations of the Company and the Company’s wholly owned subsidiary, TScan Securities Corporation. The accompanying consolidated financial statements have been prepared in conformity with US GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative US GAAP as found in the Accounting Standards Codification, or ASC, and Accounting Standards Update, or ASU, of the Financial Accounting Standards Board, or FASB.

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

Restricted Cash

In connection with the Company’s facility lease agreements, the Company is required to provide letters of credit totaling of $5.0 million for the benefit of the landlords to serve as security deposits. As of December 31, 2022 and 2021, the cash securing the letter of credit was classified as restricted cash (non-current) on the consolidated balance sheets.

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

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets as follows:

Estimated useful life
Laboratory equipment	3 - 5 years
Furniture and fixtures	3 - 5 years
Office and computer equipment	3 - 5 years
Software	3 - 5 years
Leasehold improvements	Shorter of the asset's estimated useful life or the remaining lease term

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

Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As the rate implicit on the Company’s leases are not readily determination, the Company uses an estimate of its incremental borrowing rate for secured borrowings with terms similar to the lease term based on the information available at the lease commencement date in determining the present value of lease payments. Operating lease right-of-use assets also include the effect of any lease payments made, including lease payments made in advance of lease commencement and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term.

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

The Company recognizes the tax benefit from any uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Interest and penalties associated with uncertain tax positions are recorded as a component of income tax expense. As of December 31, 2022 and 2021, the Company has not identified any uncertain tax positions for which reserves would be required.

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

Convertible Preferred Stock

The Company’s convertible preferred stock was classified outside of stockholders’ deficit because the holders of such shares had liquidation rights in the event of a deemed liquidation that, in certain situations, are not solely within the control of the Company.

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

Diluted net loss per share is calculated by adjusting weighted average common shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock and if-converted methods. For purposes of the diluted net income (loss) per share calculation, convertible debt and stock options are considered to be common stock equivalents. All common stock equivalents have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share were the same for all periods presented.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. The provisions of ASU 2016-13 modify the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology and require a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. ASU 2016-13 requires a cumulative effect adjustment to the consolidated balance sheet as of the beginning of the first reporting period in which the guidance is effective. ASU 2016-13 will be effective for the Company beginning January 1, 2023. The Company does not expect that adoption of this standard will have a material impact on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncement

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, or ASU 2020-06, which simplified the accounting for certain financial instruments with characteristics of liabilities and equity, including certain convertible instruments and contracts on an entity’s own equity. Specifically, the new standard removed the separation models required for convertible debt with cash conversion features and convertible instruments with beneficial conversion features. It also removed certain settlement conditions that are currently required for equity contracts to qualify for the derivative scope exception and simplified the diluted earnings per share calculation for convertible instruments. The Company adopted this new standard effective September 1, 2022. The adoption of ASU 2020-06 did not have a material impact on the Company’s condensed financial statements but was applied to the convertible debt agreement discussed in Note 10.

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2022	2021
Laboratory equipment	$13,747	$11,359
Leasehold improvements	3,447	3,433
Office and computer equipment	1,483	381
Furniture and fixtures	1,638	412
Construction-in-progress	5	1,263
Property and equipment	$20,320	$16,848
Less: accumulated depreciation and amortization	(10,220)	(5,083)
Property and equipment, net	$10,100	$11,765

Depreciation and amortization expense for the years ended December 31, 2022 and 2021 was $5.1 million and $3.3 million, respectively.

4. Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, the assets carried at fair value (in thousands):

	Fair value measurements at December 31, 2022 using:
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents – money market funds	$116,946	$-	$-	$116,946
Total financial assets	$116,946	$-	$-	$116,946

	Fair value measurements at December 31, 2021 using:
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents – money market funds	$159,668	$-	$-	$159,668
Total financial assets	$159,668	$-	$-	$159,668

The cash equivalents are comprised of funds held in an exchange traded money market fund and the fair value of the cash equivalents is determined based upon quoted market price for that fund. There were no transfers among Level 1, Level 2, or Level 3 categories in the periods presented.

The carrying value of accounts payable and accrued expenses that are reported on the consolidated balance sheets approximate their fair value due to the short-term nature of these liabilities. The Company entered into new convertible long-term debt in September 2022; given the recent issuance of that debt, the carrying value approximates fair value.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued employee compensation and benefits	$4,357	$2,600
Accrued research and development	1,322	1,902
Accrued consulting and professional services	636	949
Accrued legal services and license fee	92	54
Other	431	1,012
Total accrued expenses and other current liabilities	$6,838	$6,517

6. Stock-Based Compensation

2018 Equity Incentive Plan

On April 20, 2018, the Company adopted the 2018 Stock Plan (the 2018 Plan). The 2018 Plan, as amended, provided for the issuance of up to 2,902,738 shares of common stock to employees, officers, directors, consultants, and advisors in the form of nonqualified and incentive stock options, unvested stock awards, and other stock-based awards.

2021 Equity Incentive Plan

The 2021 Equity Incentive Plan (the 2021 Plan) was approved by the Company’s Board on April 22, 2021 and became effective immediately, although no awards were permitted to be granted under the 2021 Plan until July 15, 2021. The 2021 Plan replaced the 2018 Plan, however, awards outstanding under the 2018 Plan continue to be governed by their existing terms. In addition, shares of common stock subject to awards granted under the 2018 Plan that cease to be subject to such awards by forfeiture or otherwise after the termination of the 2018 Plan will be available for issuance under the 2021 Plan.

There were 3,278,048 shares of common stock initially reserved for issuance under the 2021 Plan and as of December 31, 2022, there were 1,539,040 shares of common stock available for issuance. The number of shares reserved for issuance under the 2021 Plan will be increased automatically on the first business day of each fiscal year, commencing in 2022 and ending in 2031. The aggregate number of common shares that may be issued under the 2021 Plan shall automatically increase by a number equal to the lesser of (a) 4% of the total number of shares of common stock actually issued and outstanding on the last day of the preceding fiscal year or (b) a number of shares common stock determined by the Company’s Board.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the "2021 ESPP") was approved by the Company’s Board on April 22, 2021 and became effective immediately, although no awards were permitted to be granted under the 2021 Plan until July 15, 2021. A total of 254,390 shares of common stock were initially reserved for issuance under the 2021 ESPP. As of December 31, 2022, there were 146,380 shares issued and 347,085 shares of common stock available for issuance under the 2021 ESPP. The number of shares reserved for issuance will automatically be increased on the first business day of each fiscal year, commencing on January 1, 2022 and ending on January 1, 2041. The aggregate number of shares of common stock that may be issued under the 2021 ESPP shall automatically increase by a number equal to the least of (i) one percent (1%) of the total number of shares of common stock actually issued and outstanding on the last day of the preceding fiscal year, or (ii) a number of shares of common stock determined by the Company’s Board.

Stock Compensation

Stock-based compensation expense related to stock options and the stock purchase plan for the years ended December 31, 2022 and 2021 was classified in the consolidated statement of operations as follows (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$1,626	$878
General and administrative	2,925	1,638
Total stock-based compensation expense	$4,551	$2,516

Stock Options

The Company typically grants stock options at exercise prices deemed by the Board to be equal to the fair value of the common stock at the time of grant. In the periods prior to the IPO, the fair value of the common stock was determined by the Board at each measurement date based on a variety of different factors, including the results obtained from independent third-party appraisals, the Company’s financial position and historical financial performance, the status of development of the Company’s programs, the current climate in the marketplace, the illiquid nature of the common stock, the effect of the rights and preferences of the preferred stockholders, and the prospects of a liquidity event, among others. In the periods following the IPO, the fair value is determined based upon the quoted price of the Company’s common stock.

The fair value of stock option grants is estimated using the Black-Scholes option-pricing model. The Company historically has been a private company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. For options with service-based vesting conditions, the expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The weighted-average for each of the assumptions the Company used to determine the grant-date fair value of options granted were as follows:

	Year Ended December 31,
	2022	2021
Risk free interest rate	2.40%	0.79%
Expected term (in years)	6.24	6.05
Expected dividend yield	0%	0%
Expected volatility of underlying common stock	81%	75%

The following table summarizes the stock option activity:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Intrinsic Value (in thousands)
Outstanding January 1, 2022	3,019,476	$6.55	8.61	$2,120
Granted	2,593,585	3.94
Exercised	(55,107)	2.42
Canceled	(327,417)	5.72
Outstanding December 31, 2022	5,230,537	$5.35	8.49	$—
Options vested or expected to vest as of December 31, 2022	5,230,537	$5.35	8.49	$—
Stock options exercisable as of December 31, 2022	1,550,423	$5.56	7.39	$—

Other information related to the option activity for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Weighted-average fair value of options granted	$2.80	$5.74
Intrinsic value of options exercised (in thousands)	$62	$1,174

As of December 31, 2022, the unrecognized compensation cost related to outstanding options was $13.0 million, which is expected to be recognized over a weighted-average period of 2.76 years.

Restricted Common Stock

The Company has granted restricted common stock with service based vesting conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder, except for transfers for estate planning purposes in which the transferee agrees to remain bound by all restrictions set forth in the original common stock purchase agreement. They are legally issued and outstanding but only accounted for as outstanding when vested. These restrictions lapse over the four year vesting term of each award. The purchase price of each share of restricted common stock was $0.001 per share. There were 116,870 shares unvested as of January 1, 2022, all of which vested in 2022, leaving no unvested shares remaining at December 31, 2022.

The aggregate fair value of restricted stock awards that vested during the years ended December 31, 2022 and 2021 was nominal.

7. Income Taxes

During the years ended December 31, 2022 and 2021, the Company did not record an income tax provision due to the losses incurred and a full valuation allowance provided on the net deferred tax assets.

A reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2022	2021
Taxes at U.S. statutory rate	21.0%	21.0%
Changes from statutory rate:
State taxes, net of federal benefit	8.3%	8.3%
Tax credits	5.1%	4.1%
Share-based compensation	-0.9%	-1.0%
Change in valuation allowance	-33.8%	-32.4%
Other	0.3%	0.0%
Effective income tax rate	0.0%	0.0%

Deferred tax assets and liabilities reflect the net tax effects of net operating loss carryovers and temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$23,391	$18,742
Tax credits	10,191	5,319
Deferred revenue	1,332	3,526
Depreciation and amortization	824	411
Amortization	525	571
Stock-based compensation	707	99
Leasehold liability	15,489	1,651
Capitalized R&D costs	14,380	-
Other	1,441	688
Total deferred tax assets	68,280	31,007
Deferred tax liabilities:
Right of use Asset	(16,411)	(1,500)
Valuation allowance	(51,869)	(29,507)
Net deferred tax assets and liabilities	$-	$-

In determining the need for a valuation allowance, the Company has given consideration to its cumulative book income and loss positions. The Company has assessed the available means of recovering deferred tax assets, including the ability to carryback net operating losses, the existence of reversing taxable temporary differences, the availability of tax planning strategies and forecasted future taxable income. As of December 31, 2022, the Company maintains a full valuation allowance against its net deferred tax assets. The valuation allowance increased by $22.4 and $15.8 million during the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, the Company had U.S. federal net operating loss carryforwards of approximately $86.2 million. The U.S. federal net operating losses have an indefinite life carryforward. As of December 31, 2022, the Company had Massachusetts net operating loss carryforwards of approximately $83.5 million that expire at various dates through 2042. As of December 31, 2022, the Company had U.S. R&D federal credit carryforwards of approximately $6.9 million that expire at various dates through 2042. As of December 31, 2022, the Company had U.S. state R&D tax credit carryforwards of approximately $4.2 million that expire at various dates through 2037.

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

The Company accounted for uncertain tax positions using a more likely than not threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors that include, but are not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. The Company evaluates uncertain tax positions on an annual basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. For the years ended December 31, 2022 and 2021, there were no accrued interest or penalties in the consolidated statements of operations.

The Company is subject to taxation for federal and Massachusetts purposes. As of December 31, 2022, the Company is subject to examination by these taxing authorities for all years since inception.

8. Collaboration and License Agreements

Novartis

In March 2020, the Company entered into a Collaboration and License Agreement (the Novartis Agreement) with Novartis Institutes For BioMedical Research, Inc. (Novartis) to collaborate on their research efforts to discover and develop novel TCR-T therapies. At the inception date of the Novartis Agreement, Novartis or its affiliates held an ownership interest of more than 10% in the Company, and at December 31, 2022, Novartis held less than 10% of the common shares outstanding. Under the Novartis Agreement, the Company will identify and characterize TCRs in accordance with a research plan, transfer data arising from the research plan. Novartis will have the option to license and develop TCRs for up to three novel targets identified in performance of the collaboration during the collaboration period of the Novartis Agreement. Novartis will also have rights of first negotiation for certain additional targets and TCRs identified in performance of the collaboration during a defined collaboration period of the Novartis Agreement and for 180 days after such collaboration period ends (which collaboration period is anticipated to end in March 2023). If during such 180-day right of first negotiation period, the Company notifies Novartis of the Company’s intent to grant a third party a license to a target or TCR identified in the collaboration, then Novartis may obtain the exclusive right to negotiate a license to such target or TCR for an additional 270 days by providing the Company with a term sheet to license such target or TCR within 90 days of the Company’s notice of such intent. The Novartis Agreement provides for payments of an upfront fee of $20.0 million, research funding totaling $10.0 million and potential milestone payments contingent on clinical, regulatory and sales success. In addition to payments upon achievement of certain clinical and regulatory milestones, Novartis will pay the Company mid-single to low double-digit royalties on net sales for each product directed to a target licensed by Novartis. After the end of the collaboration period and the expiration of Novartis’ first right of negotiation, the Company is free to develop TCRs against targets not licensed by Novartis.

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

During the years ended December 31, 2022 and 2021, the Company recognized $13.5 million and $9.8 million, respectively of revenue associated with the Novartis Agreement based on performance completed during that period. Additionally, during the years ended December 31, 2022 and 2021, the Company incurred $4.5 million and $3.3 million, respectively of costs associated with the Novartis Agreement that were recorded within research and development expenses in the statements of operations. The research term is anticipated to end during March 2023 and the balance of deferred revenue, which was $3.9 million as of December 31, 2022, is classified as current. As of December 31, 2021, the Company had current and long-term deferred revenue of $11.4 million and $1.5 million, respectively, from the Novartis Agreement.

9. Commitments and Contingencies

Leases

In August 2019, the Company entered a lease for laboratory and office space located at 830 Winter Street Waltham, Massachusetts with a term that expires on September 30, 2024, subject to certain renewal options, which are not deemed highly probable of renewal. The Company provided a letter of credit in the amount of $0.6 million as security for the lease which expires January 31, 2025. The cash securing the letter of credit of $0.6 million is classified as restricted cash on the consolidated balance sheet.

In April 2020, laboratory and office space also located at 830 Winter Street was secured through a sublease that commenced in June 2020. The expected term of the lease upon commencement was through March 2026, however, in October 2022 the lease was terminated.

On November 1, 2021, the Company entered a lease for laboratory and office space located at 880 Winter Street Waltham, Massachusetts with a term that expires on December 31, 2032. This lease commenced when the Company obtained possession of the underlying asset on October 28, 2022 at which time the Company recorded a right-of-use asset of $57.7 million and a corresponding lease liability of $53.5 million, which represents the present value of future payments under the lease. The discount rate used to calculate the net present value of future payments was the Company’s incremental borrowing rate at the Lease Commencement Date, which was 9.9%. At the time of lease commencement, prepaid rent of $4.2 million was reclassed to the right-of-use asset. The Company provided a letter of credit in the amount of $4.4 million as a security for the lease, which renews each calendar year up to but not beyond April 1, 2033. The cash securing the letter of credit of $4.4 million is classified as restricted cash on the consolidated balance sheet. Annual fixed rent payments of $7.6 million will commence on January 1, 2023 through the original term of the lease, subject to annual increases of 3%.

Summary of lease cost

The following table summarizes the presentation in the Company's consolidated balance sheets of its operating leases (in thousands):

	As of December 31,
	2022	2021
Assets:
Operating lease assets	$59,102	$5,491

Liabilities:
Operating lease liabilities, current	3,681	1,651
Operating lease liabilities, net of current portion	53,013	4,392
Total operating lease liabilities	$56,694	$6,043

The following table summarizes the effect of lease costs in the Company's consolidated statement of operations (in thousands):

	Years Ended December 31,
	2022	2021
Operating lease costs	$3,264	$1,939
Short-term lease costs	332	-
Variable lease costs	1,551	1,224
Total lease costs	$5,147	$3,163

During the years ended December 31, 2022 and 2021, the Company made cash payments for operating leases of $2.0 million and $1.9 million, respectively.

As of December 31, 2022, future payments of operating lease liabilities are as follows (in thousands):

As of December 31, 2022
2023	$9,034
2024	8,928
2025	8,067
2026	8,309
2027 and thereafter	55,356
Total future payments of operating lease liabilities	89,694
Less: imputed interest	(33,000)
Present value of operating lease liabilities	$56,694

As of December 31, 2022, the weighted average remaining lease term was 9.7 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 9.8%. As of December 31, 2021 the weighted average remaining lease term was 3.4 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 8.0%.

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

10. Loan and Security Agreement

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

The term loans mature on September 1, 2026 (the Maturity Date), and will be subject to interest only payments for 24 months, which can be extended to 36 months upon achievement of certain financial and clinical milestones, following which the term loans will amortize in equal monthly installments until maturity. The Company has the ability to repay the loan at any time either in cash or in shares, subject to applicable premiums as specified in the Loan Agreement. The term loans will accrue interest at a per annum rate equal to the greater of (i) 8.75% and (ii) the sum of (A) the prime rate (as last quoted in The Wall Street Journal) and (B) 4.75%, subject to a cap of 9.90%. At December 31, 2022 the applicable interest rate is 9.90%.

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

The Company recorded $0.9 million in interest expense for the year ended December 31, 2022. The effective interest rate on the Loan Agreement, including the amortization of the debt discount and issuance costs, and accretion of the Exit Fee, was 13.13% at December 31, 2022.

Future principal payments as of December 31, 2022 are as follows:

2024	$3,427
2025	14,588
2026	11,985
Total principal payments	30,000
Plus: Final payment fee	1,800
Less: unamortized debt discount and final fee	(2,510)
Long-term debt	$29,290

11. Retirement Plan

The Company initiated a defined contribution plan under Section 401(k) of the IRC (the Plan) covering all qualified employees effective January 1, 2019. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. The Company made contributions to the Plan of $0.6 million and $0.4 million for the years ended December 31, 2022 and 2021, respectively.

12. Net Loss Per Share

Net Loss Per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share data):

	Year Ended
	December 31,
	2022	2021
Numerator:
Net loss	$(66,221)	$(48,625)
Denominator:
Weighted-average common shares outstanding, basic and diluted	24,048,267	11,662,672
Net loss per share, basic and diluted	$(2.75)	$(4.17)

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

	December 31,
	2022	2021
Options to purchase common stock	5,230,537	3,019,476
Common stock issuable upon conversion of Loan Agreement	2,116,780	-
Unvested restricted common stock	-	116,870
Total	7,347,317	3,136,346