Form 10-Q
period 2023-03-31
TScan Therapeutics, Inc.
filed 2023-05-10
CIK 1783328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________to_____________________________________________________

Commission File Number:	001-40603

TSCAN THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	82-5282075
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
830 Winter Street, Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

(857) 399-9500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Voting Common Stock, $0.0001 par value per share	TCRX	The Nasdaq Global Market, LLC

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

As of May 5, 2023, the registrant had 19,480,729 shares of voting common stock, $0.0001 par value per share, and 4,745,225 shares of non-voting common stock, $0.0001 par value per share, outstanding.

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
•
Disruptions and instability in the banking industry and other parts of the financial service sector, such as events involving limited liquidity, defaults, non-performance or other adverse events or developments;
•
Liquidity and/or capital resources changes and the impact of any changes or limitations on factors such as (among others) the company’s ability to borrow funds and/or renew or roll over existing indebtedness and access to private capital sources and public capital markets;
•
Financial market volatility and declines in financial market prices of equity securities;
•
Inflation and rising interest rates and resulting impacts financial market prices of debt and equity securities;

1

•
Historical and future operating, financial and investment impacts of inflation, rising interest rates and instability in financial and capital markets;
•
Impacts on customers, distributors, suppliers and others resulting from banking industry disruptions or ongoing or new supply chain and product distribution/logistics issues;
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

2

RISK FACTOR SUMMARY

Our business operations are subject to numerous risks that, if realized, could materially and adversely affect our business, financial condition, results of operations, and future growth prospects. These risks are discussed more fully in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. These risks include, but are not limited to, the following:

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
•
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and its financial condition and results of operations.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TScan Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$95,608	$120,027
Prepaid expenses and other current assets	5,299	4,100
Total current assets	100,907	124,127
Property and equipment, net	9,019	10,100
Right-of-use assets	57,914	59,102
Restricted cash	5,031	5,037
Long-term deposit and other assets	706	725
Total assets	$173,577	$199,091
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,773	$2,912
Accrued expenses and other current liabilities	7,438	6,838
Operating lease liability, current portion	3,836	3,681
Deferred revenue, current portion	-	3,874
Total current liabilities	14,047	17,305
Operating lease liability, net of current portion	51,972	53,013
Long-term debt and accrued interest	29,504	29,290
Other long term liabilities	36	49
Total liabilities	95,559	99,657
Commitments and contingencies (Note 6)
Stockholders' equity:
Voting common stock, $0.0001 par value; 300,000,000 shares authorized; 19,480,729 and 19,082,820 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	2	2
Non-voting common stock, $0.0001 par value; 10,000,000 shares authorized; 4,745,225 and 5,143,134 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	258,957	257,810
Accumulated deficit	(180,942)	(158,379)
Total stockholders' equity	78,018	99,434
Total liabilities and stockholders' equity	$173,577	$199,091

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TScan Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue
Collaboration and license revenue	$6,803	$3,021
Operating expenses:
Research and development	21,779	14,690
General and administrative	7,767	4,494
Total operating expenses	29,546	19,184
Loss from operations	(22,743)	(16,163)
Other (expense) income:
Interest and other income, net	1,136	7
Interest expense	(956)	-
Total other income	180	7
Net loss	$(22,563)	$(16,156)
Net loss per share, basic and diluted	$(0.93)	$(0.67)
Weighted average common shares outstanding—basic and diluted	24,225,954	23,974,642

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TScan Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

					Additional		Total
	Common Stock		Non-voting Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2022	18,764,463	$2	5,143,134	$1	$252,933	$(92,158)	$160,778
Exercise of stock options	35,971	-	-	-	88	-	88
Vesting of restricted common stock	87,651	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	984	-	984
Net loss	-	-	-	-	-	(16,156)	(16,156)
Balances at March 31, 2022	18,888,085	2	5,143,134	1	254,005	(108,314)	145,694
Balances at January 1, 2023	19,082,820	2	5,143,134	1	257,810	(158,379)	99,434
Conversion of non-voting common stock to voting common stock	397,909	-	(397,909)	-	-	-	-
Stock-based compensation expense	-	-	-	-	1,147	-	1,147
Net loss	-	-	-	-	-	(22,563)	(22,563)
Balances at March 31, 2022	19,480,729	$2	4,745,225	$1	$258,957	$(180,942)	$78,018

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TScan Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(22,563)	$(16,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,499	1,195
Non-cash interest expense related to note payable	214	-
Stock-based compensation	1,147	984
Changes in current assets and liabilities:
Prepaid expenses and other assets	(1,180)	(662)
Prepaid rent	-	(1,444)
Right-of-use assets and lease liabilities, net	(62)	(31)
Accounts payable	495	824
Accrued expense and other liabilities	737	(2,796)
Deferred revenue	(3,874)	(2,038)
Net cash used in operating activities	(23,587)	(20,124)
Cash flows from investing activities:
Purchases of property and equipment	(838)	(531)
Net cash used in investing activities	(838)	(531)
Cash flows from financing activities:
Proceeds from exercise of stock options	-	88
Net cash provided by financing activities	-	88
Net decrease in cash, cash equivalents and restricted cash	(24,425)	(20,567)
Cash, cash equivalents, and restricted cash - beginning of period	125,064	166,436
Cash, cash equivalents, and restricted cash - end of period	$100,639	$145,869
Summary of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:
Cash and cash equivalents	95,608	140,838
Restricted cash	5,031	5,031
Total cash, cash equivalents, and restricted cash	$100,639	$145,869
Supplemental disclosure of cash flow information:
Cash paid for interest	$743	$-
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment in accounts payable and accrued liabilities	24	416

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

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP) and applicable rules and regulations of the Securities and Exchange Commission (the SEC) regarding interim financial reporting, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. Management believes that the interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of its operations and cash flows. The condensed consolidated financial statements include the accounts of TScan Therapeutics, Inc. and its subsidiary, TScan Securities Corporation. All intercompany balances and transactions have been eliminated in consolidation. The results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 8, 2023. In the opinion of the Company’s management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included.

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

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from sales of capital stock, payments received under its license and collaboration agreements and issuance of a debt facility to K2 HealthVentures LLC. Since its inception, the Company has incurred recurring losses, including net losses of $22.6 million and $16.2 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the Company had an accumulated deficit of $180.9 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash and cash equivalents as of March 31, 2023 will be sufficient to fund the Company’s operations for at least the next twelve months from the date of the issuance of these financial statements.

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

2. Summary of Significant Accounting Policies

The accounting policies of the Company are set forth in Note 2 to the consolidated financial statements contained in the Company's 2022 Annual Report on Form 10-K, the accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies therein.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. The provisions of ASU 2016-13 modify the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology and require a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. The Company adopted this standard on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on the Company’s condensed financial statements.

3. Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, the assets carried at fair value (in thousands):

	Fair value measurements at March 31, 2023 using
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Government securities	$82,945	$-	$-	$82,945
Money market funds	6,239		-	6,239
Total financial assets	$89,184	$-	$-	$89,184

	Fair value measurements at December 31, 2022 using
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$116,946	$-	$-	$116,946
Total financial assets	$116,946	$-	$-	$116,946

Money market funds and government securities are valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. There were no transfers among Level 1, Level 2, or Level 3 categories in the periods presented.

The carrying value of cash, accounts payable and accrued expenses that are reported on the condensed consolidated balance sheets approximate their fair value due to the short-term nature of these assets and liabilities. The Company entered into new long-term debt in September 2022; given the recent issuance of that debt, the carrying value approximates fair value.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued research and development	$3,582	$1,322
Accrued employee compensation and benefits	2,482	4,357
Accrued consulting and professional services	586	636
Accrued legal services and license fee	353	92
Other	435	431
Total accrued expenses and other current liabilities	$7,438	$6,838

5. Collaboration and License Agreements

Novartis

In March 2020, the Company entered into a Collaboration and License Agreement (the Novartis Agreement) with Novartis Institutes For Biomedical Research, Inc. (Novartis) to collaborate on their research efforts to discover and develop novel TCR-T therapies. At the inception date of the Novartis Agreement, Novartis or its affiliates held an ownership interest of more than 10% in the Company, and at March 31, 2023, Novartis held less than 10% of the common shares outstanding. Under the Novartis Agreement, the Company will identify and characterize TCRs in accordance with a research plan and transfer data arising from the research plan. Novartis will have the option to license and develop TCRs for up to three novel targets identified in performance of the collaboration during the collaboration period of the Novartis Agreement. Novartis will also have rights of first negotiation for certain additional targets and TCRs identified in performance of the collaboration during a defined collaboration period of the Novartis Agreement and for 180 days after such collaboration period ends (which collaboration period ended in March 2023). If during such 180-day right of first negotiation period, the Company notifies Novartis of the Company’s intent to grant a third party a license to a target or TCR identified in the collaboration, then Novartis may obtain the exclusive right to negotiate a license to such target or TCR for an additional 270 days by providing the Company with a term sheet to license such target or TCR within 90 days of the Company’s notice of such intent. The Novartis Agreement provides that the Company will pay an upfront fee of $20.0 million, research funding totaling $10.0 million and potential milestone payments contingent on clinical, regulatory and sales success. In addition to payments upon achievement of certain clinical and regulatory milestones, Novartis will pay the Company mid-single to low double-digit royalties on net sales for each product directed to a target licensed by Novartis. After the end of the collaboration period and the expiration of Novartis’ first right of negotiation, the Company is free to develop TCRs against targets not licensed by Novartis.

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

The Company looked to the promises in the arrangement to determine the method of recognition that best coincided with the pattern of delivery. The Company concluded that the performance of the research services over the expected research term was the predominant promise within the performance obligation. The Company recognized the revenue associated with the performance obligation using the input method, according to the actual costs incurred as a percentage of total expected costs to complete the research services. As costs were incurred, the Company recognized revenue over time.

The Company determined that the $20.0 million upfront payment, together with the $10.0 million of estimated research costs to be reimbursed by Novartis, to be the entirety of the consideration to be included in the transaction price as of the outset of the arrangement. The potential milestone payments that the Company is eligible to receive were excluded from the transaction price, as all milestone amounts were fully constrained based on the assessed probability of achievement. At this time, the Company has recognized all consideration in the contract as the performance obligations were satisfied as of March 31, 2023 and the collaboration period ended. The Company will continue to assess the probability of milestone payments throughout the 180-day right of first negotiation period.

The Company recognized $5.8 million and $3.0 million of revenue associated with the Novartis Agreement based on performance completed during that period for the three months ended March 31, 2023 and 2022, respectively. Additionally, the Company incurred $1.9 million and $1.0 million of costs associated with the Novartis Agreement that were recorded within research and development expenses in the statements of operations for the three months ended March 31, 2023 and 2022, respectively. Finally, as of March 31, 2023, the Company had no deferred revenue as all performance obligations were satisfied.

6. Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating lease agreements. There have been no material changes to the Company's leases during the three months ended March 31, 2023.

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

7. Loan and Security Agreement

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

The Company recorded $1.0 million in interest expense for the three months ended March 31, 2023. The effective interest rate on the Loan Agreement, including the amortization of the debt discount and issuance costs, and accretion of the final payment, was 13.13% at March 31, 2023.

Future principal debt payments of the convertible term loans funded as of March 31, 2023 are as follows:

2024	$3,427
2025	14,588
2026	11,985
Total principal payments	30,000
Plus: Final payment fee	1,800
Less: unamortized debt discount and final fee	(2,296)
Long-term debt	$29,504

8. Net Loss Per Share

Net Loss Per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2023	2022
Numerator:
Net loss	$(22,563)	$(16,156)
Denominator:
Weighted-average common shares outstanding, basic and diluted	24,225,954	23,974,642
Net loss per share, basic and diluted	$(0.93)	$(0.67)

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

	March 31,
	2023	2022
Options to purchase common stock	5,144,308	4,085,851
Common stock issuable upon conversion of Loan Agreement	2,160,918	-
Unvested restricted common stock	-	29,219
Total	7,305,226	4,115,070

8. Subsequent Events

On May 8, 2023, the Company entered into a Collaboration Agreement with Amgen Inc. (the Amgen Agreement) to identify antigens recognized by T cells in patients with Crohn’s disease utilizing the Company’s proprietary target discovery platform, TargetScan. Under the terms of the Agreement, Amgen will then evaluate a variety of modalities to create therapeutics based on targets discovered by TScan and will retain all global development and commercialization rights, as well as an option to expand the collaboration to include target discovery for ulcerative colitis, under certain pre-specified terms. Amgen will make an upfront payment of $30 million to TScan and the Company is eligible to earn success-based milestone payments of over $500 million, based upon the achievement of certain development and commercial milestones, as well as tiered single-digit royalty payments on net sales of products developed from the collaboration, subject to reductions set forth in the Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 8, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” and “Special Note Regarding Forward-Looking Statements” sections of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

In addition, we are developing multiple TCR-T therapy candidates for the treatment of solid tumors. One of the key goals for our solid tumor program is to develop what we refer to as multiplexed TCR-T therapy. We are designing these multiplexed therapies to be a combination of up to three highly active TCRs that are customized for each patient and selected from our bank of therapeutic TCRs, which we refer to as the ImmunoBank. We plan to populate the ImmunoBank with TCRs for multiple targets as well as multiple HLA types for each target, thus helping us to overcome key solid tumor resistance mechanisms of target loss and HLA loss. We are currently advancing six solid tumor programs: TSC-200 (HPV16); TSC-201 (undisclosed target); TSC-202 (undisclosed target); TSC-203 (PRAME); TSC-204 (MAGE-A1); and TSC-205 (undisclosed target). In December 2022, we submitted a primary investigational new drug, or IND, application for T-Plex, enabling customized mixtures of TCR-Ts to be administered to patients based on cancer-targets and associated common HLA types expressed in their tumors, as well as secondary IND applications for two initial TCR-T product candidates: TSC-204-A0201 and TSC-204-C0702. The FDA has cleared our IND applications for T-Plex, TSC-204-A0201, and TSC-204-C0702, allowing us to initiate study start-up activities. We plan to further expand the ImmunoBank by filing INDs for additional TCRs throughout 2023.

Since our inception in 2018, we have devoted our efforts to raising capital, obtaining financing, filing, prosecuting and maintaining intellectual property rights, organizing and staffing our company and incurring research and development costs related to the identification of novel targets for TCRs and development of TCR-T therapies to target and eliminate cancer cells. We do not have any therapies approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from sales of convertible preferred stock, proceeds from the initial public offering ("IPO") completed in July 2021 and revenue received under our collaboration agreement with Novartis Institutes for BioMedical Research, Inc., or Novartis, as well as a debt facility with K2HV. Through December 31, 2022, we have received net proceeds of $159.4 million from sales of our convertible preferred stock. We received $89.6 million in net proceeds (after deducting underwriting discounts, commissions and offering costs), from our IPO. Under the terms of our Collaboration and License Agreement with Novartis, we received a $20.0 million upfront payment and agreed to invest $10.0 million in research costs that was reimbursed by Novartis over the research period of the agreement, which concluded in March 2023. Finally, we received $30.0 million in gross proceeds through the issuance of a debt facility to K2HV under the Loan Agreement.

We have incurred significant operating losses since our inception. We reported net losses of $22.6 million and $16.2 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $180.9 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect that our expenses and capital expenditure requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

We believe that our existing cash and cash equivalents, along with the upfront payment related to the Amgen Agreement, will enable us to fund our operating expenses and capital expenditures into the third quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and capital resources” and “Risk factors—Risks related to our financial position and need for additional capital.”

Results of Operations

Three months ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Revenue
Collaboration and license revenue	$6,803	$3,021	$3,782
Operating expenses:
Research and development	21,779	14,690	7,089
General and administrative	7,767	4,494	3,273
Total operating expenses	29,546	19,184	10,362
Loss from operations	(22,743)	(16,163)	(6,580)
Other income:
Interest and other income, net	1,136	7	1,129
Interest expense	(956)	-	(956)
Total other income	180	7	173
Net loss	$(22,563)	$(16,156)	$(6,407)

Revenue

The increase in revenue was primarily related to the recognition of remaining revenue associated with the Novartis Agreement, which concluded in March 2023. The revenue generated from the Novartis Agreement increased throughout the three months ended March 31, 2023 as a result of the timing of research activities, which includes the identification and characterization of TCRs in accordance with a research plan and transfer of data arising from the research plan.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Laboratory supplies, research materials and studies	$8,593	$7,062	$1,531
Personnel expenses (including stock-based compensation)	6,076	4,555	1,521
Facility-related and other	5,242	2,628	2,614
Clinical studies	1,868	445	1,423
Total research and development expenses	$21,779	$14,690	$7,089

The increase in research and development expenses was primarily attributable to an increase of $2.6 million in facility-related expenses due to the expansion of leased facilities, including commencement of a new lease in the fourth quarter of 2022, as well as increased depreciation related to purchases of laboratory equipment. These expansionary activities are driven by the expansion of facilities and equipment for in-house CMC as clinical and preclinical activities ramp up. There was a $1.5 million increase in personnel expenses, driven by expansion of the in-house chemistry, manufacturing, and controls ("CMC"), clinical, and preclinical departments. There was a $1.5 million increase in clinical studies expense related to Phase 1 study start-up activities and initial enrollment for TSC-100 and TSC-101 as well as Phase 1 study start-up activities for the solid tumor clinical trial.

General and Administrative Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Personnel expenses (including stock-based compensation)	$3,939	$2,451	$1,488
Facility-related and other	2,238	1,054	1,184
Legal and professional fees	1,590	989	601
Total general and administrative expenses	$7,767	$4,494	$3,273

The increase in general and administrative expenses was primarily attributable to a $1.5 million increase in personnel expenses. In addition, there was an increase of $1.2 million primarily related to increased costs for depreciation expense and facilities-related costs.

Liquidity and Capital Resources

Sources of Liquidity

We have not generated any revenue from product sales and have incurred net losses and negative cash flows from our operations. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Under the terms of the Novartis Agreement, we received an upfront payment of $20 million. Additionally, Novartis reimbursed us for $10 million in costs incurred to perform the research and development activities.

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

To date, we have funded our operations primarily with proceeds from sales of equity securities, including the proceeds from the sale of common stock in our IPO in July 2021, and a convertible debt facility.

As of March 31, 2023, we had cash and cash equivalents of $95.6 million, excluding restricted cash of $5.0 million.

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

We believe that our existing cash and cash equivalents, along with the upfront payment related to the Amgen Agreement, will enable us to fund our planned operating expenses and capital expenditure requirements into the third quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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
•
adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and its financial condition and results of operations;
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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Net cash used in operating activities	$(23,587)	$(20,124)	$(3,463)
Net cash used in investing activities	(838)	(531)	(307)
Net cash provided by financing activities	-	88	(88)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(24,425)	$(20,567)	$(3,858)

Operating Activities

During the three months ended March 31, 2023, operating activities used $23.6 million of cash, primarily driven by:

•
our net loss of $22.6 million; and
•
a decrease in deferred revenue of $3.9 million, due to recognition of revenue related to the Novartis collaboration.

These were partially offset by:

•
non-cash charges of $2.9 million related to depreciation expense, stock-based compensation, and non-cash interest expense related to note payable.

During the three months ended March 31, 2022, operating activities used $20.1 million of cash, primarily driven by:

•
our net loss of $16.2 million;
•
a decrease in accrued expense and other liabilities of $2.8 million;
•
a decrease in deferred revenue of $2.0 million, due to recognition of revenue related to the Novartis collaboration, and;
•
an increase in prepaid expenses and other assets, including rent, of $2.1 million.

These were partially offset by:

•
non-cash charges of $2.2 million related to depreciation expense and stock-based compensation.

Investing Activities

During the three months ended March 31, 2023 and 2022, net cash used in investing activities was $0.8 million and $0.5 million, respectively, related to the purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2023, net cash provided by financing activities was $0.0 million.

During the three months ended March 31, 2022, net cash provided by financing activities was $0.1 million, consisting primarily of proceeds from the exercise of stock options.

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

There have been no material changes to our critical accounting policies and estimates from those disclosed in our financial statements and the related notes and other financial information included in our Annual Report on Form 10-K filed with the SEC on March 8, 2023.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Principal Executive Officer and Principal Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors denoted with a "*", if any, are newly added or have been materially updated from our Annual Report on Form 10-K for the year ended December 31, 2022.

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

We have incurred significant net losses in each period since our inception in April 2018. For the three months ended March 31, 2023 and the years ended December 31, 2022 and 2021, we reported net losses of $22.6 million, $66.2 million and $48.6 million, respectively. As of March 31, 2023, we had an accumulated deficit of $180.9 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

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

As of March 31, 2023, we had $95.6 million in cash and cash equivalents. Based on our current operating plan, we believe that our existing cash and cash equivalents, along with the upfront payment related to the Amgen Agreement, will be sufficient to fund our operating expenses and capital expenditure requirements into the third quarter of 2024. Accordingly, our existing cash and cash equivalents will not be sufficient for us to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources. We may also need to raise additional funds sooner if we choose to pursue additional indications for our product candidates or otherwise expand more rapidly than we presently anticipate.

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

*Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and its financial condition and results of operations

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC stated all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Although we are not a borrower or party to any such instruments with SVB, Signature or any other financial institution currently in receivership, if any of our lenders or counterparties to any such instruments, including PacWest or its affiliates, were to be placed into receivership, we may be unable to access such funds. In addition, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:

•
delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
•
loss of access to revolving existing credit facilities or other working capital sources and/or the inability to refund, roll over or extend the maturity of, or enter into new credit facilities or other working capital resources;
•
potential or actual breach of contractual obligations that require us to maintain letters or credit or other credit support arrangements;
•
potential or actual breach of financial covenants in our credit agreements or credit arrangements;
•
potential or actual cross-defaults in other credit agreements, credit arrangements or operating or financing agreements; or
•
termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our customers or suppliers, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a customer may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy, or a supplier may determine that it will no longer deal with us as a customer. In addition, a customer or supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on us, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. Any customer or supplier bankruptcy or insolvency, or the failure of any customer to make payments when due, or any breach or default by a customer or supplier, or the loss of any significant supplier relationships, could result in material losses to us and may material adverse impacts on our business.

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

We are currently advancing multiple TCRs for six solid tumor targets: HPV16 E7 (TSC-200), PRAME (TSC-203), MAGE-A1 (TSC-204), and the undisclosed targets of TSC-201, TSC-202 and TSC-205. TSC-204-C0702 is an HLA-C*07:02-restricted TCR for MAGE-A1 entering Phase 1 development; TSC-204-A0201 is an HLA-A*02:01-restricted TCR for MAGE-A1 entering Phase 1 development; TSC-200-A0201 is an HLA-A*02:01-restricted TCR for HPV16 E7 in IND-enabling activities; TSC-203-A0201 is an HLA-A*02:01-restricted TCR for PRAME in IND-enabling activities; TSC-201-B0702 is an HLA-B*07:02-restricted TCR for an undisclosed target in lead optimization; and TSC-202-A0201 and TSC-205-A0201 are HLA-A*02:01-restricted TCRs for undisclosed targets in discovery. We expect to submit IND applications for additional TCRs in our solid tumor program throughout 2023. However, we may not be able to file such INDs on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs.

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

Specifically, by genetically engineering T-cell therapies, we face significant competition in the TCR space from many companies. For additional information regarding our competition, see “Item 1. Business – Competition” in our Annual Report on Form 10-K. Even if we obtain regulatory approval of our product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances. Moreover, the development and manufacturing costs associated with engineered T-cell therapies may make it difficult to compete with alternative products that may be simpler and cheaper to develop and manufacture.

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

Our revenue prospects could be affected by changes in healthcare spending and policy in the United States and abroad. We operate in a highly regulated industry and new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could negatively impact our business, operations and financial condition. For more information, please see “Item 1. Business – Government Regulation – Healthcare Legislative Reform” in our Annual Report on Form 10-K.

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

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to: comply with the regulations of the FDA and other similar foreign regulatory authorities, provide true, complete and accurate information to the FDA and other similar foreign regulatory authorities, comply with manufacturing standards we have established, comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws and regulations will increase significantly, and our costs associated with compliance with such laws and regulations are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. For more information, please see “Item 1. Business – Government Regulation – Anti-Kickback and False Claims Laws and Other Regulatory Matters” in our Annual Report on Form 10-K.

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

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product candidate in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues, if any, we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval. For more information, please see “Item 1. Business – Government Regulation – Coverage and Reimbursement” in our Annual Report on Form 10-K.

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

In addition to the protection afforded by any patent rights we may obtain, we seek to rely on trade secret protection, confidentiality agreements, and license agreements to protect our proprietary know-how, information, technology and other proprietary information that is not patentable, processes for which patents are difficult to enforce and any other elements of our product discovery and development processes that involve proprietary know-how, information, or technology that we have not sought to protect through patent applications. For example, significant elements of our product candidates, including aspects of sample preparation, methods of manufacturing, cell culturing conditions, computational-biological algorithms, and related processes and software, are based on unpatented trade secrets that are not publicly disclosed. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements generally provide that all confidential information concerning our business or financial affairs developed or made known to the individual or entity during the course of the party’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual, and which are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property. In addition, we take other appropriate precautions, such as physical and technological security measures, to guard against misappropriation of our proprietary technology by third parties. Despite these measures, we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. Courts outside the United States are sometimes less willing to protect trade secrets. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we choose to go to court to stop a third party from using any of our trade secrets, we may incur substantial costs. These lawsuits may consume our time and other resources even if we are successful. If we are unable to prevent unauthorized disclosure of our material intellectual property to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results and financial condition. For more information, see “Risk Factors – Risks Related to Our Intellectual Property – “We have limited foreign intellectual property rights and may not be able to protect our intellectual property rights throughout the world.”’

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

Our collaboration agreements may grant our collaborators exclusive rights under certain of our intellectual property, and may therefore preclude us from entering into collaborations with others relating to the same or similar compounds, therapeutic targets, indications or diseases. As of March 31, 2023, our existing Collaboration and License Agreement with Novartis Institutes for BioMedical Research, Inc. (Novartis) has concluded. If a collaboration agreement is terminated, in whole or in part, we may be unable to continue the development and commercialization of the applicable product candidates, and even if we are able to do so, such efforts may be delayed and result in additional costs.

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

As of May 5, 2023, we had 136 full-time employees and 2 part-time employees. As our development and commercialization plans and strategies develop, and as we continue operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as one or more shareholders or groups of shareholders who own at least 5 percent of the corporation’s equity increasing their equity ownership in the aggregate by a greater than 50 percentage point change (by value) over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income may be limited. As a result of our initial public offering, our most recent private placements and other transactions that have occurred over the past three years, we may have experienced, such an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2022, we had U.S. federal net operating loss carryforwards of $86.3 million and U.S. federal research and development tax credit carryforwards of $6.9 million that expire through 2042 and which could be limited if we experience an “ownership change.” Under the current law, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 will not be subject to expiration. However, any such net operating loss carryforwards may only offset 80% of our annual taxable income in taxable years beginning after December 31, 2020. State net operating loss carryforwards and other tax attributes may be similarly limited. Any such limitations may result in increased tax liabilities that could adversely affect our business, results of operations, financial position and cash flows.

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

As of May 5, 2023, our executive officers, directors, and entities affiliated with such persons beneficially owned, in the aggregate, approximately 24% of our outstanding voting stock and approximately 37% of our outstanding common stock. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders, oppose them. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you or other stockholders may feel are in your or their best interest as one of our stockholders. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

TScan Therapeutics, Inc.

Date: May 10, 2023	By:	/s/ Gavin MacBeath
Gavin MacBeath
Acting Chief Executive Officer, Chief Scientific and Operating Officer (Principal Executive Officer)

Date: May 10, 2023	By:	/s/ Brian Silver
Brian Silver
Chief Financial Officer (Principal Financial and Accounting Officer)