Form 10-Q
period 2023-06-30
TScan Therapeutics, Inc.
filed 2023-08-10
CIK 1783328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________to_____________________________________________________

Commission File Number:	001-40603

TSCAN THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	82-5282075
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
830 Winter Street, Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

(857) 399-9500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Voting Common Stock, $0.0001 par value per share	TCRX	The Nasdaq Global Market, LLC

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

As of August 4, 2023, the registrant had 43,542,178 shares of voting common stock, $0.0001 par value per share, and 4,276,588 shares of non-voting common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Quarterly Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended(Exchange Act) that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report are forward-looking statements.

In some cases, you can identify forward-looking statements by words such as “may,” “can,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “seek,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “possible” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

•
the beneficial characteristics, safety, efficacy, therapeutic effects and potential advantages of our T cell receptor-engineered T cell (TCR-T), therapy candidates;
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
•
the effects of health epidemics, including the continuing effects of the COVID-19 pandemic, in regions where we, our partners, or other third parties on which we rely, on any of the foregoing or other aspects of our business or operations;
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
•
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
•
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
•
We are early in our development efforts. If we are unable to advance our product candidates through clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
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
•
Our business could be adversely affected by the effects of health epidemics, including any continuing effects of the COVID-19 pandemic, in regions where we, our partners or other third parties on which we rely have significant manufacturing facilities, concentrations of potential clinical trial sites or other business operations.
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
•
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TScan Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$208,842	$120,027
Accounts receivable	31,926	-
Prepaid expenses and other current assets	1,450	4,100
Total current assets	242,218	124,127
Property and equipment, net	8,206	10,100
Right-of-use assets	59,821	59,102
Restricted cash	5,031	5,037
Long-term deposit and other assets	1,647	725
Total assets	$316,923	$199,091
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,394	$2,912
Accrued expenses and other current liabilities	8,304	6,838
Operating lease liability, current portion	4,209	3,681
Deferred revenue, current portion	19,211	3,874
Total current liabilities	35,118	17,305
Deferred revenue, net of current portion	7,644	-
Operating lease liability, net of current portion	53,808	53,013
Long-term debt and accrued interest	29,722	29,290
Other long term liabilities	24	49
Total liabilities	126,316	99,657
Commitments and contingencies (Note 7)
Stockholders' equity:
Voting common stock, $0.0001 par value; 300,000,000 shares authorized; 43,542,178 and 19,082,820 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	4	2
Non-voting common stock, $0.0001 par value; 10,000,000 shares authorized; 4,276,588 and 5,143,134 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	395,589	257,810
Accumulated deficit	(204,987)	(158,379)
Total stockholders' equity	190,607	99,434
Total liabilities and stockholders' equity	$316,923	$199,091

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TScan Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Collaboration and license revenue	$3,148	$4,056	$9,951	$7,077
Operating expenses:
Research and development	21,227	14,494	43,006	29,184
General and administrative	6,531	4,808	14,298	9,302
Total operating expenses	27,758	19,302	57,304	38,486
Loss from operations	(24,610)	(15,246)	(47,353)	(31,409)
Other (expense) income:
Interest and other income, net	1,534	149	2,670	156
Interest expense	(969)	-	(1,925)	-
Total other income	565	149	745	156
Net loss	$(24,045)	$(15,097)	$(46,608)	$(31,253)
Net loss per share, basic and diluted	$(0.51)	$(0.63)	$(1.30)	$(1.30)
Weighted average common shares outstanding—basic and diluted	47,208,664	24,063,677	35,717,309	24,019,406

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TScan Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

					Additional		Total
	Common Stock		Non-voting Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at March 31, 2022	18,888,085	$2	5,143,134	$1	$254,005	$(108,314)	$145,694
Exercise of stock options	12,530	-	-	-	31	-	31
Vesting of restricted common stock	29,219	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	1,024	-	1,024
Net loss	-	-	-	-	-	(15,097)	(15,097)
Balances at June 30, 2022	18,929,834	$2	5,143,134	$1	$255,060	$(123,411)	$131,652
Balances at March 31, 2023	19,480,729	$2	4,745,225	$1	$258,957	$(180,942)	$78,018
Exercise of stock options	305,678	-	-	-	682	-	682
Issuance of common stock, net of offering costs	23,287,134	2	-	-	42,412	-	42,414
Issuance of pre-funded warrants, net of offering costs	-	-	-	-	92,318	-	92,318
Conversion of non-voting common stock to voting common stock	468,637	-	(468,637)	-	-	-	-
Stock-based compensation expense	-	-	-	-	1,220	-	1,220
Net loss	-	-	-	-	-	(24,045)	(24,045)
Balances at June 30, 2023	43,542,178	$4	4,276,588	$1	$395,589	$(204,987)	$190,607

					Additional		Total
	Common Stock		Non-voting Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2022	18,764,463	$2	5,143,134	$1	$252,933	$(92,158)	$160,778
Exercise of stock options	48,501	-	-	-	119	-	119
Vesting of restricted common stock	116,870	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	2,008	-	2,008
Net loss	-	-	-	-	-	(31,253)	(31,253)
Balances at June 30, 2022	18,929,834	2	5,143,134	1	255,060	(123,411)	131,652
Balances at January 1, 2023	19,082,820	2	5,143,134	1	257,810	(158,379)	99,434
Exercise of stock options	305,678	-	-	-	682	-	682
Issuance of common stock, net of offering costs	23,287,134	2	-	-	42,412	-	42,414
Issuance of pre-funded warrants, net of offering costs	-	-	-	-	92,318	-	92,318
Conversion of non-voting common stock to voting common stock	866,546	-	(866,546)	-	-	-	-
Stock-based compensation expense	-	-	-	-	2,367	-	2,367
Net loss	-	-	-	-	-	(46,608)	(46,608)
Balances at June 30, 2023	43,542,178	$4	4,276,588	$1	$395,589	$(204,987)	$190,607

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TScan Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(46,608)	$(31,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,795	2,402
Non-cash interest expense related to note payable	432	-
Stock-based compensation	2,367	2,008
Changes in current assets and liabilities:
Accounts receivable	(31,926)	-
Prepaid expenses and other assets	1,728	492
Prepaid rent	-	(1,388)
Right-of-use assets and lease liabilities, net	240	(60)
Accounts payable	862	1,232
Accrued expense and other liabilities	1,520	(2,187)
Deferred revenue	22,981	(4,737)
Net cash used in operating activities	(45,609)	(33,491)
Cash flows from investing activities:
Purchases of property and equipment	(1,258)	(2,424)
Net cash used in investing activities	(1,258)	(2,424)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	42,600	-
Proceeds from issuance of pre-funded warrants, net of offering costs	92,394	-
Proceeds from exercise of stock options	682	119
Net cash provided by financing activities	135,676	119
Net increase (decrease) in cash, cash equivalents and restricted cash	88,809	(35,796)
Cash, cash equivalents, and restricted cash - beginning of period	125,064	166,436
Cash, cash equivalents, and restricted cash - end of period	$213,873	$130,640
Summary of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:
Cash and cash equivalents	208,842	125,603
Restricted cash	5,031	5,037
Total cash, cash equivalents, and restricted cash	$213,873	$130,640
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,502	$-
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment in accounts payable and accrued liabilities	87	213
Issuance costs included in accounts payable and accrued liabilities	262	-

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

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP) and applicable rules and regulations of the Securities and Exchange Commission (the SEC) regarding interim financial reporting, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. Management believes that the interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of its operations and cash flows. The condensed consolidated financial statements include the accounts of TScan Therapeutics, Inc. and its subsidiary, TScan Securities Corporation. All intercompany balances and transactions have been eliminated in consolidation. The results for the three and six months ended June 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 8, 2023. In the opinion of the Company’s management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included.

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

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from sales of capital stock, payments received under its license and collaboration agreements and issuance of a debt facility to K2 HealthVentures LLC. Since its inception, the Company has incurred recurring losses, including net losses of $46.6 million and $31.3 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the Company had an accumulated deficit of $205.0 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash and cash equivalents as of June 30, 2023 will be sufficient to fund the Company’s operations for at least the next twelve months from the date of the issuance of these financial statements.

Emerging Growth Company Status

The Company qualifies as “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act) and has elected to “opt in” to the extended transition related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public and nonpublic companies, the Company will adopt the new or revised standard at the time nonpublic companies adopt the new or revised standard and will do so until such time that the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company. The Company may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for nonpublic companies.

2. Summary of Significant Accounting Policies

The accounting policies of the Company are set forth in Note 2 to the consolidated financial statements contained in the Company's 2022 Annual Report on Form 10-K, the accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies therein.

3. Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, the assets carried at fair value (in thousands):

	Fair value measurements at June 30, 2023 using
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Government securities	$180,095	$-	$-	$180,095
Money market funds	1,556		-	1,556
Total financial assets	$181,651	$-	$-	$181,651

	Fair value measurements at December 31, 2022 using
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$116,946	$-	$-	$116,946
Total financial assets	$116,946	$-	$-	$116,946

Money market funds and government securities are valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. There were no transfers among Level 1, Level 2, or Level 3 categories in the periods presented.

The carrying value of cash, accounts payable and accrued expenses that are reported on the condensed consolidated balance sheets approximate their fair value due to the short-term nature of these assets and liabilities. The Company entered into long-term debt in September 2022; given the recent issuance of that debt, the carrying value approximates fair value.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued research and development	$3,090	$1,322
Accrued employee compensation and benefits	3,227	4,357
Accrued consulting and professional services	713	636
Accrued legal services and license fee	847	92
Other	427	431
Total accrued expenses and other current liabilities	$8,304	$6,838

5. Stockholders' Equity

ATM Program

On May 16, 2023 the Company entered into a sales agreement (the Sales Agreement) with Wedbush Securities, Inc. (Wedbush), as sales agent, pursuant to which the Company could offer, issue and sell up to an aggregate amount of $75.0 million of shares of the Company's voting common stock, par value $0.0001 per share (Voting Common Stock), from time to time in “at-the-market” (ATM) offerings during the term of the Sales Agreement under a registration statement on Form S-3 (File No. 333-268260) filed with the SEC, which was declared effective on May 16, 2023. No common stock has been sold under this Sales Agreement to date.

Equity Offering

On June 1, 2023, the Company completed an underwritten public offering of (a) 23,287,134 shares of the Company's Voting Common Stock , at a price of $2.00 per share, and (b) pre-funded warrants to purchase up to 47,010,526 shares of the Voting Common Stock, at a price of $1.9999 per warrant with an exercise price of $0.0001 per share (the Pre-Funded Warrants). The Company received aggregate net proceeds of approximately $134.7 million after deducting underwriting discounts, commissions and other offering expenses, with $42.4 million allocated to common stock and $92.3 million allocated to pre-funded warrants.

The Pre-Funded Warrants are immediately exercisable subject to certain ownership limitations, have an exercise price of $0.0001 per share, may be exercised at any time, and do not expire. The Pre-Funded Warrants were determined to be equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of common shares upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, the Pre-Funded Warrants do not provide any guarantee of value or return. As such, proceeds received from the issuance from the Pre-Funded Warrants were recorded as a component of stockholders’ equity within additional paid-in capital. As of June 30, 2023, no Pre-Funded Warrants have been exercised.

6. Collaboration and License Agreements

Amgen

On May 8, 2023, the Company entered into a Collaboration Agreement with Amgen Inc. (the Amgen Agreement) to identify antigens recognized by T cells in patients with Crohn’s disease in accordance with a research plan. Under the terms of the Agreement, Amgen will retain all global development and commercialization rights, as well as an option to expand the collaboration to include target discovery for ulcerative colitis, under certain pre-specified terms. The proceeds from the Amgen Agreements includes an upfront payment of $30.0 million, which was collected in July 2023. In addition, the Company is eligible to earn success-based milestone payments of over $500 million, based upon the achievement of certain clinical development and commercial milestones, as well as tiered single-digit royalty payments on net sales of products developed from the collaboration, subject to reductions set forth in the Amgen Agreement.

The Company concluded that Amgen meets the definition of a customer, as the Company is delivering research and development activities and a license of intellectual property. The Company identified performance obligations for research and development activities, the license, data reporting and participation in joint steering and research committees, which were determined to be a single combined performance obligation due to the services and licenses being highly interrelated.

For a certain time period during the term of the Amgen Agreement, Amgen has an option to add targets to the collaboration for payments specified in the agreement. Pursuant to the Amgen Agreement, the option for Amgen to select additional targets and to license, develop, and commercialize targets is not a performance obligation at the outset as these are customer options that do not represent material rights.

The Company looked to the promises in the arrangement to determine the method of recognition that best depicted the transfer of the services and the satisfaction of the combined performance obligations. The Company concluded that the performance of the research services over the expected research term was the predominant promise within the performance obligation. The Company will recognize the revenue associated with the performance obligation using an input method. The method of measuring progress towards delivery of the services incorporates actual internal and external costs incurred, relative to total internal and external costs expected to be incurred to satisfy the performance obligation. Changes in estimates of total internal and external costs expected to be incurred are recognized in the period of change as a cumulative catch-up adjustment. As costs are incurred, the Company will recognized revenue over time. At this time, it is estimated that the research term will be approximately 3 years.

The Company determined the $30.0 million upfront payment to be the entirety of the consideration to be included in the transaction price as of the onset of the arrangement. The option to add additional targets was not included in the transaction price as they were assessed to be improbable at this time. The potential milestone and royalty payments that the Company is eligible to receive were also excluded from the transaction price, as all milestone and royalty amounts were fully constrained based on the assessed probability of achievement. The Company will continue to assess the probability of the option to add additional targets and the probability of milestone achievement throughout the research term and will adjust the consideration in the contract accordingly.

The $30.0 million up-front payment was invoiced in June 2023 and was fully collected in July 2023. For the three and six months ended June 30, 2023 the Company recognized $3.1 million of revenue associated with the Amgen Agreement. As of June 30, 2023, the Company recorded $26.9 million of deferred revenue, of which $7.6 million is classified as long-term.

7. Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating lease agreements. There have been no material changes to the Company's leases during the period ended June 30, 2023.

Brigham and Women’s License Agreement

The Company obtained the worldwide exclusive license to its foundational technology from The Brigham and Women’s Hospital, Inc. (BWH). The license, as amended, grants worldwide exclusive use to the patent underlying the TargetScan technology in exchange for fees including development milestones and various royalties on product sales should they occur in the future.

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

8. Loan and Security Agreement

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

Future principal debt payments of the convertible term loans funded as of June 30, 2023 are as follows:

2024	$3,427
2025	14,588
2026	11,985
Total principal payments	30,000
Plus: Final payment fee	1,800
Less: unamortized debt discount and final fee	(2,078)
Long-term debt	$29,722

9. Net Loss Per Share

Net Loss Per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(24,045)	$(15,097)	$(46,608)	$(31,253)
Denominator:
Weighted-average common shares outstanding, basic and diluted	47,208,664	24,063,677	35,717,309	24,019,406
Net loss per share, basic and diluted	$(0.51)	$(0.63)	$(1.30)	$(1.30)

The 47,010,526 shares of the Company's common stock issuable upon exercise of the Pre-Funded Warrants described in Note 5 are included as outstanding common stock in the calculation of basic and diluted net loss per share.

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

	June 30,
	2023	2022
Options to purchase common stock	11,718,296	4,193,025
Common stock issuable upon conversion of Loan Agreement	4,829,957	-
Total	16,548,253	4,193,025

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, (Quarterly Report) and our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 8, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” and “Special Note Regarding Forward-Looking Statements” sections of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biopharmaceutical company focused on developing a robust pipeline of T cell receptor-engineered T cell (TCR-T) therapies for the treatment of patients with cancer. Our approach is based on the central premise that we can learn from patients who are winning their fight against cancer in order to treat those who are not. We are continuing to build our ImmunoBank, a repository of therapeutic T cell receptors (TCRs) that recognize diverse targets and are associated with multiple human leukocyte antigen (HLA) types to provide customized multiplexed TCR-T therapy candidates for patients with a variety of solid tumors. We are building our ImmunoBank using our proprietary platform technologies. Using TargetScan, we analyze the T cells of cancer patients with exceptional responses to immunotherapy to discover how the immune system naturally recognizes and eliminates tumor cells in these patients. This allows us to precisely identify the targets of TCRs that are driving these exceptional responses. We aim to use these anti-cancer TCRs to treat patients with cancer by genetically engineering their own T cells to recognize and eliminate their cancer. In addition to discovering TCR-T therapies against novel targets, we are using our ReceptorScan technology to further diversify our portfolio of therapeutic TCRs with TCR-T therapies against known targets. We reduce the risk and enhance the safety profile of these therapeutic TCRs by screening them using SafetyScan to identify potential off-targets of a TCR and eliminate those TCR candidates that cross-react with proteins expressed at high levels in critical organs.

We are advancing a robust pipeline of TCR-T therapy candidates for the treatment of patients with hematologic malignancies and solid tumors. Our lead product candidates, TSC-100 and TSC-101, are in development for the treatment of patients with hematologic malignancies to eliminate residual leukemia and prevent relapse following hematopoietic cell transplantation (HCT). TSC-100 and TSC-101 target HA-1 and HA-2 antigens, respectively, which are well-recognized TCR targets that were identified in patients with exceptional responses to HCT-associated immunotherapy. We have initiated a multi-arm Phase 1 clinical study of TSC-100 and TSC-101 with several clinical sites activated, with planned additional sites to be added in 2023.

In addition, we are developing multiple TCR-T therapy candidates for the treatment of solid tumors. One of the key goals for our solid tumor program is to develop what we refer to as multiplexed TCR-T therapy. We are designing these multiplexed therapies to be a combination of up to three highly active TCRs that are customized for each patient and selected from our bank of therapeutic TCRs, which we refer to as the ImmunoBank. We plan to populate the ImmunoBank with TCRs for multiple targets as well as multiple HLA types for each target, thus helping us to overcome key solid tumor resistance mechanisms of target loss and HLA loss. We are currently advancing six solid tumor programs: TSC-200 (HPV16); TSC-201 (undisclosed target); TSC-202 (undisclosed target); TSC-203 (PRAME); TSC-204 (MAGE-A1); and TSC-205 (undisclosed target). We submitted a primary investigational new drug application (IND) for T-Plex, enabling customized mixtures of TCR-Ts to be administered to patients based on cancer-targets and associated common HLA types expressed in their tumors. We have also submitted secondary IND applications for three TCR-T product candidates: TSC-204-A0201, TSC-204-C0702, and TSC-200-A0201. The United States Food and Drug Administration (FDA) has cleared our INDs for T-Plex, TSC-204-A0201, TSC-204-C0702, and TSC-200-A0201 allowing us to initiate study start-up activities. We plan to further expand the ImmunoBank by filing INDs for additional TCRs in the second half of 2023.

Since our inception in 2018, we have devoted our efforts to raising capital, obtaining financing, filing, prosecuting and maintaining intellectual property rights, organizing and staffing our Company and incurring research and development costs related to the identification of novel targets for TCRs and development of TCR-T therapies to target and eliminate cancer cells. We do not have any therapies approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from sales of capital stock, revenue received under our collaboration agreements, as well as a debt facility with K2HV.

We have incurred significant operating losses since our inception. We reported net losses of $46.6 million and $31.3 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $205.0 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect that our expenses and capital expenditure requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•
continue our research and development efforts to identify and develop product candidates and submit INDs for such product candidates;
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

We believe that our existing cash and cash equivalents, along with the $30 million upfront fee received from Amgen in July 2023, will enable us to fund our operating expenses and capital expenditures into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and capital resources” and “Risk factors—Risks related to our financial position and need for additional capital.”

Results of Operations

Three months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022	Change
Revenue
Collaboration and license revenue	$3,148	$4,056	$(908)
Operating expenses:
Research and development	21,227	14,494	6,733
General and administrative	6,531	4,808	1,723
Total operating expenses	27,758	19,302	8,456
Loss from operations	(24,610)	(15,246)	(9,364)
Other income:
Interest and other income, net	1,534	149	1,385
Interest expense	(969)	-	(969)
Total other income	565	149	416
Net loss	$(24,045)	$(15,097)	$(8,948)

Revenue

The revenue recognized during the three months ended June 30, 2023 was driven by recognition of revenue associated with the Amgen Agreement, which commenced in May 2023. The revenue recognized during the three months ended June 30, 2022 was driven by recognition of revenue associated with the Novartis Agreement, which concluded in March 2023. We expect revenue from the Amgen Agreement to result in increased revenues for the remainder of 2023.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022	Change
Laboratory supplies, research materials and studies	$7,567	$6,695	$872
Personnel expenses (including stock-based compensation)	6,086	4,734	1,352
Facility-related and other	4,761	2,537	2,224
Clinical studies	2,813	528	2,285
Total research and development expenses	$21,227	$14,494	$6,733

The increase in research and development expenses was primarily attributable to an increase of $2.3 million in clinical studies expense related to Phase 1 study start-up activities and initial enrollment for TSC-100 and TSC-101 as well as Phase 1 study start-up activities for the solid tumor clinical trial. There was a $2.2 million increase in facility-related expenses due to higher lease costs, including the commencement of a new lease in the fourth quarter of 2022, as well as increased depreciation related to purchases of laboratory equipment. The increased facilities costs are driven by the expansion of in-house chemistry, manufacturing, and controls (CMC) labs and equipment as clinical activities ramp up. There was a $1.4 million increase in personnel expenses, driven by expansion of the in-house CMC, clinical, and preclinical departments. There was a $0.9 million increase in laboratory supplies, research materials and studies related to license fees.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022	Change
Personnel expenses (including stock-based compensation)	$2,554	$2,815	$(261)
Facility-related and other	1,956	1,210	746
Legal and professional fees	2,021	783	1,238
Total general and administrative expenses	$6,531	$4,808	$1,723

The increase in general and administrative expenses was primarily attributable to a $1.2 million increase in legal and professional fees related to increased legal expense for transactions entered into during the second quarter of 2023. In addition, there was an increase of $0.7 million primarily related to increased costs for depreciation expense and facilities-related costs.

Six months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Revenue
Collaboration and license revenue	$9,951	$7,077	$2,874
Operating expenses:
Research and development	43,006	29,184	13,822
General and administrative	14,298	9,302	4,996
Total operating expenses	57,304	38,486	18,818
Loss from operations	(47,353)	(31,409)	(15,944)
Other income:
Interest and other income, net	2,670	156	2,514
Interest expense	(1,925)	-	(1,925)
Total other income	745	156	589
Net loss	$(46,608)	$(31,253)	$(15,355)

Revenue

The increase in revenue was primarily related to the recognition of remaining revenue associated with the Novartis Agreement, which concluded in March 2023, and the recognition of revenue associated with the Amgen Agreement, which commenced in May 2023. We expect revenue from the Amgen Agreement to result in increased revenues for the remainder of 2023.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Laboratory supplies, research materials and studies	$16,159	$13,757	$2,402
Personnel expenses (including stock-based compensation)	12,162	9,289	2,873
Facility-related and other	10,004	5,164	4,840
Clinical studies	4,681	974	3,707
Total research and development expenses	$43,006	$29,184	$13,822

The increase in research and development expenses was primarily attributable to an increase of $4.8 million in facility-related expenses due to higher lease costs, including the commencement of a new lease in the fourth quarter of 2022, as well as increased depreciation related to purchases of laboratory equipment. These increased facilities costs are driven by the expansion of facilities and equipment for in-house CMC as clinical and preclinical activities ramp up. There was a $3.7 million increase in clinical studies expense related to Phase 1 study start-up activities and initial enrollment for TSC-100 and TSC-101 as well as Phase 1 study start-up activities for the solid tumor clinical trial. There was a $2.9 million increase in personnel expenses, driven by expansion of the in-house CMC, clinical, and preclinical departments. There was a $2.4 million increase in laboratory supplies, research materials and studies related to increased need for manufacturing consumables and license fees.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Personnel expenses (including stock-based compensation)	$6,540	$5,366	$1,174
Facility-related and other	4,195	2,264	1,931
Legal and professional fees	3,563	1,672	1,891
Total general and administrative expenses	$14,298	$9,302	$4,996

The increase in general and administrative expenses was primarily attributable to a $1.9 million increase in legal and professional fees related to increased legal expense for transactions entered into during the second quarter of 2023. In addition, there was an increase of $1.9 million primarily related to increased costs for depreciation expense and facilities-related costs, and an increase of $1.2 million related to personnel expenses.

Liquidity and Capital Resources

Sources of Liquidity

We have not generated any revenue from product sales and have incurred net losses and negative cash flows from our operations. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Under the terms of the Amgen Agreement, we received an upfront payment of $30.0 million in July 2023. In addition, we are eligible to earn success-based milestone payments of over $500 million, based upon the achievement of certain clinical development and commercial milestones, as well as tiered single-digit royalty payments on net sales of products developed from the collaboration, subject to reductions set forth in the Amgen Agreement.

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

On May 16, 2023 the Company entered into an the Sales Agreement with Wedbush pursuant to which the Company could sell, from time to time, at its option, up to an aggregate of $75.0 million of shares of its Voting Common Stock, through Wedbush as the sales agent, in “at-the-market” offerings. No common stock has been sold under this Sales Agreement to date.

On June 1, 2023, the Company completed an underwritten public offering of (a) 23,287,134 shares of the Company's Voting Common Stock, inclusive of the underwriters’ 30-day option to purchase 297,660 additional shares of Voting Common Stock, at a price of $2.00 per share, and (b) the Pre-Funded Warrants to purchase up to 47,010,526 shares of the Voting Common Stock, at a price of $1.9999 per warrant with an exercise price of $0.0001 per share. The Company received aggregate net proceeds from the offering of approximately $134.7 million after deducting underwriting discounts, commissions and other offering expenses.

As of June 30, 2023, we had cash and cash equivalents of $208.8 million, excluding restricted cash of $5.0 million.

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

We believe that our existing cash and cash equivalents, along with the $30 million upfront fee received from Amgen in July 2023, will enable us to fund our planned operating expenses and capital expenditure requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. In the event the convertible debt facility under the Loan Agreement with K2HV (the Loan Agreement) is converted to shares of common stock, such conversion could result in additional and substantial dilution to our existing and future stockholders. If we raise additional funds through additional collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Net cash used in operating activities	$(45,609)	$(33,491)	$(12,118)
Net cash used in investing activities	(1,258)	(2,424)	1,166
Net cash provided by financing activities	135,676	119	135,557
Net increase (decrease) in cash, cash equivalents and restricted cash	$88,809	$(35,796)	$124,605

Operating Activities

During the six months ended June 30, 2023, operating activities used $45.6 million of cash, primarily driven by:

•
our net loss of $46.6 million, and;
•
an increase in accounts receivable of $31.9 million related to the Amgen collaboration.

These were partially offset by:

•
non-cash charges of $5.6 million related to depreciation expense, stock-based compensation, and non-cash interest expense related to note payable,
•
an increase in deferred revenue of $23.0 million, due to the initiation of the Amgen collaboration and completion of the Novartis collaboration,
•
a decrease in prepaid expenses and other assets of $1.7 million, and;
•
an increase in accrued expense and other liabilities of $1.5 million.

During the six months ended June 30, 2022, operating activities used $33.5 million of cash, primarily driven by:

•
our net loss of $31.3 million,
•
a decrease in accrued expense and other liabilities of $2.2 million, and;

•
a decrease in deferred revenue of $4.7 million, due to recognition of revenue related to the Novartis collaboration.

These were partially offset by:

•
non-cash charges of $4.4 million related to depreciation expense and stock-based compensation.

Investing Activities

During the six months ended June 30, 2023 and 2022, net cash used in investing activities was $1.3 million and $2.4 million, respectively, related to the purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2023, net cash provided by financing activities was $135.7 million, consisting of net proceeds of $135.0 million from our follow-on public offering in June 2023 and $0.7 million of proceeds from the exercise of stock options.

During the six months ended June 30, 2022, net cash provided by financing activities was $0.1 million, due to proceeds from the exercise of stock options.

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

There have been no material changes to our critical accounting policies and estimates from those disclosed in our financial statements and the related notes and other financial information included in our Annual Report on Form 10-K filed with the SEC on March 8, 2023. The Company has applied the Company’s revenue recognition policies to the Amgen Agreement as fully described in Note 6 to the interim condensed consolidated financial statements.

Emerging Growth Company and Smaller Reporting Company Status

The JOBS Act permits an “emerging growth company” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. The Company qualifies as “emerging growth company” under the JOBS Act and has elected to “opt in” to the extended transition related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a "smaller reporting company", as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer (our Chief Executive Officer), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Principal Executive Officer and Principal Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in biopharmaceutical product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We are still in the early stages of development of our product candidates and have only recently initiated clinical studies for TSC-100 and TSC-101. We have no products licensed for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We have financed our operations primarily through private placements of our preferred stock, our public offerings in 2021 and 2023 and borrowings under a secured loan agreement in September 2022.

We have incurred significant net losses in each period since our inception in April 2018. For the six months ended June 30, 2023 and the years ended December 31, 2022 and 2021, we reported net losses of $46.6 million, $66.2 million and $48.6 million, respectively. As of June 30, 2023, we had an accumulated deficit of $205.0 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

•
continue our research and development efforts to identify and develop lead product candidates and submit additional investigational new drug applications (INDs) for such lead product candidates;
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

Our success depends on our ability to use our proprietary platform (i) to discover the natural targets of clinically relevant TCRs through our TargetScan technology, (ii) to discover highly active TCRs for known targets through our ReceptorScan technology, (iii) to genetically engineer patient- or donor-derived T cells safely and reproducibly through our T-Integrate technology, (iv) to obtain regulatory approval for product candidates derived from our proprietary platform and related technologies, and (v) to then commercialize our product candidates that address one or more indications. All of our product candidates will require significant additional clinical and non-clinical development, review and approval by the U.S. Food and Drug Administration (FDA) or other regulatory authorities in one or more jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before they can be successfully commercialized. Our proprietary platform and our product candidates have not yet been evaluated in humans and may never become commercialized. Moreover, all of our current product candidates are being developed using our proprietary platform and leveraging the same or similar technology, manufacturing process and development program. As a result, an issue with one product candidate or failure of any one program to obtain regulatory approval could adversely impact our ability to successfully develop and commercialize all of our other product candidates.

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

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from sales of any of our product candidates. We do not expect to generate significant revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates. Although we have initiated clinical trials for certain of our product candidates, we have not yet demonstrated an ability to successfully complete clinical trials of our product candidates, obtain marketing approvals, manufacture a commercial-scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization to enable us to generate any revenue from product sales. Our other product candidates are in early preclinical stages and, as such, we face significant translational risk as we work to advance these product candidates to the clinical stage. Our ability to generate revenue depends on a number of factors, including, but not limited to:

•
our ability to develop processes suitable for clinical manufacturing and to obtain related chemistry, manufacturing, and controls (CMC) regulatory approvals;

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

Since our inception, we have financed our operations through private placements of preferred stock, through our public offerings, and through our debt financing facility. The development of biopharmaceutical product candidates is capital intensive and we expect our expenses to increase substantially during the next few years. As our product candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our clinical, regulatory, quality and manufacturing capabilities. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to marketing, sales, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company.

As of June 30, 2023, we had $208.8 million in cash and cash equivalents. Based on our current operating plan, we believe that our existing cash and cash equivalents, along with the $30 million upfront fee received from Amgen in July 2023, will be sufficient to fund our operating expenses and capital expenditure requirements into 2026. Accordingly, our existing cash and cash equivalents will not be sufficient for us to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources. We may also need to raise additional funds sooner if we choose to pursue additional indications for our product candidates or otherwise expand more rapidly than we presently anticipate.

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
•
any continuing impact of the COVID-19 pandemic or other external disruptions on our business, results of operations and financial position;
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

On September 9, 2022, we entered into the Loan Agreement pursuant to which K2HV may provide us with convertible term loans in an aggregate principal amount of up to $60 million, of which $30 million was fully funded at the closing date in September 2022, $10 million will be funded in the second tranche upon the achievement of certain financial and clinical milestones and $20 million may be funded in the third tranche at K2HV’s discretion. Our obligations under the Loan Agreement are secured by a security interest in substantially all of our assets (other than intellectual property), subject to certain exceptions, and will be guaranteed by each of the Company’s future direct or indirect subsidiaries, subject to certain exceptions. In addition, during the term of the Loan Agreement, we must maintain minimum unrestricted cash and cash equivalents equal to 5.0 times the average cash burn measured over the trailing three-month period. The Loan Agreement contains customary representations and warranties, and also includes customary events of default, including payment default, breach of covenants, change of control, and material adverse effects. The Loan Agreement restricts certain activities, such as disposing of the Company’s business or certain assets, incurring additional debt or liens or making payments on other debt, making certain investments and declaring dividends, acquiring or merging with another entity, engaging in transactions with affiliates or encumbering intellectual property, among others. Upon the occurrence of an event of default, a default interest rate of an additional 5% per annum may be applied to the outstanding loan balances, and K2HV may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the Loan Agreement and under applicable law. Any declaration by K2HV of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay these outstanding obligations at the time any event of default occurs. Further, if we raise any additional capital through debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

We are early in our development efforts. If we are unable to advance our product candidates through clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts. We have cleared the INDs for TSC-100 and TSC-101, our most advanced product candidates, as well as for T-Plex, TSC-204-A0201, TSC-204-C0702, and TSC-200-A0201. Our other product candidates are still in preclinical development. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend significantly on the successful development and eventual commercialization of one or more of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

Although we have recently expanded our existing cell manufacturing facility for Phase 1 and Phase 2 clinical trials, we have limited direct experience as a company in expanding or managing a manufacturing facility. In part because of this lack of experience, we cannot be certain that any further expansion of our existing manufacturing facility will be completed on time, if at all, or if the planned clinical trials will begin or be completed on time, if at all. In part because of our inexperience, we may have unacceptable or inconsistent product quality success rates and yields, and we may be unable to maintain adequate quality control, quality assurance and qualified personnel. In addition, if we switch from manufacturing in our own facility to manufacturing in a different facility (for example, at an external contract manufacturing organization (CMO) for one or more of our product candidates in the future or make changes to our manufacturing process, we may need to conduct additional preclinical studies to bridge our modified product candidates to earlier versions. Failure to successfully further expand our existing manufacturing facility could adversely affect our process and clinical development timelines, regulatory approvals, and the commercial viability of our product candidates.

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

There is no guarantee that the results obtained in current and planned preclinical studies or clinical trials of our current or future product candidates will be sufficient to obtain regulatory approval or marketing authorization for such product candidates. Negative results in the development of our lead product candidates may also impact our ability to obtain regulatory approval for our other product candidates, either at all or within anticipated timeframes because, although other product candidates may target different indications, the underlying proprietary platform, manufacturing process and development process is the same for all of our product candidates. Accordingly, a failure in any one of our programs may affect the ability to obtain regulatory approval to continue or conduct clinical programs for other product candidates.

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
•
recruiting or retaining an adequate number of suitable patients to participate in a clinical trial;
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
•
any continuing effects of the COVID-19 pandemic;
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

Our business could be adversely affected by the effects of health epidemics, including any continuing effects of the COVID-19 pandemic, in regions where we, our partners or other third parties on which we rely have significant manufacturing facilities, concentrations of potential clinical trial sites or other business operations.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In late 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes COVID-19, emerged in Wuhan, China and has reached most countries across the world, including all 50 states within the U.S., and including Waltham, Massachusetts, where our primary office and laboratory space is located. The coronavirus pandemic led to the implementation of various responses, including government-imposed quarantines, travel restrictions, mask and vaccine mandates and other public health safety measures. Although the U.S. government has declared an end to the Public Health Emergency related to COVID-19, there may be lingering effects of the COVID-19 pandemic on our business. The extent to which COVID-19 may further impact our operations or those of our third party partners, including our preclinical studies or clinical trial operations, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including new or more severe outbreaks, and the actions to contain the coronavirus or treat its impact, among others. The continued spread of COVID-19 globally and the continued identification of new variants of the SARS-CoV-2 virus could adversely impact our preclinical or clinical trial operations in the U.S., including our ability to recruit and retain patients. For example, as a result of medical complications associated with microsatellite stable colorectal cancer (MSS CRC), the patient populations that our most advanced and other product candidates target may be particularly susceptible to COVID-19, which may make it more difficult for us to identify patients able to enroll in our current and future clinical trials and may impact the ability of enrolled patients to complete any such trials. Any negative impact COVID-19 has to patient enrollment or treatment or the execution of our product candidates could cause costly delays to our clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

The adverse impact of public health crises such as pandemics or similar outbreaks in the countries and regions where we have concentrations of potential clinical trial sites or other business operations and where several of our third party suppliers and contractors are located could adversely affect our business, including by causing significant disruption in the operations of third parties upon whom we rely. The COVID-19 pandemic presented a substantial public health and economic challenge around the world and affected employees, patients, communities and business operations, as well as the U.S. economy and financial markets. While the Company has implemented what it believes to be a reasonable protocol to ensure the safety and wellbeing of employees returning to the office, the effects of our policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines. In connection with these measures, we may be subject to claims based upon, arising out of or related to COVID-19 and our actions and responses thereto. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, financial condition, results of operations and growth prospects.

The ultimate economic impact of the COVID-19 pandemic may be difficult to assess or predict. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

While the COVID-19 pandemic has largely resolved, the downstream effects of the pandemic may continue to adversely affect our business operations, and the extent of the impact on our development and regulatory efforts and the future value of and market for our common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time. In addition, to the extent the COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section.

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

We, and any third party contract manufacturers we engage for registration-enabling clinical trials, may experience manufacturing difficulties due to limited manufacturing experience, resource constraints or as a result of labor disputes, the COVID-19 pandemic, the U.S.-China trade war or unstable political environments. If we or any third party contract manufacturers we engage were to encounter any of these difficulties, our ability to manufacture sufficient product supply for our preclinical studies and clinical trials, or to provide products for patients once approved, would be jeopardized.

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

We are currently advancing multiple TCRs for six solid tumor targets: HPV16 E7 (TSC-200), PRAME (TSC-203), MAGE-A1 (TSC-204), and the undisclosed targets of TSC-201, TSC-202 and TSC-205. TSC-204-C0702 is an HLA-C*07:02-restricted TCR for MAGE-A1 entering Phase 1 development; TSC-204-A0201 is an HLA-A*02:01-restricted TCR for MAGE-A1 entering Phase 1 development; TSC-200-A0201 is an HLA-A*02:01-restricted TCR for HPV16 E7 entering Phase 1 development; TSC-203-A0201 is an HLA-A*02:01-restricted TCR for PRAME in IND-enabling activities; TSC-201-B0702 is an HLA-B*07:02-restricted TCR for an undisclosed target in IND-enabling activities; and TSC-202-A0201 and TSC-205-A0201 are HLA-A*02:01-restricted TCRs for undisclosed targets in discovery. We expect to submit IND applications for additional TCRs in our solid tumor program throughout 2023. However, we may not be able to file such INDs on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs.

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
•
any continuing impact of the COVID-19 pandemic on clinical trial initiation and enrollment;
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

•
risk that patients enrolled in clinical trials will drop out of the clinical or pass away from disease-related complications or complications from their standard clinical therapy before they can experience benefits of the engineered T cell therapy; and
•
for patients in our solid tumor program, the patient's need for sufficient T cells in order for the engineered T cell product to be manufactured from their autologous T cells.

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

TCR-T therapies require the use of antigen-specific protein binding domains (binders) which guide the TCR-Ts and bind to the antigens on the surface of a tumor to target specific types of cancers. Our ability to develop and commercialize our product candidates will depend on our ability to develop these binders or partner for such binders on commercially reasonable terms for use in clinical trials as well as the availability of such binders for use in commercialized products, if licensed. We cannot ensure that we will have a steady supply of binders that we can utilize in combination with the TCR construct to develop future product candidates. If we are unable to enter into such collaborations on commercially reasonable terms or fail to realize the benefits of any such collaboration, we may be limited to using antibody fragments that we are able to independently develop which may limit the ability of our product candidates to target and kill cancer cells.

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

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Our competitors may be able to develop other products or drugs that are able to achieve similar or better results. Our potential competitors include larger biotechnology and pharmaceutical companies with greater resources than us, academic institutions, governmental agencies, public and private research institutions and early stage or smaller companies. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff, experienced marketing and manufacturing organizations and well-established sales forces. Further, our competitors may have more financial resources, greater access to capital and diversified product offerings and revenue sources which may give our competitors an advantage over us. In addition, many of these competitors are active in seeking patent protection and licensing arrangements in anticipation of collecting royalties for use of technology that they have developed. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized or less costly than our product candidates or may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products. We believe the key competitive factors that will affect the development and commercial success of our product candidates are safety, potency, purity, tolerability, reliability, convenience of use, price and reimbursement.

Specifically, by genetically engineering T cell therapies, we face significant competition in the TCR space from many companies. For additional information regarding our competition, see “Item 1. Business – Competition” in our Annual Report on Form 10-K for the year ended December 31, 2022. Even if we obtain regulatory approval of our product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances. Moreover, the development and manufacturing costs associated with engineered T cell therapies may make it difficult to compete with alternative products that may be simpler and cheaper to develop and manufacture.

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

Designation as a Breakthrough Therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or licensure compared to candidate products considered for licensure under non-expedited FDA review procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as Breakthrough Therapies, the FDA may later decide that the product no longer meets the conditions for qualification. Thus, even though we intend to seek Breakthrough Therapy designation for some or all of our future product candidates for the treatment of various cancers, there can be no assurance that we will receive Breakthrough Therapy designation.

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

We may seek designation for our TargetScan platform as a designated platform technology. Under the Food and Drug Omnibus Reform Act of 2022 (FDORA), a platform technology incorporated within or utilized by a biological product is eligible for designation as a designated platform technology if (1) the platform technology is incorporated in, or utilized by, a biological product approved under an BLA; (2) preliminary evidence submitted by the sponsor of the licensed biological product, or a sponsor that has been granted a right of reference to data submitted in the application for such biological product, demonstrates that the platform technology has the potential to be incorporated in, or utilized by, more than one biological product without an adverse effect on quality, manufacturing, or safety; and (3) data or information submitted by the applicable person indicates that incorporation or utilization of the platform technology has a reasonable likelihood to bring significant efficiencies to the biological product development or manufacturing process and to the review process. A sponsor may request the FDA to designate a platform technology as a designated platform technology concurrently with, or at any time after, submission of an IND application for a biological product that incorporates or utilizes the platform technology that is the subject of the request. If so designated, the FDA may expedite the development and review of any subsequent original BLA for a biological product that uses or incorporates the platform technology. Even if we believe our TargetScan platform technology meets the criteria for such designation, the FDA may disagree and instead determine not to grant such designation. In addition, the receipt of such designation for a platform technology does not ensure that a biological product will be developed more quickly or receive FDA approval. Moreover, the FDA may revoke a designation if the FDA determines that a designated platform technology no longer meets the criteria for such designation.

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

In addition, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the withdrawal of the United Kingdom from the European Union as (Brexit). The United Kingdom is no longer part of the European Single Market and European Union Customs Union. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency(MHRA) became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland will continue to be subject to European Union (EU) rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended) ( the HMR) as the basis for regulating medicines. The HMR has incorporated into the domestic law of the body of EU law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the EU. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

Furthermore, following the Brexit vote, the EU moved the European Medicines Agency’s headquarters from the United Kingdom to the Netherlands. This transition may cause disruption in the administrative and medical scientific links between the European Medicines Agency and the UK Medicines and Healthcare products Regulatory Agency, including delays in granting clinical trial authorization or marketing authorization, disruption of import and export of active substance and other components of new drug formulations and disruption of the supply chain for clinical trial product and final authorized formulations. The cumulative effects of the disruption to the regulatory framework may add considerably to the development lead time to marketing authorization and commercialization of products in the EU and/or the United Kingdom.

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

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drugs vary widely from country to country. In the United States, recently enacted legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if any product candidates we may develop obtain marketing approval. For more information, please see “Item 1. Business – Government Regulation – Coverage and Reimbursement” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

There is also significant uncertainty related to the insurance coverage and reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. In the United States, the principal decisions about reimbursement for new medicines are typically made by Centers for Medicare & Medicaid Services(CMS) an agency within the U.S. Department of Health and Human Services (HHS). CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. No uniform policy of coverage and reimbursement for products exists among third party payors and coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours. Reimbursement agencies in Europe may be more conservative than CMS. For example, a number of cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European countries. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale, and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products we may develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize product candidates, and our overall financial condition.

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

Our revenue prospects could be affected by changes in healthcare spending and policy in the United States and abroad. We operate in a highly regulated industry and new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could negatively impact our business, operations and financial condition. For more information, please see “Item 1. Business – Government Regulation – Healthcare Legislative Reform” in our Annual Report on Form 10-K for the year ended December 31, 2022.

The Inflation Reduction Act of 2022 (IRA) includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known. In addition, President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, HHS also issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

Our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to: comply with the regulations of the FDA and other similar foreign regulatory authorities, provide true, complete and accurate information to the FDA and other similar foreign regulatory authorities, comply with manufacturing standards we have established, comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws and regulations will increase significantly, and our costs associated with compliance with such laws and regulations are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. For more information, please see “Item 1. Business – Government Regulation – Anti-Kickback and False Claims Laws and Other Regulatory Matters” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to physicians is governed by the national anti-bribery laws of EU Member States, such as the U.K. Bribery Act 2010 (Bribery Act). Infringement of these laws could result in substantial fines and imprisonment. Payments made to physicians in certain EU Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States.

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

In the United States, various federal and state regulators, including governmental agencies like the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act (CCPA) as amended by the California Privacy Rights Act (CPRA) creates individual privacy rights for California residents and imposes obligations on companies that process their personal information and meet certain revenue or volume processing thresholds. Among other things, the CCPA requires covered companies to provide new disclosures to California residents and provide such residents new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The amendments introduced by the CPRA significantly modify the CCPA by expanding residents’ rights with respect to certain personal information and creates a new state agency to oversee implementation and enforcement efforts, among other changes. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches. This private right of action may increase the likelihood of, and risks associated with, data breach litigation, including class action litigation.

Similar laws have been passed in Montana, Texas, Iowa, Indiana, Tennessee, Connecticut, Colorado, Utah and Virginia and a number of other states have proposed new privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. In addition, laws in all 50 U.S. states require businesses to provide notice to individuals if certain of their personal information has been disclosed as a result of a qualifying data breach. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we may likely become subject, if enacted.

Internationally, laws, regulations and standards in many jurisdictions apply broadly to the collection, use, retention, security, disclosure, transfer, marketing or other processing of personal data. For example, the collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the European Economic Area (EEA), including personal health data, is subject to the EU General Data Protection Regulation 2016/679 (GDPR), which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, requirements to conduct data protection impact assessments and taking certain measures when engaging third-party processors. The GDPR permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The GDPR increased our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.

The GDPR provides that EEA Member States may make their own further laws and regulations in relation to the processing of genetic, biometric or health data, which could result in differences between EEA Member States, limit our ability to use and share personal data or could cause our costs to increase, and harm our business and financial condition.

The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States. We are subject to evolving and strict rules on the transfer of personal data out of the EEA to third countries such as the United States. Unless the destination country is an adequate country (as recognized by the European Commission), we will be required to incorporate a GDPR transfer mechanism (such as the European Commission approved standard contractual clauses (SCCs)) into our agreements with third parties to govern transfers of personal data outside the EEA. The new SCCs may also impact our business as companies based in the EEA. . Following a ruling from the Court of Justice of the EU, in Data Protection Commissioner v Facebook Ireland Limited and Maximillian Schrems, Case C-311/18 (Schrems II), companies relying on standard contractual clauses to govern transfers of personal data to third countries (in particular the United States) will need to assess whether the data importer can ensure sufficient guarantees for safeguarding the personal data under GDPR. This assessment includes assessing whether third party vendors can also ensure these guarantees.

In addition, further to the UK’s exit from the EU on January 31, 2020 the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but currently still aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. It is not subject to the new forms of SCCs but has issued its own transfer mechanism – the UK international data transfer agreement – which, like the SCCs, requires exporters to carry out a transfer impact assessment. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The UK Government has also now introduced a Data Protection and Digital Information Bill (the UK Bill) into the UK legislative process with the intention for this bill to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EU data protection regime and threaten the UK Adequacy Decision from the EU Commission. This may lead to additional compliance costs and could increase our overall risk.

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

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product candidate in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues, if any, we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval. For more information, please see “Item 1. Business – Government Regulation – Coverage and Reimbursement” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Given the early stage of development of our product candidates, our patent portfolio is similarly at a very early stage. In particular, we do not exclusively license any issued patents and most of the patent applications we own are provisional applications. If we do not obtain meaningful patent coverage for our product candidates, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment, competitors may be able to erode or negate any competitive advantage we may have, which would likely harm our business and ability to achieve profitability. To establish our proprietary position, we have filed provisional patent applications and corresponding Patent Cooperation Treaty (PCT), national, and regional applications related to our novel product candidates that are important to our business, and we have exclusively licensed certain patent applications from The Brigham and Women’s Hospital, Inc. (BWH); we may in the future also license or purchase issued patents or pending patent applications filed by others. U.S. provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing of one or more of our related provisional patent applications. With regard to such U.S. provisional patent applications, if we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. While we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any such patent applications will result in the issuance of patents that provide us with any competitive advantage. If we are unable to secure or maintain patent protection with respect to our antibody technology and any proprietary products and technology we develop, our business, financial condition, results of operations, and prospects could be materially harmed.

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

We are a party to technology licenses, including in-license agreements with BWH and Provincial Health Services Authority (PHSA), and we may enter into additional licenses in the future. Such licenses do, and may in the future, impose commercial, contingent payment, royalty, insurance, indemnification, and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate the license, in which event we could lose valuable rights under our collaboration agreements and our ability to develop product candidates could be impaired. Additionally, should any such license agreement be terminated for any reason, there may be a limited number of replacement licensors, and a significant amount of time may be required to transition to a replacement licensor.

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

Recent and future patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any patents we may obtain. In March 2013, under the Leahy-Smith America Invents Act (America Invents Act) the United States moved from a “first to invent” to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. The America Invents Act included a number of other significant changes to U.S. patent law, including provisions that have affected the way patent applications are prosecuted, redefined prior art and established a new post-grant review system. The effects of these changes are still unclear as the USPTO only recently developed new regulations and procedures in connection with the America Invents Act, and many of the substantive changes to patent law, including the “first-to-file” provisions, only became effective in March 2013. Moreover, the courts have yet to address many of these provisions. Overall, the America Invents Act and its implementation have increased the uncertainties and costs surrounding the prosecution of our patent applications and any enforcement or defense of any patents that we may obtain, which could have a material adverse effect on our business and financial condition.

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

Depending upon the timing, duration, conditions and specifics of any FDA marketing approval of any of our current or future product candidates that we may receive, one or more U.S. patents that we may obtain in the future may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Amendments) and one or more of our foreign patent rights may be eligible for patent term extension under similar legislation, for example, in the European Union. In the United States, the Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for effective patent term lost during product development and the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, there are no assurances that the FDA or any comparable foreign regulatory authority or national patent office will grant such extensions, in whole or in part. For example, we may not be granted an extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to the expiration of relevant patents, or otherwise fail to satisfy other applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or term of any such extension is less than we request, the period during which we can enforce our patent rights for the applicable product candidate will be shortened, and our competitors or other third parties may obtain approval to market competing products following expiration of any patents that we may obtain in the future, and our business, financial condition, results of operations, and prospects could be materially harmed.

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

Our collaboration agreements may grant our collaborators exclusive rights under certain of our intellectual property, and may therefore preclude us from entering into collaborations with others relating to the same or similar compounds, therapeutic targets, indications or diseases. As of March 31, 2023, our Collaboration and License Agreement with Novartis Institutes for BioMedical Research, Inc. (Novartis) concluded. Our Amgen Agreement, to identify antigens recognized by T cells in patients with Crohn’s disease, grants Amgen options to evaluate a variety of modalities to create therapeutics based on targets discovered by us and will retain all global development and commercialization rights, as well as an option to expand the collaboration to include target discovery for ulcerative colitis, under certain pre-specified terms. Amgen may terminate the Amgen Agreement in its entirety for our insolvency, uncured material breach, or failure to comply with specified compliance provisions or subject to a specified negotiation mechanism. Amgen may terminate the Amgen Agreement in its entirety upon ninety (90) days’ prior written notice to us. If a collaboration agreement is terminated, in whole or in part, we may be unable to continue the development and commercialization of the applicable product candidates, and even if we are able to do so, such efforts may be delayed and result in additional costs.

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

We have added manufacturing capacity at our facilities in Waltham, Massachusetts, but we have not yet caused our product candidates to be manufactured or processed on a commercial scale and may not be able to do so for any of our product candidates.

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
•
our contract manufacturers may have unacceptable or inconsistent product quality success rates and yields, and we have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel; and
•
our contract manufacturers may be adversely affected by the COVID-19 pandemic, the ongoing U.S.-China trade war, political unrest in countries where we or our partners operate, earthquakes and other natural or man-made disasters, equipment failures, labor shortages, power failures, and numerous other factors.

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

As of August 4, 2023, we had 135 full-time employees and 14 part-time employees. As our development and commercialization plans and strategies develop, and as we continue operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as one or more shareholders or groups of shareholders who own at least 5 percent of the corporation’s equity increasing their equity ownership in the aggregate by a greater than 50 percentage point change (by value) over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income may be limited. As a result of our public offerings, our most recent private placements and other transactions that have occurred over the past three years, we may have experienced, such an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2022, we had U.S. federal net operating loss carryforwards of $86.3 million and U.S. federal research and development tax credit carryforwards of $6.9 million that expire through 2042 and which could be limited if we experience an “ownership change.” Under the current law, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 will not be subject to expiration. However, any such net operating loss carryforwards may only offset 80% of our annual taxable income in taxable years beginning after December 31, 2020. State net operating loss carryforwards and other tax attributes may be similarly limited. Any such limitations may result in increased tax liabilities that could adversely affect our business, results of operations, financial position and cash flows.

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

Certain of our stockholders have rights, subject to some conditions above, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. In addition, the Loan Agreement provides the lenders with certain registration rights with respect to the Conversion Shares (as defined in the Loan Agreement). Pursuant to the terms of the Loan Agreement, we are obligated to prepare and file with the SEC a registration statement to register the Conversion Shares for resale upon request of K2HV. We also have registered shares of common stock that we have issued and may issue under our employee equity incentive plans. Once we register these shares, they will be able to be sold freely in the public market upon issuance.

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

As of August 4, 2023, our executive officers, directors, and entities affiliated with such persons beneficially owned, in the aggregate, approximately 32% of our outstanding voting stock and approximately 38% of our outstanding common stock. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders, oppose them. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you or other stockholders may feel are in your or their best interest as one of our stockholders. This concentration of ownership might also have the effect of delaying or preventing a change of control of our Company that other stockholders may view as beneficial.

In addition, we entered into a nominating agreement with Baker Brothers Life Sciences, L.P. and 667, L.P. (collectively, the BBA Funds) which was subsequently amended and restated on April 22, 2021), pursuant to which, among other things, we agreed to support the nomination of, and cause our board of directors (or the nominating committee thereof) to include in the slate of nominees recommended to our stockholders for election as directors at each annual or special meeting of our stockholders at which directors are to be elected, one person designated from time to time by the BBA Funds, subject to the requirements of fiduciary duties under applicable law and the terms and conditions of such nominating agreement. The agreement only applies for the three years following our initial public offering, as long as (1) the BBA Funds and their affiliates, collectively, beneficially own at least 75% of the shares of our common stock issued upon conversion of the Series C convertible preferred stock purchased by the BBA Funds in our Series C convertible preferred stock financing, and (2) the BBA Funds and their affiliates, collectively, beneficially own at least 2% of our then outstanding voting common stock.

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

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, as amended (Sarbanes-Oxley Act) and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with the Sarbanes-Oxley Act) or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management will be required to assess the effectiveness of these controls annually. However, for as long as we are an “emerging growth company” under JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to the Sarbanes-Oxley Act. We could be an “emerging growth company” until December 31, 2026. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

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
•
the requirement for the affirmative vote of holders of at least 66-2/3% of the voting power of all of the then-outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our amended and restated certificate of incorporation or our amended and restated bylaws, which may inhibit the ability of an acquiror to effect such amendments to facilitate an unsolicited takeover attempt; and
•
advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

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

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, under Section 174 of the Internal Revenue Code of 1986, as amended, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development in the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be promulgated or issued under existing or new tax laws, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.

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

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

During the three months ended June 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2023)

10.1* #	Collaboration Agreement by and between the Registrant and Amgen, Inc., dated as of May 8, 2023.

10.2

Amendment No. 1 to TScan Therapeutics, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 16, 2023).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith

# Certain portions of the exhibit have been omitted by means of redacting a portion of the text and replacing it with "[*]", because they are both (i) not material and (ii) the type of information that the Registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TScan Therapeutics, Inc.

Date: August 10, 2023	By:	/s/ Gavin MacBeath
Gavin MacBeath
Chief Executive Officer (Principal Executive Officer and Interim Principal Financial Officer)

Date: August 10, 2023	By:	/s/ Leiden Dworak
Leiden Dworak
Vice President, Finance (Principal Accounting Officer)