Form 10-Q
period 2023-09-30
TScan Therapeutics, Inc.
filed 2023-11-09
CIK 1783328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________to_____________________________________________________

Commission File Number:	001-40603

TSCAN THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	82-5282075
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
830 Winter Street, Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

(857) 399-9500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Voting Common Stock, $0.0001 par value per share	TCRX	The Nasdaq Global Market, LLC

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

As of November 3, 2023, the registrant had 43,548,092 shares of voting common stock, $0.0001 par value per share, and 4,276,588 shares of non-voting common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Quarterly Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act) that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report are forward-looking statements.

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
•
the effects of health epidemics, including the lingering effects of the COVID-19 pandemic, in regions where we, our partners, or other third parties on which we rely, on any of the foregoing or other aspects of our business or operations;
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
•
the effects of global economic uncertainty and financial market volatility caused by political instability, changes in international trade relationships and conflicts, such as the ongoing conflict between Russia and Ukraine, and Israel and Hamas, on any of the foregoing or other aspects of our business or operations; and
•
our anticipated use of our existing cash resources and our ability to obtain additional financing in the future.

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
•
Global economic uncertainty and financial market volatility caused by political instability, changes in international trade relationships and conflicts, such as the ongoing conflict between Russia and Ukraine, and Israel and Hamas, could make it more difficult for us to access financing and could adversely affect our business and operations.
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
•
Our business could be adversely affected by the effects of health epidemics, including any lingering effects of the COVID-19 pandemic, in regions where we, our partners or other third parties on which we rely have significant manufacturing facilities, concentrations of potential clinical trial sites or other business operations.
•
We may rely on third parties to manufacture our clinical product supplies, and we may rely on third parties to produce and process our product candidates, if licensed.

•
Allogeneic hematopoietic cell transplantation (HCT) is a high-risk procedure that may result in complications or adverse events for patients in our clinical trials including those unrelated to the use of our products or for patients that use any of our product candidates, if approved.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TScan Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$155,193	$120,027
Marketable securities	60,230	-
Prepaid expenses and other current assets	2,144	4,100
Total current assets	217,567	124,127
Property and equipment, net	8,595	10,100
Right-of-use assets	58,539	59,102
Restricted cash	5,031	5,037
Long-term deposit and other assets	1,647	725
Total assets	$291,379	$199,091
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,196	$2,912
Accrued expenses and other current liabilities	9,257	6,838
Operating lease liability, current portion	4,376	3,681
Deferred revenue, current portion	15,212	3,874
Current portion of long-term debt	1,110	-
Total current liabilities	33,151	17,305
Deferred revenue, net of current portion	7,758	-
Operating lease liability, net of current portion	52,662	53,013
Long-term debt and accrued interest	28,835	29,290
Other long term liabilities	12	49
Total liabilities	122,418	99,657
Commitments and contingencies (Note 7)
Stockholders' equity:
Voting common stock, $0.0001 par value; 300,000,000 shares authorized; 43,546,528 and 19,082,820 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	4	2
Non-voting common stock, $0.0001 par value; 10,000,000 shares authorized; 4,276,588 and 5,143,134 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	396,940	257,810
Accumulated deficit	(227,984)	(158,379)
Total stockholders' equity	168,961	99,434
Total liabilities and stockholders' equity	$291,379	$199,091

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TScan Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Collaboration and license revenue	$3,887	$3,363	$13,838	$10,440
Operating expenses:
Research and development	22,741	15,031	65,747	44,215
General and administrative	5,894	4,910	20,192	14,212
Total operating expenses	28,635	19,941	85,939	58,427
Loss from operations	(24,748)	(16,578)	(72,101)	(47,987)
Other (expense) income:
Interest and other income, net	2,733	534	5,403	690
Interest expense	(982)	(201)	(2,907)	(201)
Total other income	1,751	333	2,496	489
Net loss	$(22,997)	$(16,245)	$(69,605)	$(47,498)
Net loss per share, basic and diluted	$(0.24)	$(0.67)	$(1.25)	$(1.98)
Weighted average common shares outstanding—basic and diluted	94,829,844	24,073,935	55,711,252	24,038,257

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TScan Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

					Additional		Total
	Common Stock		Non-voting Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at June 30, 2022	18,929,834	$2	5,143,134	$1	$255,060	$(123,411)	$131,652
Exercise of stock options	1,959	-	-	-	5	-	5
Stock-based compensation expense	-	-	-	-	1,246	-	1,246
Net loss	-	-	-	-	-	(16,245)	(16,245)
Balances at September 30, 2022	18,931,793	$2	5,143,134	$1	$256,311	$(139,656)	$116,658
Balances at June 30, 2023	43,542,178	$4	4,276,588	$1	$395,589	$(204,987)	$190,607
Exercise of stock options	4,350	-	-	-	9	-	9
Stock-based compensation expense	-	-	-	-	1,342	-	1,342
Net loss	-	-	-	-	-	(22,997)	(22,997)
Balances at September 30, 2023	43,546,528	$4	4,276,588	$1	$396,940	$(227,984)	$168,961

					Additional		Total
	Common Stock		Non-voting Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2022	18,764,463	$2	5,143,134	$1	$252,933	$(92,158)	$160,778
Exercise of stock options	50,460	-	-	-	124	-	124
Vesting of restricted common stock	116,870	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	3,254	-	3,254
Net loss	-	-	-	-	-	(47,498)	(47,498)
Balances at September 30, 2022	18,931,793	$2	5,143,134	$1	$256,311	$(139,656)	$116,658
Balances at January 1, 2023	19,082,820	$2	5,143,134	$1	$257,810	$(158,379)	$99,434
Exercise of stock options	310,028	-	-	-	692	-	692
Issuance of common stock, net of offering costs	23,287,134	2	-	-	42,412	-	42,414
Issuance of pre-funded warrants, net of offering costs	-	-	-	-	92,318	-	92,318
Conversion of non-voting common stock to voting common stock	866,546	-	(866,546)	-	-	-	-
Stock-based compensation expense	-	-	-	-	3,708	-	3,708
Net loss	-	-	-	-	-	(69,605)	(69,605)
Balances at September 30, 2023	43,546,528	$4	4,276,588	$1	$396,940	$(227,984)	$168,961

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TScan Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(69,605)	$(47,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,081	3,653
Accretion of marketable securities	(235)	-
Non-cash interest expense related to note payable	655	44
Stock-based compensation	3,708	3,254
Changes in current assets and liabilities:
Prepaid expenses and other assets	1,034	(235)
Prepaid rent	-	(2,165)
Right-of-use assets and lease liabilities, net	543	(94)
Accounts payable	589	114
Accrued expense and other liabilities	2,542	(591)
Deferred revenue	19,096	(6,975)
Net cash used in operating activities	(37,592)	(50,493)
Cash flows from investing activities:
Purchases of property and equipment	(2,677)	(2,848)
Purchases of marketable securities	(59,995)	-
Net cash used in investing activities	(62,672)	(2,848)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	42,414	-
Proceeds from issuance of pre-funded warrants, net of offering costs	92,318	-
Proceeds from exercise of stock options	692	124
Proceeds from issuance of term loan, net of issuance costs paid to lender	-	29,354
Payments of debt issuance costs	-	(230)
Net cash provided by financing activities	135,424	29,248
Net increase (decrease) in cash, cash equivalents and restricted cash	35,160	(24,093)
Cash, cash equivalents, and restricted cash - beginning of period	125,064	166,436
Cash, cash equivalents, and restricted cash - end of period	160,224	142,343
Summary of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:
Cash and cash equivalents	155,193	137,306
Restricted cash	5,031	5,037
Total cash, cash equivalents, and restricted cash	$160,224	$142,343
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,261	$-
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment in accounts payable and accrued liabilities	$343	$572
Debt issuance costs not yet paid	$-	$94

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

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP) and applicable rules and regulations of the Securities and Exchange Commission (the SEC) regarding interim financial reporting, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. Management believes that the interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of its operations and cash flows. The condensed consolidated financial statements include the accounts of TScan Therapeutics, Inc. and its subsidiary, TScan Securities Corporation. All intercompany balances and transactions have been eliminated in consolidation. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 8, 2023. In the opinion of the Company’s management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included.

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

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from sales of capital stock, payments received under its license and collaboration agreements and issuance of a debt facility to K2 HealthVentures LLC. Since its inception, the Company has incurred recurring losses, including net losses of $69.6 million and $47.5 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the Company had an accumulated deficit of $228.0 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash, cash equivalents and marketable securities as of September 30, 2023 will be sufficient to fund the Company’s operations for at least the next twelve months from the date of the issuance of these financial statements.

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

Available-for-Sale Securities

The Company classifies all of its investments as available-for-sale based upon its intent with regard to such investments. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in other comprehensive income (loss). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest and investment income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities, are included in interest and investment income.

The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and investment income. To determine whether an other-than-temporary impairment exists, the Company considers whether it has the ability and intent to hold the investment until a market price recovery, and whether evidence indicating the recoverability of the cost of the investment outweighs evidence to the contrary.

3. Fair Value Measurements

During the third quarter of 2023, the Company purchased $60.0 million of U.S. treasury bills with original maturities of six months or less. The Company classified these short-term investments as available-for-sale and are carried at fair value. The fair value of these securities approximate amortized cost as of September 30, 2023. The Company did not hold any marketable securities at December 31, 2022.

The following tables set forth by level, within the fair value hierarchy, the assets carried at fair value (in thousands):

	Fair value measurements at September 30, 2023 using
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Government securities	$108,438	$-	$-	$108,438
Money market funds	41,568	-	-	41,568
Marketable Securities:
Government securities	60,230	-	-	60,230
Total	$210,236	$-	$-	$210,236

	Fair value measurements at December 31, 2022 using
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$116,946	$-	$-	$116,946
Total	$116,946	$-	$-	$116,946

Money market funds and government securities are valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. There were no transfers among Level 1, Level 2, or Level 3 categories in the periods presented.

The carrying value of cash, accounts payable and accrued expenses that are reported on the condensed consolidated balance sheets approximate their fair value due to the short-term nature of these assets and liabilities. The Company entered into long-term debt in September 2022; given the short period to maturity of the debt, the carrying value approximates fair value.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued research and development	$3,410	$1,322
Accrued employee compensation and benefits	4,002	4,357
Accrued consulting and professional services	640	636
Accrued legal services and license fee	777	92
Other	428	431
Total accrued expenses and other current liabilities	$9,257	$6,838

5. Stockholders' Equity

ATM Program

On May 16, 2023, the Company entered into a sales agreement (the Sales Agreement) with Wedbush Securities, Inc. (Wedbush), as sales agent, pursuant to which the Company could offer, issue and sell up to an aggregate amount of $75.0 million of shares of the Company's voting common stock, par value $0.0001 per share (Voting Common Stock), from time to time in “at-the-market” (ATM) offerings during the term of the Sales Agreement under a registration statement on Form S-3 (File No. 333-268260) filed with the SEC, which was declared effective on May 16, 2023. No common stock has been sold under this Sales Agreement to date.

Equity Offering

On June 1, 2023, the Company completed an underwritten public offering of (a) 23,287,134 shares of the Company's Voting Common Stock , at a price of $2.00 per share, and (b) pre-funded warrants to purchase up to 47,010,526 shares of the Voting Common Stock, at a price of $1.9999 per warrant with an exercise price of $0.0001 per share (Pre-Funded Warrants). The Company received aggregate net proceeds of $134.7 million after deducting underwriting discounts, commissions and other offering expenses, with $42.4 million allocated to the Voting Common Stock and $92.3 million allocated to Pre-Funded Warrants.

The Pre-Funded Warrants are immediately exercisable subject to certain ownership limitations, have an exercise price of $0.0001 per share, may be exercised at any time and do not expire. The Pre-Funded Warrants were determined to be equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of common shares upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, the Pre-Funded Warrants do not provide any guarantee of value or return. As such, proceeds received from the issuance from the Pre-Funded Warrants were recorded as a component of stockholders’ equity within additional paid-in capital. As of September 30, 2023, no Pre-Funded Warrants have been exercised.

6. Collaboration and License Agreements

Novartis

In March 2020, the Company entered into a Collaboration and License Agreement (the Novartis Agreement) with Novartis Institutes For Biomedical Research, Inc. (Novartis) to collaborate on their research efforts to discover and develop novel TCR-T therapies. The Novartis Agreement concluded during the quarter ended March 31, 2023. The Company recognized $5.8 million and $10.4 million of revenue associated with the Novartis Agreement for the nine months ended September 30, 2023 and 2022, respectively.

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

The $30.0 million up-front payment was invoiced in June 2023 and was fully collected in July 2023. For the three and nine months ended September 30, 2023, the Company recognized $3.9 million and $7.0 million, respectively, of revenue associated with the Amgen Agreement. As of September 30, 2023, the Company recorded $23.0 million of deferred revenue, of which $7.8 million is classified as long-term.

7. Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating lease agreements. There have been no material changes to the Company's leases during the period ended September 30, 2023.

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

The term loans mature on September 1, 2026 (the Maturity Date), and will be subject to interest only payments for 24 months, which can be extended to 36 months upon achievement of certain financial and clinical milestones, following which the term loans will amortize in equal monthly installments until maturity. The Company has the ability to repay the loan at any time either in cash or in shares, subject to applicable premiums as specified in the Loan Agreement. The term loans will accrue interest at a per annum rate equal to the greater of (i) 8.75% and (ii) the sum of (A) the prime rate (as last quoted in The Wall Street Journal) and (B) 4.75%, subject to a cap of 9.90%. At September 30, 2023 the applicable interest rate is 9.90%.

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

Future principal debt payments of the convertible term loans funded as of September 30, 2023 are as follows:

2024	$3,427
2025	14,588
2026	11,985
Total principal payments	30,000
Plus: Final payment fee	1,800
Less: unamortized debt discount and final fee	(1,855)
Total debt	29,945
Less: current portion of long-term debt	(1,110)
Long-term debt, net	$28,835

9. Net Loss Per Share

Net Loss Per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(22,997)	$(16,245)	$(69,605)	$(47,498)
Denominator:
Weighted-average common shares outstanding, basic and diluted	94,829,844	24,073,935	55,711,252	24,038,257
Net loss per share, basic and diluted	$(0.24)	$(0.67)	$(1.25)	$(1.98)

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

	September 30,
	2023	2022
Options to purchase common stock	10,518,779	5,258,027
Common stock issuable upon conversion of Loan Agreement	6,269,592	2,100,027
Potential shares issuable under the ESPP	-	100,768
Total	16,788,371	7,458,822

10. Subsequent Events

On November 8, 2023, we entered into that first amendment (the First Amendment) to Lease by and between PPF OFF 828-830 Winter Street LLC as the landlord and the Company as the tenant, dated August 13, 2019 with respect to certain premises located at 830 Winter Street, Waltham, Massachusetts (830 Winter Street Lease). The First Amendment extends the expiration date of the 830 Winter Street Lease from September 30, 2024 to October 31, 2029 and provides for one option to renew the 830 Winter Streat Lease for a five-year period commencing on November 1, 2029.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (Quarterly Report), and our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 8, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” and “Special Note Regarding Forward-Looking Statements” sections of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

In addition, we are developing multiple TCR-T therapy candidates for the treatment of solid tumors. One of the key goals for our solid tumor program is to develop what we refer to as multiplexed TCR-T therapy. We are designing these multiplexed therapies to be a combination of up to three highly active TCRs that are customized for each patient and selected from our bank of therapeutic TCRs, which we refer to as the ImmunoBank. We plan to populate the ImmunoBank with TCRs for multiple targets as well as multiple HLA types for each target, thus helping us to overcome key solid tumor resistance mechanisms of target loss and HLA loss. We are currently advancing five solid tumor programs: TSC-200 (HPV16); TSC-201 (MAGE-C2); TSC-202 (undisclosed target); TSC-203 (PRAME); and TSC-204 (MAGE-A1). We submitted a primary investigational new drug application (IND) for T-Plex, enabling customized mixtures of TCR-Ts to be administered to patients based on cancer-targets and associated common HLA types expressed in their tumors. We have also submitted secondary IND applications for four TCR-T product candidates: TSC-200-A0201, TSC-203-A0201, TSC-204-A0201, and TSC-204-C0702. The United States Food and Drug Administration (FDA) has cleared our INDs for T-Plex, TSC-200-A0201, TSC-203-A0201, TSC-204-A0201, and TSC-204-C0702, allowing us to initiate study start-up activities. We plan to further expand the ImmunoBank by filing INDs for two additional TCRs in the fourth quarter of 2023.

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

We have incurred significant operating losses since our inception. We reported net losses of $69.6 million and $47.5 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $228.0 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect that our expenses and capital expenditure requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from sales of our therapies, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, or other capital sources, including collaborations with other companies, and other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates.

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

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditures into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. For additional information regarding our liquidity, see “Liquidity and Capital Resources” and “Risk factors—Risks related to our financial position and need for additional capital.”

Results of Operations

Three months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Revenue
Collaboration and license revenue	$3,887	$3,363	$524
Operating expenses:
Research and development	22,741	15,031	7,710
General and administrative	5,894	4,910	984
Total operating expenses	28,635	19,941	8,694
Loss from operations	(24,748)	(16,578)	(8,170)
Other income:
Interest and other income, net	2,733	534	2,199
Interest expense	(982)	(201)	(781)
Total other income	1,751	333	1,418
Net loss	$(22,997)	$(16,245)	$(6,752)

Revenue

The revenue recognized during the three months ended September 30, 2023 was driven by recognition of revenue associated with the Amgen Agreement, which commenced in May 2023. The revenue recognized during the three months ended September 30, 2022 was driven by recognition of revenue associated with the Novartis Agreement, which concluded in March 2023. We expect revenue from the Amgen Agreement to result in increased revenues for the remainder of 2023.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Laboratory supplies, research materials and studies	$7,693	$6,250	$1,443
Personnel expenses (including stock-based compensation)	7,001	5,383	1,618
Facility-related and other	4,812	2,474	2,338
Clinical studies	3,235	924	2,311
Total research and development expenses	$22,741	$15,031	$7,710

The increase in research and development expenses was primarily attributable to an increase of $2.3 million in clinical studies expense related to Phase 1 study start-up activities and initial enrollment for TSC-100 and TSC-101 as well as Phase 1 study start-up activities for the solid tumor clinical trial. There was a $2.3 million increase in facility-related expenses due to higher lease costs, including the commencement of a new lease in the fourth quarter of 2022, as well as increased depreciation related to purchases of laboratory equipment. The increased facilities costs are driven by the expansion of in-house chemistry, manufacturing, and controls (CMC) labs and equipment as clinical activities ramp up. There was a $1.6 million increase in personnel expenses, driven by expansion of the in-house CMC, clinical and preclinical departments. There was a $1.4 million increase in laboratory supplies, research materials and studies related to increased need for manufacturing consumables.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Personnel expenses (including stock-based compensation)	$2,220	$2,864	$(644)
Facility-related and other	1,832	1,103	729
Legal and professional fees	1,842	943	899
Total general and administrative expenses	$5,894	$4,910	$984

The increase in general and administrative expenses was primarily attributable to a $0.9 million increase in legal and professional fees. In addition, there was an increase of $0.7 million primarily related to increased costs for depreciation expense and facilities-related costs.

Nine months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Revenue
Collaboration and license revenue	$13,838	$10,440	$3,398
Operating expenses:
Research and development	65,747	44,215	21,532
General and administrative	20,192	14,212	5,980
Total operating expenses	85,939	58,427	27,512
Loss from operations	(72,101)	(47,987)	(24,114)
Other income:
Interest and other income, net	5,403	690	4,713
Interest expense	(2,907)	(201)	(2,706)
Total other income	2,496	489	2,007
Net loss	$(69,605)	$(47,498)	$(22,107)

Revenue

The increase in revenue was primarily related to the recognition of remaining revenue associated with the Novartis Agreement, which concluded in March 2023, and the recognition of revenue associated with the Amgen Agreement, which commenced in May 2023. We expect revenue from the Amgen Agreement to result in increased revenues for the remainder of 2023.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Laboratory supplies, research materials and studies	$23,935	$20,052	$3,883
Personnel expenses (including stock-based compensation)	19,164	14,672	4,492
Facility-related and other	14,815	7,638	7,177
Clinical studies	7,833	1,853	5,980
Total research and development expenses	$65,747	$44,215	$21,532

The increase in research and development expenses was primarily attributable to an increase of $7.2 million in facility-related expenses due to higher lease costs, including the commencement of a new lease in the fourth quarter of 2022, as well as increased depreciation related to purchases of laboratory equipment. These increased facilities costs are driven by the expansion of facilities and equipment for in-house CMC as clinical and preclinical activities ramp up. There was a $6.0 million increase in clinical studies expense related to Phase 1 study start-up activities and initial enrollment for TSC-100 and TSC-101 as well as Phase 1 study start-up activities for the solid tumor clinical trial. There was a $4.5 million increase in personnel expenses, driven by expansion of the in-house CMC, clinical, and preclinical departments. There was a $3.9 million increase in laboratory supplies, research materials and studies related to increased need for manufacturing consumables and license fees.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Personnel expenses (including stock-based compensation)	$8,761	$8,230	$531
Facility-related and other	6,027	3,368	2,659
Legal and professional fees	5,404	2,614	2,790
Total general and administrative expenses	$20,192	$14,212	$5,980

The increase in general and administrative expenses was primarily attributable to a $2.8 million increase in legal and professional fees related to increased legal expense for transactions entered into during 2023. In addition, there was an increase of $2.7 million primarily related to increased costs for depreciation expense and facilities-related costs, and an increase of $0.5 million related to personnel expenses.

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

Pursuant to the Loan Agreement with K2HV (the Loan Agreement), K2HV may provide us with convertible term loans in an aggregate principal amount of up to $60 million, of which $30 million gross proceeds was provided on the closing date. We have the option to draw the remaining tranches subject to certain conditions, including certain clinical milestones. See “Notes to Condensed Consolidated Financial Statements” and “Risk factors—Risks related to our financial position and need for additional capital” for additional details regarding the Loan Agreement.

On May 16, 2023 the Company entered into an the Sales Agreement with Wedbush pursuant to which the Company could sell, from time to time, at its option, up to an aggregate of $75.0 million of shares of its Voting Common Stock, through Wedbush as the sales agent, in “at-the-market” offerings. No common stock has been sold under this Sales Agreement to date.

On June 1, 2023, the Company completed an underwritten public offering of (a) 23,287,134 shares of the Company's Voting Common Stock, inclusive of the underwriters’ 30-day option to purchase 297,660 additional shares of Voting Common Stock, at a price of $2.00 per share, and (b) the Pre-Funded Warrants to purchase up to 47,010,526 shares of the Voting Common Stock, at a price of $1.9999 per warrant with an exercise price of $0.0001 per share. The Company received aggregate net proceeds from the offering of $134.7 million after deducting underwriting discounts, commissions and other offering expenses.

As of September 30, 2023, we had cash, cash equivalents and marketable securities of $215.4 million, excluding restricted cash of $5.0 million.

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

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our planned operating expenses and capital expenditure requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. In the event the convertible debt facility under the Loan Agreement is converted to shares of common stock, such conversion could result in additional and substantial dilution to our existing and future stockholders. If we raise additional funds through additional collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Net cash used in operating activities	$(37,592)	$(50,493)	$12,901
Net cash used in investing activities	(62,672)	(2,848)	(59,824)
Net cash provided by financing activities	135,424	29,248	106,176
Net increase (decrease) in cash, cash equivalents and restricted cash	$35,160	$(24,093)	$59,253

Operating Activities

During the nine months ended September 30, 2023, operating activities used $37.6 million of cash, primarily driven by:

•
our net loss of $69.6 million.

This was partially offset by:

•
non-cash charges of $8.2 million related to depreciation expense, accretion of marketable securities, stock-based compensation, and non-cash interest expense related to note payable,
•
an increase in deferred revenue of $19.1 million, due to the initiation of the Amgen collaboration and completion of the Novartis collaboration,
•
an increase in accrued expense and other liabilities of $2.5 million, and;
•
a decrease in prepaid expenses and other assets of $1.0 million.

During the nine months ended September 30, 2022, operating activities used $50.5 million of cash, primarily driven by:

•
our net loss of $47.5 million,
•
an increase in prepaid rent of $2.2 million, and;
•
a decrease in deferred revenue of $7.0 million, due to recognition of revenue related to the Novartis collaboration.

These were partially offset by:

•
non-cash charges of $7.0 million related to depreciation expense, stock-based compensation, and non-cash interest expense related to note payable.

Investing Activities

During the nine months ended September 30, 2023 and 2022, net cash used in investing activities was $62.7 million and $2.8 million, respectively, related to the purchases of property and equipment and marketable securities.

Financing Activities

During the nine months ended September 30, 2023, net cash provided by financing activities was $135.4 million, consisting of net proceeds of $134.7 million from our follow-on public offering in June 2023 and $0.7 million of proceeds from the exercise of stock options.

During the nine months ended September 30, 2022, net cash provided by financing activities was $29.2 million, consisting primarily of net proceeds from the issuance of the convertible debt of $29.3 million under the Loan Agreement.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer (our Chief Executive Officer), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Principal Executive Officer and Principal Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in biopharmaceutical product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We are still in the early stages of development of our product candidates and have only recently initiated clinical trials for TSC-100 and TSC-101. We have no products licensed for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We have financed our operations primarily through private placements of our preferred stock, our public offerings in 2021 and 2023 and borrowings under a secured loan agreement in September 2022.

We have incurred significant net losses in each period since our inception in April 2018. For the nine months ended September 30, 2023 and the years ended December 31, 2022 and 2021, we reported net losses of $69.6 million, $66.2 million and $48.6 million, respectively. As of September 30, 2023, we had an accumulated deficit of $228.0 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

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

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from sales of any of our product candidates. We do not expect to generate significant revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates. Although we have initiated clinical trials for certain of our product candidates, we have not yet demonstrated an ability to successfully complete clinical trials of our product candidates, obtain marketing approvals, manufacture a commercial-scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization to enable us to generate any revenue from product sales. Our other product candidates are in various stages of preclinical development and, as such, we face significant translational risk as we work to advance these product candidates to the clinical stage. Our ability to generate revenue depends on a number of factors, including, but not limited to:

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

As of September 30, 2023, we had $215.4 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2026. Accordingly, our existing cash, cash equivalents and marketable securities will not be sufficient for us to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources. We may also need to raise additional funds sooner if we choose to pursue additional indications for our product candidates or otherwise expand more rapidly than we presently anticipate.

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

Global economic uncertainty and financial market volatility caused by political instability, changes in international trade relationships and conflicts, such as the ongoing conflict between Russia and Ukraine, and Israel and Hamas, could make it more difficult for us to access financing and could adversely affect our business and operations.

Our ability to raise capital is subject to the risk of adverse changes in the market value of our stock. Periods of macroeconomic weakness or recession and heightened market volatility caused by adverse geopolitical developments could increase these risks, potentially resulting in adverse impacts on our ability to raise further capital on favorable terms. The impact of geopolitical tension, such as a deterioration in the bilateral relationship between the US and China or in the ongoing conflict between Russia and Ukraine or between Israel and Hamas, including resulting sanctions, export controls or other restrictive actions that may be imposed by the US and/or other countries against governmental or other entities in, for example, Russia, also could lead to disruption, instability and volatility in global trade patterns, which may in turn impact our ability to source necessary reagents, raw materials and other inputs for our research and development operations. Any of the abovementioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of any political instability and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section.

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

We are early in our development efforts. We have cleared the INDs for TSC-100 and TSC-101, our most advanced product candidates, as well as for T-Plex, TSC-200-A0201, TSC-203-A0201, TSC-204-A0201, and TSC-204-C0702. Our other product candidates are still in preclinical development. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend significantly on the successful development and eventual commercialization of one or more of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

We are currently advancing multiple TCRs for five solid tumor targets: HPV16 E7 (TSC-200), MAGE-C2 (TSC-201), PRAME (TSC-203), MAGE-A1 (TSC-204), and an undisclosed target for TSC-202. The most advanced TCRs for each target are as follows: TSC-200-A0201 is an HLA-A*02:01-restricted TCR for HPV16 E7 entering Phase 1 development; TSC-201-B0702 is an HLA-B*07:02-restricted TCR for MAGE-C2 in IND-enabling activities; TSC-202-A0201 is an HLA-A*02:01-restricted TCR for an undisclosed target in discovery; TSC-203-A0201 is an HLA-A*02:01-restricted TCR for PRAME entering Phase 1 development; TSC-204-A0201 is an HLA-A*02:01-restricted TCR for MAGE-A1 entering Phase 1 development; and TSC-204-C0702 is an HLA-C*07:02-restricted TCR for MAGE-A1 entering Phase 1 development. We expect to submit IND applications for two additional TCRs in our solid tumor program in the fourth quarter of 2023. However, we may not be able to file such INDs on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs.

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

For autologous TCR-T therapy, our TCR-T therapy candidates are manufactured by using a vector to insert genetic information encoding the TCR construct into the patient’s own T cells. This manufacturing process is dependent on collecting a sufficient number of T cells from the patient. We may not be able to effectively treat some patients if they have an insufficient number of T cells to enable our manufacturing process, which could adversely impact our ability to progress the clinical development of such product candidates and could also adversely impact the commercial viability of such product candidates.

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

Securing regulatory approval also requires the submission of information about the biologic manufacturing process and inspection of manufacturing facilities by the relevant regulatory authority. The FDA or comparable foreign regulatory authorities may fail to approve our manufacturing processes or facilities, whether run by us or our third-party CMOs. In addition, if we make manufacturing changes to our product candidates in the future, we may need to conduct additional preclinical studies or clinical trials to bridge our modified product candidates to earlier versions.

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

In addition, we could face heightened risks with respect to seeking marketing approval in the United Kingdom (UK) as a result of the withdrawal of the UK from the European Union (EU), commonly referred to as Brexit. The UK is no longer part of the European Single Market and European Union Customs Union. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency(MHRA) became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland will continue to be subject to EU rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended) (the HMR) as the basis for regulating medicines. The HMR has incorporated into the domestic law of the body of EU law instruments governing medicinal products that pre-existed prior to the UK’s withdrawal from the EU. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the UK for our product candidates, which could significantly and materially harm our business.

Furthermore, following the Brexit vote, the EU moved the European Medicines Agency’s headquarters from the UK to the Netherlands. This transition may cause disruption in the administrative and medical scientific links between the European Medicines Agency and the UK Medicines and Healthcare products Regulatory Agency, including delays in granting clinical trial authorization or marketing authorization, disruption of import and export of active substance and other components of new drug formulations and disruption of the supply chain for clinical trial product and final authorized formulations. The cumulative effects of the disruption to the regulatory framework may add considerably to the development lead time to marketing authorization and commercialization of products in the EU and/or the UK.

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

There is also significant uncertainty related to the insurance coverage and reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. In the United States, the principal decisions about reimbursement for new medicines are typically made by Centers for Medicare & Medicaid Services (CMS) an agency within the U.S. Department of Health and Human Services (HHS). CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. No uniform policy of coverage and reimbursement for products exists among third party payors and coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours. Reimbursement agencies in Europe may be more conservative than CMS. For example, a number of cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European countries. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale, and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products we may develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize product candidates, and our overall financial condition.

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

The Inflation Reduction Act of 2022 (IRA) includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The outcome of these challenges on the IRA, and the effects of the IRA on our business and the healthcare industry in general are not yet known.

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

Similar laws have been passed in twelve other states and a number of other states have proposed new privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. In addition, laws in all 50 U.S. states require businesses to provide notice to individuals if certain of their personal information has been disclosed as a result of a qualifying data breach. There are also states that are specifically regulating health information. For example, Washington state recently passed a health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric data specifically. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we may likely become subject, if enacted.

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

Significantly, the GDPR imposes strict rules on the transfer of personal data out of the EEA and UK to other regions outside the EEA/UK, or third countries, that have not been deemed to offer “adequate” privacy protections by the competent data protection authorities, including the United States in certain circumstances, unless a derogation exists or adequate international transfer safeguards (for example, the European Commission approved Standard Contractual Clauses (the EU SCCs) and the UK International Data Transfer Agreement/Addendum (the UK IDTA) are put in place. Where relying on the EU SCCs or UK IDTA for data transfers, we may also be required to carry out transfer impact assessments on the transfers made pursuant to the EU SCCs and UK IDTA, on a case-by-case basis, to ensure the law in the recipient country provides “essentially equivalent” protections to safeguard the transferred personal data as provided in the EEA and UK, and may be required to adopt supplementary measures if this standard is not met. The international transfer obligations under the EEA and UK data protection regimes will require significant effort and cost, and may result in us needing to make strategic considerations around where EEA and UK personal data is located and which service providers we can utilize for the processing of EEA and UK personal data. Any inability to transfer personal data from the EEA to the United States in compliance with data protection laws may impede our ability to conduct trials and may adversely affect our business and financial position.

Although the UK is regarded as one of the third countries under the EU GDPR, the European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EEA member states to the UK without additional safeguards. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK will be regulated in the long term. Further, the UK Government has introduced a Data Protection and Digital Information Bill (the UK Bill) into the UK legislative process. The aim of the UK Bill is to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regime and threaten the UK adequacy decision from the European Commission. In addition, EEA Member States have adopted national laws to implement the GDPR that may partially deviate from the GDPR. Further, the competent authorities in the EEA Member States may interpret GDPR obligations slightly differently from country to country and therefore we do not expect to operate in a uniform legal landscape in the EEA. The potential of the respective provisions and enforcement of the EU GDPR and UK GDPR further diverging in the future creates additional regulatory challenges and uncertainties for us. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, complexity and cost to our handling of personal data and our privacy and data security compliance programs and could require us to implement different compliance measures for the UK and the EEA.

It is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK will be regulated in the long term. Although the EU GDPR and the UK GDPR currently impose substantially similar obligations, it is possible that over time the UK GDPR could become less aligned with the EU GDPR. In addition, EEA Member States have adopted national laws to implement the EU GDPR that may partially deviate from the EU GDPR. Further, the competent authorities in the EEA Member States may interpret the EU GDPR obligations slightly differently from country to country and therefore we do not expect to operate in a uniform legal landscape in the EEA. The potential of the respective provisions and enforcement of the EU GDPR and UK GDPR further diverging in the future creates additional regulatory challenges and uncertainties for us. The lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and cost to our handling of European personal data and our privacy and data security compliance programs and could require us to implement different compliance measures for the UK and the EEA. All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants and legal advisors, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, utilize management’s time and/or divert resources from other initiatives and projects. Any failure or perceived failure by us to comply with any applicable federal, state or foreign laws and regulations relating to data privacy and security could result in damage to our reputation, as well as proceedings or litigation by governmental agencies or other third parties, including class action privacy litigation in certain jurisdictions, which would subject us to significant fines, sanctions, awards, injunctions, penalties or judgments. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Given the early stage of development of our product candidates, our patent portfolio is similarly at an early stage. In particular, we do not exclusively license any issued patents and most of the patent applications we own are provisional applications. If we do not obtain meaningful patent coverage for our product candidates, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment, competitors may be able to erode or negate any competitive advantage we may have, which would likely harm our business and ability to achieve profitability. To establish our proprietary position, we have filed provisional patent applications and corresponding Patent Cooperation Treaty (PCT), national, and regional applications related to our novel product candidates that are important to our business, and we have exclusively licensed certain patent applications from The Brigham and Women’s Hospital, Inc. (BWH); we may in the future also license or purchase issued patents or pending patent applications filed by others. U.S. provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing of one or more of our related provisional patent applications. With regard to such U.S. provisional patent applications, if we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. While we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any such patent applications will result in the issuance of patents that provide us with any competitive advantage. If we are unable to secure or maintain patent protection with respect to our antibody technology and any proprietary products and technology we develop, our business, financial condition, results of operations, and prospects could be materially harmed.

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

Licensing of intellectual property is of high importance to our business and involves complex legal, business and scientific issues. Disputes may also arise between us and our licensors regarding intellectual property subject to a license or collaboration agreement, including:

•
the scope of rights granted under the license or collaboration agreement and other interpretation-related issues;
•
whether, and the extent to which, our product candidates, technology and processes infringe on intellectual property of the licensor that is not subject to the licensing or collaboration agreement;
•
our right to sublicense patent and other intellectual property rights to third parties under collaborative development relationships;

•
the calculation and existence of certain payment obligations under the license or collaboration agreement;
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

Depending upon the timing, duration, conditions and specifics of any FDA marketing approval of any of our current or future product candidates that we may receive, one or more U.S. patents that we may obtain in the future may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Amendments) and one or more of our foreign patent rights may be eligible for patent term extension under similar legislation, for example, in the EU. In the United States, the Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for effective patent term lost during product development and the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, there are no assurances that the FDA or any comparable foreign regulatory authority or national patent office will grant such extensions, in whole or in part. For example, we may not be granted an extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to the expiration of relevant patents, or otherwise fail to satisfy other applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or term of any such extension is less than we request, the period during which we can enforce our patent rights for the applicable product candidate will be shortened, and our competitors or other third parties may obtain approval to market competing products following expiration of any patents that we may obtain in the future, and our business, financial condition, results of operations, and prospects could be materially harmed.

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

Our collaboration agreements may grant our collaborators exclusive rights under certain of our intellectual property, and may therefore preclude us from entering into collaborations with others relating to the same or similar compounds, therapeutic targets, indications or diseases. As of March 31, 2023, our Collaboration and License Agreement with Novartis Institutes for BioMedical Research, Inc. (Novartis) concluded. Our Amgen Agreement, to identify antigens recognized by T cells in patients with Crohn’s disease, grants Amgen options to evaluate a variety of modalities to create therapeutics based on targets discovered by us and Amgen will retain all global development and commercialization rights, as well as an option to expand the collaboration to include target discovery for ulcerative colitis, under certain pre-specified terms. Amgen may terminate the Amgen Agreement in its entirety for our insolvency, uncured material breach, or failure to comply with specified compliance provisions or subject to a specified negotiation mechanism. Amgen may terminate the Amgen Agreement in its entirety upon ninety (90) days’ prior written notice to us. If a collaboration agreement is terminated, in whole or in part, we may be unable to continue the development and commercialization of the applicable product candidates, and even if we are able to do so, such efforts may be delayed and result in additional costs.

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
•
our future contract manufacturers may not perform as agreed, may not devote sufficient resources to our product candidates or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store, and distribute our product, if any;
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

As of November 3, 2023, we had 145 full-time employees and 10 part-time employees. As our development and commercialization plans and strategies develop, and as we continue operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

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

As of November 3, 2023, our executive officers, directors, and entities affiliated with such persons beneficially owned, in the aggregate, approximately 31% of our outstanding voting stock and approximately 37% of our outstanding common stock. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders, oppose them. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you or other stockholders may feel are in your or their best interest as one of our stockholders. This concentration of ownership might also have the effect of delaying or preventing a change of control of our Company that other stockholders may view as beneficial.

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
•
the changing and volatile U.S., European and global economic environments; and
•
future accounting pronouncements or changes in our accounting policies.

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

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

During the three months ended September 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

On November 8, 2023, we entered into that first amendment (the First Amendment) to Lease by and between PPF OFF 828-830 Winter Street LLC as the landlord and the Company as the tenant, dated August 13, 2019 with respect to certain premises located at 830 Winter Street, Waltham, Massachusetts (830 Winter Street Lease). The First Amendment extends the expiration date of the 830 Winter Street Lease from September 30, 2024 to October 31, 2029 and provides for one option to renew the 830 Winter Streat Lease for a five-year period commencing on November 1, 2029.

The foregoing summary of the First Amendment is qualified in its entirety by reference to the lease amendment, a copy of which is filed as Exhibit 10.1 to this Quarterly Report.

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

10.1*	First Amendment to Lease by and between PPF OFF 828-830 Winter Street LLC and the Registrant, dated November 8, 2023.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TScan Therapeutics, Inc.

Date: November 9, 2023	By:	/s/ Gavin MacBeath
Gavin MacBeath
Chief Executive Officer (Principal Executive Officer and Interim Principal Financial Officer)

Date: November 9, 2023	By:	/s/ Leiden Dworak
Leiden Dworak
Vice President, Finance (Principal Accounting Officer)