Form 10-K
period 2023-12-31
TScan Therapeutics, Inc.
filed 2024-03-06
CIK 1783328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Market, LLC on June 30, 2023, was $74,489,510.

The number of shares of Registrant’s Common Stock outstanding as of March 1, 2024 was 43,605,608 shares of voting common stock, $0.0001 par value per share, outstanding and 4,276,588 shares of non-voting common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2024 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2023. Portions of such definitive proxy statement for the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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

In some cases, you can identify forward-looking statements by words such as “may,” “can,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “seek,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “possible” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

•
the beneficial characteristics, safety, efficacy, therapeutic effects and potential advantages of our T cell receptor (TCR)-engineered T cell, or TCR-T, therapy candidates;
•
our expectations regarding our preclinical studies being predictive of clinical trial results;
•
the timing of the initiation, progress and expected results of our preclinical studies, clinical trials and our research and development programs;
•
the timing of and our ability to submit applications for, and obtain and, if approved, maintain regulatory approvals for our TCR-T therapy product candidates;
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
•
regulatory developments in the U.S. and foreign countries;
•
our ability to obtain and maintain intellectual property protection for our proprietary platform technology and our product candidates;
•
the anticipated trends and challenges in our business and the market in which we operate;
•
the sufficiency of our existing capital resources to fund our future operating expenses and capital expenditure requirements;
•
the effects of any public health epidemic in regions where we, our partners, or other third parties on which we rely, on any of the foregoing or other aspects of our business or operations;
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
•
We have never generated any revenue from sales of our TCR-T therapy candidates, and our ability to generate revenue from product sales and become profitable depends significantly on our success in a number of areas.

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
•
Global economic uncertainty and financial market volatility caused by political instability, changes in international trade relationships and conflicts could make it more difficult for us to access financing and could adversely affect our business and operations.
•
Recent volatility in capital markets and lower market prices for many securities may affect our ability to access new capital through sales of shares of our common stock or issuance of indebtedness, which may impact our liquidity, limit our ability to grow our business, pursue acquisitions or improve our operating infrastructure and restrict our ability to compete in our markets.
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
•
Although many of our personnel have extensive experience in clinical development and manufacturing at other companies, we have limited direct experience as a company in conducting clinical trials and managing a manufacturing facility for our product candidates.
•
Our preclinical studies and clinical trials may fail to demonstrate adequately the safety, potency and purity of any of our product candidates, which would prevent or delay development, regulatory approval and commercialization.
•
Our business could be adversely affected by the effects of health epidemics, including any ongoing public health crises, in regions where we, our partners or other third parties on which we rely have significant manufacturing facilities, concentrations of potential clinical trial sites or other business operations.
•
We may rely on third parties to manufacture our clinical product supplies, and we may rely on third parties to produce and process our product candidates, if licensed.
•
Allogeneic hematopoietic cell transplantation (HCT) is a high-risk procedure that may result in complications or adverse events for patients in our clinical trials including those unrelated to the use of our product candidates, or for patients that use any of our product candidates, if approved.
•
Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, require expansion of the trial size, limit their commercial potential, or result in other significant negative consequences.
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
•
Although we have expanded our existing manufacturing facility and infrastructure in lieu of relying solely on third parties for the manufacture of our product candidates for certain clinical purposes and many of our personnel have experience in clinical manufacturing at other companies, we have limited experience as a company managing manufacturing for our product candidates, which will be costly and time-consuming, and which may not be successful.
•
We may have difficulty validating our manufacturing process as we manufacture TCR-Ts from an increasingly diverse patient population for our clinical trials.

Risks Related to Government Regulation

•
The U.S. Food and Drug Administration, or FDA, regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.
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
•
Third-party claims of intellectual property infringement, misappropriation or other violations may prevent or delay our product discovery and development efforts.

Risks Related to Our Reliance on Third Parties

•
We plan to rely on third parties to conduct our clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.
•
We have in the past and may in the future form or seek collaborations or strategic alliances or enter into additional licensing arrangements, and we may not realize the benefits of such collaborations, alliances or licensing arrangements.

General Risk Factors

•
Rising inflation rates may result in increased operating costs and reduced liquidity and affect our ability to access credit.

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company focused on developing a robust pipeline of T cell receptor (TCR)-engineered T cell, or TCR-T, therapies for the treatment of patients with cancer. Our approach is based on the central premise that we can learn from patients who are winning their fight against cancer to treat those who are not. Over the past several years, we have built our ImmunoBank, a repository of therapeutic TCRs that recognize diverse targets and are associated with multiple human leukocyte antigen, or HLA, types. These TCRs are then used to manufacture enhanced TCR-T therapies to treat a broad population of patients with both heme and solid tumor malignancies. Every TCR in our ImmunoBank has come from our proprietary platform technologies, and we are continuing to expand our ImmunoBank. Using TargetScan, we analyze the T cells of cancer patients with exceptional responses to immunotherapy to discover how the immune system naturally recognizes and eliminates tumor cells in these patients. This allows us to precisely identify the targets of TCRs that are driving these exceptional responses. We then use these anti-cancer TCRs to treat patients by genetically engineering T cells to recognize and eliminate their cancer. In addition to discovering TCRs against novel targets, we are using our ReceptorScan technology to identify high affinity naturally occurring TCRs for known targets. Once we identify therapeutic candidates using these technologies, we reduce the safety risk of clinical development by comprehensively screening these TCRs against the human proteome using SafetyScan to identify potential off-target interactions. We then eliminate any TCR-T candidates that cross-react with proteins expressed at high levels in normal tissues.

Our in-house good manufacturing practices, or GMP, T-cell engineering platform, which we refer to as T-Integrate, enables the rapid, cost-effective, and consistent manufacturing of TCR-Ts. Our TCR-T candidates are manufactured using a non-viral transposon/transposase system. This system is highly reproducible and can be routinely applied to new TCR-T candidates in a cost-effective manner without the need for extensive process development. The larger cargo capacity of our non-viral vector delivery system allows us to include additional T cell enhancements in our product candidates. In both our heme and solid tumor programs, we are introducing the gene for CD8α/β along with the TCR gene, which enables us to engineer both cytotoxic and helper T cells. We believe this enhancement has the potential to improve responses to TCR-T therapy in the clinic compared to engineering cytotoxic T cells alone. In our solid tumor program, we are also adding a dominant-negative (DN) form of TGFβRII to our T cells, which enables them to proliferate despite the presence of TGFβ in the hostile tumor microenvironment. This has the potential to enhance T cell persistence. Our GMP facility has the estimated capacity to manufacture clinical trial materials for up to 250 TCR-T components per year, sufficient to support all of our programs through Phase 2 clinical development.

We are advancing a robust pipeline of TCR-T candidates for the treatment of patients with hematologic malignancies and solid tumors. Our lead product candidates, TSC-100 and TSC-101, are in development for the treatment of patients with hematologic malignancies to eliminate residual disease and prevent relapse following allogeneic hematopoietic cell transplantation (HCT). TSC-100 and TSC-101 target the antigens HA-1 and HA-2, respectively, which are well-recognized TCR targets that were first identified in patients with exceptional responses to HCT-associated immunotherapy. We have initiated a multi-arm Phase 1 "umbrella" clinical study of TSC-100 and TSC-101 with over ten clinical sites activated, and we plan to add more sites in 2024.

In addition, we are developing multiple TCR-T candidates for the treatment of solid tumors. One of the challenges of treating solid tumors is that they are heterogeneous - not every tumor cell expresses a given target and some tumor cells lose half their HLA genes. To address this challenge, we are developing what we refer to as multiplexed TCR-T therapy - treating a patient with more than one TCR-T candidate at a time. We are designing these multiplexed therapies to be a simultaneous administration of up to three highly active TCR-T therapy candidates, selected from our ImmunoBank, that are customized for each patient based on which targets are expressed in their tumors and which HLA genes are still intact. We continue to prioritize expanding the ImmunoBank with TCRs for multiple targets and multiple HLA types for each target. We have now advanced six TCR-T therapy candidates into Phase 1 development for solid tumors: TSC-203-A0201 (PRAME, HLA-A*02:01); TSC-200-A0201 (HPV16, HLA-A*02:01); TSC-201-B0702 (MAGE-C2, HLA-B*07:02); TSC-204-A0201 (MAGE-A1, HLA-A*02:01); TSC-204-C0702 (MAGE-A1, HLA-C*07:02); and TSC-204-A0101 (MAGE-A1, HLA-A*01:01). In addition to clearing these six solid-tumor investigational new drug (IND) applications, the FDA has cleared our IND application for T-Plex, enabling us to treat patients with multiplexed TCR-T therapy. We plan to further expand the ImmunoBank in 2024 by filing IND applications for additional TCR-Ts.

T cells are an essential component of the adaptive immune system and provide protection against cancer, infection, and autoimmune disorders. Multiple approaches have been and are continuing to be explored to develop effective T cell-based therapies for the treatment of cancer, including checkpoint inhibitor therapy, tumor infiltrating lymphocyte, or TIL, therapy, and chimeric antigen receptor (CAR) T cell, or CAR-T, therapy. The success of checkpoint inhibitor and TIL therapy depends on the specific T-cells present in the patient. If their T-cells do not have appropriate anti-cancer specificities, the therapy is unlikely to be effective. In addition, TIL therapy has, to date, shown limited applicability for the treatment of hematologic malignancies. In contrast, CAR-T therapy has proven effective in certain hematological malignancies of lymphoid origin but has not yet shown efficacy or safety in myeloid malignancies or solid tumors. To address a broader patient population, we believe additional T cell-based approaches are needed that more closely mimic the way the immune system recognizes and fights cancer.

The successful development of TCR-Ts has three key prerequisites: (i) an effective anti-cancer TCR; (ii) knowledge of the precise peptide antigen that is recognized by the TCR; and (iii) confirmation that the TCR does not recognize problematic off-targets. We believe our approach provides us with the following key advantages:

•
Our TCR-Ts are based on highly active TCRs that are clinically relevant. Many other approaches to T cell therapy rely on specifically expanding T cells that are already present in the patient. Our platform analyzes anti-cancer T cells from a broad set of individuals, including patients responding to immunotherapy as well as healthy donors, to find the most active and clinically relevant TCRs against each target. We believe that we can develop TCR-Ts for a wide range of patients, including those who do not have T cells that efficiently recognize their cancers.

•
Our TCR-Ts are designed to be used in combination with each other. We have built the ImmunoBank of TCRs to allow for multiplexed TCR-T, which has the potential to address the heterogeneous nature of solid tumors and prevent resistance developing due to target or HLA loss. We continue to expand the ImmunoBank with TCRs for multiple targets as well as multiple common HLA types for each target, thus helping us overcome the key solid tumor resistance mechanisms of target loss and HLA loss.

•
Our approach is expandable. The ImmunoBank has the flexibility to be used with new and optimized methods of T cell engineering that we may develop over time. We are currently employing the validated approach of patient-specific ex vivo engineering, but as the field evolves, our TCRs may be transitioned to " off-the-shelf" methods, including allogeneic T cells or in vivo engineering. As we expand the ImmunoBank to include TCRs across additional targets and HLA types, we believe we will increase the eligible patient population for our clinical trials, which will allow for rapid and efficient clinical trial enrollment with fewer screen failures.

Our proprietary platform is designed to: (i) discover anti-cancer TCRs from patients with exceptional responses to immunotherapy; (ii) determine novel targets of clinically relevant TCRs; (iii) discover novel TCRs that recognize clinically validated targets; (iv) identify off-target interactions of TCRs to eliminate candidates that could potentially pose a safety risk; and (v) manufacture TCR-Ts efficiently and consistently without the use of viral vectors using our T-Integrate technology. The central elements of our platform that we believe differentiate us from other cell therapy companies are TargetScan, ReceptorScan, SafetyScan, the ImmunoBank, and T-Integrate.

ImmunoBank
SafetyScan Screen
SafetyScan Screen
TargetScan
ReceptorScan
Discover the natural target of any TCR
Cell (2019) 178, 1016-28
Discover highly active TCRs for any target
Engineer and manufacture enhanced TCR-T cells
T-Integrate

TargetScan. At the core of our proprietary platform is TargetScan, which enables us to identify natural targets of TCRs using an unbiased, genome-wide, high-throughput screen. We have developed this technology to be extremely versatile and applicable across multiple therapeutic areas, including cancer, autoimmune disorders, and infectious diseases. It can be applied to virtually any TCR that plays a role in the cause or prevention of disease. Using TargetScan, we have identified approximately 200 novel antigens as targets of tumor infiltrating T cells from patients who are actively responding to immunotherapy. We believe this provides us with a competitive advantage, because not only are we among the first to identify these targets as tumor-specific antigens, but we have also already identified highly active TCRs that recognize these targets. Two of our pipeline programs emerged from TargetScan: TSC-201-B0702 (MAGE-C2, HLA-B*07:02) and TSC-204-C0702 (MAGE-A1, HLA-C*07:02), the latter of which was featured in the peer-reviewed journal Cell in 2022.

ReceptorScan. To further expand our ability to discover and develop therapeutic TCRs, we have developed our proprietary ReceptorScan technology to enable us to identify and clone highly active TCRs that recognize known or clinically validated targets. We co-culture hundreds of millions of CD8+ T cells from either healthy donors or cancer patients with dendritic cells, also referred to as antigen-presenting cells, that display the target antigen of interest to the T cells. T cells that recognize the target of interest proliferate and are subsequently isolated based on their ability to recognize a fluorescently labeled version of the target. We then use single cell sequencing to identify the specific TCR sequences that recognize the target. Our novel technologies allow us to gene-synthesize hundreds of TCRs simultaneously and to rapidly sort through hundreds of target-specific TCRs in a single high-throughput screen to identify the most active clones. Using ReceptorScan, we have identified our two lead TCR-T candidates, TSC-100 targeting HA-1 and TSC-101 targeting HA-2, as well as several other pipeline programs, including TSC-203-A0201 (PRAME, HLA-A*02:01) and TSC-200-A0201 (HPV16, HLA-A*02:01).

SafetyScan. SafetyScan is designed to identify potential off-target interactions of a given TCR and eliminate those TCR candidates that cross-react with proteins expressed at high levels in normal tissue. We believe this will allow us to reduce the risk and enhance the potential safety profile of our TCR-T candidates early in development before we initiate clinical trials.

ImmunoBank. We are expanding the ImmunoBank, our diverse repository of therapeutic TCRs, to allow for multiplexed TCR-T therapy, which has the potential to address the heterogeneous nature of solid tumors and to prevent resistance developing due to loss of a single HLA haplotype. We believe this approach may allow us to overcome the limitations and challenges of TCR-T development to date. We continue to prioritize expanding the ImmunoBank with TCRs for multiple targets as well as multiple HLA types for each target, thus helping us overcome the key solid tumor resistance mechanisms of target loss and HLA loss. Finally, we are expanding the ImmunoBank to have the flexibility to be used with new and optimized methods of T cell engineering that we may develop over time. We have built the ImmunoBank to be compatible with autologous, allogeneic, and in vivo engineering technologies in order to potentially transition to generating off-the-shelf products for direct, customized administration to patients.

T-Integrate. Manufacturing cell therapies is highly complex, and associated challenges have led to significant delays or failures in the development of many cell therapies. To enable the rapid, cost-effective, and consistent manufacturing of TCR-Ts, we have developed a non-viral vector delivery system that we refer to as T-Integrate. Our TCR-T candidates are manufactured using a transposon/transposase system, in which the DNA encoding the TCR is manufactured as a Nanoplasmid™, a non-viral vector. The Nanoplasmid, together with an mRNA sequence encoding a transposase enzyme, is introduced into the T cell by electroporation. After the T cell translates the mRNA into protein, the transposase enzyme inserts the TCR sequence from the Nanoplasmid, as well as any enhancements such as CD8a/b and DN-TGFbRII, into the genome of the T cell. This system is highly reproducible, as the only required components are a Nanoplasmid, which is different for each TCR product, and an mRNA, which is constant for all TCR products. Unlike lentivirus, both components are routinely manufactured in a cost-effective manner without the need for extensive process development.

We have completed the construction and qualification of a 7,000 square-foot state-of-the-art GMP manufacturing facility to manufacture all necessary Phase 1 and 2 supply for our TCR-Ts. We expect that this facility will provide sufficient production capacity to supply product for all planned Phase 1 and 2 clinical studies for the hematologic malignancies and solid tumor programs. We believe our manufacturing platform will enable us to efficiently develop and manufacture many different TCR-Ts, allowing us to deliver customized multiplexed therapy to patients with cancer. We have successfully manufactured TSC-100 and TSC-101 and have dosed patients in our hematological malignancies program. The FDA has additionally cleared seven IND applications for our solid tumor program, including our primary IND application T-Plex, which supports the use of multiple TCR-Ts to create customized multiplexed TCR-T therapy, as well as IND applications for TSC-200-A0201 (HPV16, HLA-A*02:01), TSC-201-B0702 (MAGE-C2, HLA-B*07:02), TSC-203-A0201 (PRAME, HLA-A*02:01), TSC-204-A0201 (MAGE-A1, HLA-A*02:01), TSC-204-C0702 (MAGE-A1, HLA-C*07:02), and TSC-204-A0101 (MAGE-A1, HLA-A*01:01), in our view further validating our manufacturing capabilities.

Our Pipeline

We are expanding the ImmunoBank with the goal of delivering customized multiplexed TCR-T therapy to a wide range of patients with cancer. In addition, we are applying our platform to identify targets and TCRs in therapeutic areas outside of oncology, such as autoimmune disorders and infectious disease, through strategic partnerships. Our current proprietary pipeline is summarized in the figure below.

In addition to our proprietary pipeline programs noted above, we have also entered into collaborations with strategic partners for applications of our platform technologies. We have a collaboration with Amgen Inc., or Amgen, to identify the antigens recognized by T cells in patients with Crohn's disease. Amgen will evaluate a variety of modalities to create therapeutic candidates based on targets discovered by TScan and will retain all global development and commercial rights.

With our differentiated platform as the foundation, we are building a three-pillar research and development strategy to create transformational TCR-Ts for patients.

1.
Our Hematologic Malignancies Program. We are developing TCR-T therapies to treat patients with heme malignancies, including acute myeloid leukemia, or AML, myelodysplastic syndromes, or MDS, and acute lymphocytic leukemia, or ALL, who are undergoing allogeneic HCT. In the first phase of our clinical development strategy, we are initially focusing on clinically validated cancer targets that have been discovered in patients with exceptional responses to HCT-associated immunotherapy, including HA-1 and HA-2.

We are currently enrolling patients in a multi-arm Phase 1 "umbrella" clinical study with over ten clinical sites activated and additional sites planned to be added in 2024. The study protocol allows us to conduct clinical trials of TSC-100 and TSC-101 in parallel, with patients enrolled in treatment arms based on their genotype. Patients who are positive for the target antigen, HA-1 or HA-2, as well as the HLA-A*02:01 allele, which is the HLA type required to display HA-1 and HA-2 on the cell surface for recognition by a T cell, are eligible for enrollment. Eligible patients require donors who are negative for either the target antigen or the HLA-A*02:01 allele.

Through the development of our hematologic malignancies program, we have built a foundation of manufacturing, clinical, and regulatory capabilities, which we are applying to the development of our broader portfolio of TCR-T candidates for solid tumors.

2.
Our Solid Tumor Program. We are developing a portfolio of autologous TCR-T candidates designed to be used in combination with each other to treat and eliminate solid tumors. Our TSC-20X series of product candidates are designed to elicit anti-tumor responses in patients by targeting cancer-specific antigens in their tumor cells. Our TCR-T candidates include: (i) well-recognized cancer targets that have demonstrated anti-tumor activity in clinical trials or novel targets that were identified by TargetScan from the T cells of patients responding to immunotherapy, and (ii) naturally occurring TCRs specific to a patient’s HLA type that recognize these cancer-specific targets. Such targets are not only commonly shared among patients with the same cancer type, but also frequently expressed in multiple solid tumor types, enabling clinical development across multiple indications. Our first six product candidates include a combination of known targets, such as HPV16 for TSC-200, the previously undisclosed target of MAGE-A4 for TSC-202, PRAME for TSC-203, and MAGE-A1 for TSC-204, as well as a target that is a novel antigen for TCR-T therapy, MAGE-C2 for TSC-201. In addition to our six lead product candidates, we have identified approximately 200 novel antigens as targets of tumor infiltrating T cells from patients who are responding to immunotherapy using our TargetScan technology. We are in early stages of analyzing these additional novel antigens and plan to advance those that we believe have the best potential as a TCR-T product candidate into preclinical development.

Our vision is to create and continuously expand the ImmunoBank to enable customized multiplexed TCR-T therapy for a wide range of solid tumor patients. Our initial solid tumor indications include non-small cell lung cancer, head & neck cancer, melanoma, ovarian cancer, cervical cancer, and anogenital cancers. For each patient with a solid tumor malignancy, we first analyze the patient's tumor to determine which targets are expressed at high levels and which HLA genes are still intact. We then access the ImmunoBank and select up to three TCRs that match their HLA type and address the most highly expressed targets in their tumor. We will use this set of TCRs to genetically reprogram their T cells to recognize these targets, and the resulting T cells will be infused back into the patient as a multiplexed TCR-T therapy.

Enabled by the additional cargo capacity of our non-viral vector delivery system, we are also introducing enhancements to our product candidates to deepen tumor responses and prolong duration of response. By introducing the gene for CD8α/β along with the TCR gene, we are able to engineer both cytotoxic and helper T cells which we believe has the potential to improve responses to treatment with TCR-T therapy in the clinic compared to engineering cytotoxic T cells alone. We are also adding a DN-TGFβRII to T cells, which allows them to proliferate despite the presence of TGFβ in the hostile tumor microenvironment. This has the potential to enhance T cell persistence.

3.
Strategic Partnerships and Collaborations. T cells play a fundamental role in many other therapeutic areas beyond cancer, such as autoimmune disorders and infectious diseases. We believe that our TargetScan technology is well suited to discover novel antigens for the development of therapeutics, diagnostics, and vaccines in these other therapeutic areas. We intend to opportunistically pursue collaborations with strategic partners for applications of our platform technologies outside our core focus of oncology.

Our Strategy

Our mission is to create life-changing TCR-T therapies for patients by unleashing the untapped potential of the human immune system. Our goal is to use our proprietary platform technologies for the identification of novel tumor-specific antigens and clinically active TCRs to become a leader in the development of engineered T cell therapies for the treatment of hematologic malignancies and solid tumors. Our strategy includes the following key elements:

•
Leverage our proprietary platform technologies to build the ImmunoBank of therapeutic TCRs to treat a wide range of tumor types. Our TargetScan technology enables us to identify novel antigens that are broadly expressed across multiple types of solid tumors. To ensure that the antigens identified are clinically relevant, we use TCRs from tumor samples of patients with exceptional responses to immunotherapy. Our platform allows us to assess the specificity and cytotoxicity of these TCRs to develop a portfolio of TCR-T candidates with therapeutic potential. As we continue to expand our screening technology, we believe we will be able to fill the ImmunoBank of therapeutic TCRs with the diversity required to treat many solid tumors using multiplexed therapy. We continue to prioritize expanding the ImmunoBank with TCRs for multiple targets as well as multiple common HLA types for each target, thus helping us to overcome the key solid tumor resistance mechanisms of target loss and HLA loss.

•
Advance our lead product candidates, TSC-100 and TSC-101, through clinical development. Our two lead programs, TSC-100 and TSC-101, are designed to target HA-1 and HA-2, respectively, both of which are antigens with clinically demonstrated anti-tumor effects in patients who naturally develop T cells specific to these targets. Using our ReceptorScan technology, we generated hundreds of highly active TCRs that recognize HA-1 and HA-2. We selected TSC-100 and TSC-101 based on their superior potency and lack of off-target effects. We are currently enrolling patients in a multi-arm Phase 1 clinical study of TSC-100 and TSC-101 with over ten clinical sites activated, with additional sites planned to be added in 2024. The study protocol allows us to conduct clinical trials of TSC-100 and TSC-101 in parallel, with patients enrolled in treatment arms based on their genotype. In addition, through our hematologic malignancies program, we have established a foundation of manufacturing, clinical and regulatory capabilities to support the development of our broad portfolio of TCR-Ts.

•
Apply experience from our hematologic malignancies program to efficiently develop our solid tumor program targeting both novel and previously identified antigens. We are initially developing our TSC-20X series of TCR-Ts against five selected target antigens that are frequently expressed across multiple solid tumor types. Our first six solid tumor TCR-T candidates include a combination of known targets, such as HPV16 for TSC-200, MAGE-A4 for TSC-202, PRAME for

TSC-203, and MAGE-A1 for TSC-204, as well as a target that is a novel antigen for TCR-T therapy, MAGE-C2 for TSC-201. We believe that the treatment of solid tumors will require a combination of several therapeutic TCRs, which we refer to as 'multiplexed therapy'. We plan to leverage the foundation built from our heme malignancies program to efficiently develop a robust portfolio of TCR-T candidates and expand the ImmunoBank to enable multiplexed TCR-T therapy for the treatment of solid tumors.

•
Maintain internal manufacturing capabilities based on our non-viral T-Integrate system. We believe that in-house manufacturing capabilities substantially facilitate the successful early development of cell therapies. For our TCR-T candidates, we have developed a non-viral gene delivery system, which we refer to as T-Integrate, based on transposons that are designed to enable cost-effective and consistent cell manufacturing with short development times. We have built an internal, fully operational GMP manufacturing facility that we expect will provide sufficient capacity to support our clinical programs in both heme malignancies and solid tumors through Phase 2 clinical trials. The additional cargo capacity of our non-viral vector delivery system allows us to add T cell enhancements to our product candidates. By introducing the gene for CD8α/β along with the TCR gene, we are able to engineer both cytotoxic and helper T cells, which we believe has the potential to improve responses to TCR-T therapy in the clinic compared to engineering cytotoxic T cells alone. We are also adding a DN-TGFβRII to T cells, which enables them to proliferate despite the presence of TGFβ in the hostile tumor microenvironment. This has the potential to enhance T cell persistence. With the FDA clearance of our IND applications for TSC-100, TSC-101, and our seven IND applications for our solid tumor program, including our primary IND application, T-Plex, we consider our approach to be validated.

•
Develop next generation T cell engineering capabilities. Our long-term vision is to develop off-the-shelf products, either through allogeneic T-cell engineering or in vivo engineering, and provide customized multiplexed TCR-T therapy to patients with a wide range of malignancies. Although our initial solid tumor programs are autologous, we are developing T cell engineering technologies and in-house manufacturing capabilities to transition our therapeutic TCRs to alternative modalities.

•
Opportunistically pursue strategic partnerships and collaborations to maximize the full potential of our platform. Our platform represents a powerful tool to identify targets and TCRs in therapeutic areas outside of oncology, such as autoimmune disorders and infectious diseases. We intend to seek strategic partners with proven clinical development and commercialization capabilities for certain targets and/or assets that do not overlap with our internal programs or our core focus. To date, we have a research collaboration and license agreement with Amgen to identify the antigens recognized by T cells in patients with Crohn’s disease. Under the terms of the agreement, TScan received a $30 million upfront payment and is eligible to earn success-based milestone payments of over $500 million, based upon the achievement of certain development and commercial milestones as well as tiered single-digit royalty payments on net sales of products development from the collaboration. Amgen will evaluate a variety of modalities to create therapeutics based on targets discovered by TScan and will retain all global development and commercial rights to such therapeutics. We have also expanded our target discovery capabilities to include both CD8+ and CD4+ T cell target discovery by engineering our platform to include class II antigen presentation. This capability allows for us to expand discovery efforts into T-cell mediated autoimmune disorders that have a strong Major Histocompatibility Complexes, or MHC, class II linkage. We intend to leverage this new capability to identify the pathogenic autoantigens driving T-cell mediated autoimmune disorders.

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

Overview of T Cell Biology

T cells are an essential component of the adaptive immune system and provide protection against cancer, infection, and autoimmune disorders. T cells are classically divided into two primary types of activating cells: helper T cells and cytotoxic T cells. Helper T cells, which express the CD4 co-receptor, function by providing signals to other immune cells for activation and recruitment. Cytotoxic T cells, which express the CD8 co-receptor, function by killing any cells in the human body that are expressing unnatural proteins, including proteins that are not expressed in normal tissue, proteins that arise from mutated genes, or proteins derived from pathogens. By definition, tumor cells are abnormal and make a wide variety of unnatural proteins. T cells are activated and exert their helper or cytotoxic function when their TCRs recognize antigens displayed on the surface of malignant or infected cells.

Virtually every cell in the body has a mechanism for displaying on its surface a sampling of every protein that is being made by the cell. This includes all normal proteins as well as aberrant proteins if the cell is cancerous or proteins from pathogens if the cell has been infected. Cellular proteins are broken down into short fragments, or peptides, by the proteasome, and these peptides are loaded into MHCs to be displayed on the outside of the cell. These peptide/MHC complexes are recognized by TCRs on cytotoxic CD8+ T cells, as shown in the graphic below. Because the TCR recognizes both the peptide and the MHC, a TCR only functions correctly when both the peptide and the correct MHC are present.

TCRs on Cytotoxic CD8+ T Cells Recognize the

Peptide/MHC Complexes of Tumor Cells

MHC proteins, which present different peptides to the human immune system, are highly variable among people. An individual’s MHC proteins are determined by their HLA type. Although there are many different HLA types, some are quite common. For example, 42% of individuals in the U.S. are positive for the HLA-A*02:01 allele, or variant. TCRs are often referred to as “HLA-restricted” because they are only able to interact with specific HLA types. For this reason, TCR-Ts harness the specificity of the TCR-peptide-MHC interaction to selectively target tumor cells.

Current Approaches to T Cell Therapy

Multiple approaches are being explored to develop effective T cell-based therapies for the treatment of cancer. One approach is to isolate naturally occurring T cells from a patient’s tumor, referred to as TILs, expand and activate those cells ex vivo, and then return them to the patient via intravenous infusion. Although the targets of these T cells are not known, it is presumed that T cells isolated from a tumor are enriched in T cells directed against cancer cells. This approach, however, depends on the anti-cancer T cells present in the patient. If the patient’s TILs do not have appropriate anti-cancer specificities or if their anti-cancer TILs cannot be adequately expanded ex vivo, the therapy is unlikely to be effective.

A different approach that has proven effective in certain hematological malignancies is to identify targets that are highly expressed on the surface of tumor cells, such as CD19. Antibody fragments that recognize these targets are used to create an artificial construct that links the antibody to key signaling elements required for T cell activation. The resulting CAR is incorporated genetically into a patient’s T cells, thereby redirecting those cells to recognize and fight the patient’s cancer. Although CAR-T therapies have been highly effective in certain tumor types, leading to multiple approved products, the benefit of these therapies and the addressable cancer indications have been limited by several factors. First, it is likely that there is a relatively limited set of truly tumor-specific cell surface antigens. In general, most antigens expressed on the surface of tumor cells are also expressed on normal cells, resulting in therapies that, even if effective, have a narrow therapeutic window and are vulnerable to potentially life-threatening toxicities. Second, CAR-T cells rely on antibody fragments that recognize cell-surface proteins, precluding intracellular proteins as potential targets. Third, CAR-T therapies generally do not efficiently penetrate solid tumors, which to date has limited their applicability to hematologic malignancies.

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

Reprogramming T cells with proven, highly effective TCRs has the potential to comprehensively treat all cancer patients

The development of TCR-Ts requires three key prerequisites: (i) an effective anti-cancer TCR; (ii) knowledge of the precise peptide antigen that is recognized by the TCR; and (iii) confirmation that the TCR does not recognize problematic off-targets. Each of these prerequisites is technically challenging. Historically, targets of anti-cancer T cell clones were identified through a manual and labor-intensive process, and the identification of each target was often a multi-year project. As a result, only a few dozen targets have been identified to date and most clinical development efforts are focused on a short list of the most promising targets.

Two key shortcomings in the TCR field remain: low response rates and limited duration of response. These are in part related to solid tumors being heterogenous, and to poor persistence of engineered T cells in patients. We believe we can overcome these known issues by adding enhancements to our product candidates, such as the addition of CD8α/β to improve persistence compared to CD8α alone. We are also co-introducing DN-TGFβRII, which is designed to overcome immunosuppression from TGFβ in the tumor microenvironment.

Our Approach

Our approach is based on the central premise that we can learn from patients who are winning their fight against cancer in order to treat those who are not. Using our proprietary platform technologies, we are analyzing the T cells of cancer patients with exceptional responses to immunotherapy to discover clinically relevant targets and TCRs. We are expanding the ImmunoBank with the goal of delivering customized multiplexed TCR-T therapy to a wide range of patients with cancers.

Learning

When a patient responds to an immunotherapy drug such as an immune checkpoint inhibitor, their tumor shrinks because T cells in their tumor become activated and drive an anti-tumor cytotoxic response. The TCRs of their T cells recognize tumor-specific antigens on tumor cells and signal the T cell to kill the cancer cells. Our approach starts with isolating clinically active anti-cancer T cells from tumor samples of patients who are responding to immunotherapy agents. We then use our proprietary TargetScan technology to determine the precise targets being recognized by their TCRs. This provides us with a novel TCR/target pair that can be developed into a TCR-T candidate. The advantage of our approach is that when we identify a new target, we know the target is immunologically relevant – the human immune system has already used that target to recognize and fight cancer. Furthermore, we have already identified a TCR that recognizes the target and, importantly, is associated with a meaningful clinical response in a patient. To de-risk clinical development of the TCR, we use our SafetyScan technology to scan across every peptide sequence in the entire human proteome with the goal of ensuring that it does not have any problematic off-target effects. We then select TCRs that are highly active with no apparent problematic off-target effects to be added to the ImmunoBank.

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

Our Proprietary Target and TCR Discovery Process

Treating

Our discovery process enables us to build and expand the ImmunoBank with what we believe represents the most active TCRs isolated from a large group of diverse patients who are responding to immunotherapy. We are developing TCR-Ts that use these clinically relevant TCRs to reprogram the T cells of patients who do not spontaneously generate effective anti-cancer T cells and thus do not respond to immunotherapy. Such patients will first have their tumors undergo HLA typing and testing for the presence of tumor-specific targets. Next, to manufacture engineered T cells, white blood cells will be obtained from either the patient or a healthy donor using a procedure called leukapheresis. We will then transport these white blood cells to our in-house manufacturing facility, where we isolate the T cells and genetically engineer them using TCR sequences from the ImmunoBank. We believe the continued expansion and diversification of the ImmunoBank will enable us to deliver customized multiplexed TCR-T therapies to more patients, where each patient’s T cells are engineered with multiple TCRs that are matched to their specific tumor and HLA type. For example, if a patient’s tumor expresses high levels of a particular cancer target, their T cells will be reprogrammed with a TCR that recognizes that particular cancer target. The FDA's clearance of our T-Plex IND application for the simultaneous administration of different TCRs, as well as secondary IND applications for the first six TCRs in our solid tumor program, allows us to rapidly and efficiently expand the ImmunoBank and enables us to work toward our goal of bringing customized, multiplexed therapies to patients.

Once the T cells are engineered with a combination of the most relevant TCRs, they will be transported back to the treatment facility and reintroduced into the patient by intravenous infusion. Following the infusion, the engineered T cells, which are designed to recognize multiple targets expressed by the patient’s tumor, will proliferate in vivo and mount an anti-cancer immune response. Our patient treatment and manufacturing process is summarized in the graphic below.

Our Patient Treatment and Manufacturing Process

Key Features of Our Approach

We believe there are three key advantages to our approach:

•
Our TCR-Ts are based on highly active TCRs that are clinically relevant. Many other approaches to T cell therapy rely on specifically expanding T cells that are already present in the patient. Our platform analyzes anti-cancer T cells from a wide variety of patients who are responding to immunotherapy in order to find the most active and clinically relevant TCRs against each target. We believe that we can develop TCR-Ts for a wide range of patients, including those who do not have T cells that efficiently recognize their cancers.

•
Our TCR-Ts are designed to be used in combination with each other. We are expanding the ImmunoBank of TCRs to allow for multiplexed TCR-T therapy, which has the potential to address the heterogeneous nature of solid tumors and to prevent resistance developing due to loss of a single target. We believe this approach may allow us to overcome the limitations and challenges of TCR-T development to date. We continue to prioritize expanding the ImmunoBank with TCRs for multiple targets as well as multiple common HLA types for each target, thus helping us to overcome the key solid tumor resistance mechanisms of target loss as well as HLA loss. As the ImmunoBank is populated with more TCRs, we expect that patient eligibility will expand, as will our target market opportunities.

•
Our approach is expandable. The ImmunoBank has the flexibility to be used with new and optimized methods of T cell engineering that we may develop over time. We have built the ImmunoBank to be compatible with both autologous and allogeneic engineering technologies in order to potentially transition to generating off-the-shelf, allogeneic T cells that have been pre-engineered with our TCRs for direct administration to patients.

Our Platform

Our proprietary platform is designed to: (i) discover anti-cancer TCRs from patients with exceptional responses to immunotherapy; (ii) determine novel targets of clinically relevant TCRs; (iii) discover novel TCRs that recognize clinically validated targets; (iv) identify off-target interactions of TCRs to eliminate candidates that could potentially pose a safety risk; (v) multiplex treatments through inclusion of clinically relevant targets with HLA type to customize treatments and (vi) manufacture TCR-Ts efficiently and consistently without the use of viral vectors using T-Integrate. The central elements of our platform that differentiate us from other cell therapy companies are our proprietary platform technologies: TargetScan, ReceptorScan, SafetyScan, the ImmunoBank and T-Integrate.

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

Overview of Our Proprietary TargetScan Technology

T cells expressing
TCR of interest
Genome-wide library
of target cells
Peptide-MHC
Protein
fragment
Proteasome
Protein fragments are
processed naturally
and span every human
protein
Cells are co-cultured
Cell
sorting
DNA
sequencing
TCR target
antigens
identified
T cell engagement drives target cell fluorescence
Fluorescent cells
are sorted out using
flow cytometry
Target cell sequencing
reveals TCR targets

Central to this technology is the library of protein fragments used for any given TargetScan screen. Our proprietary libraries comprise hundreds of thousands of specific sequences that collectively include most or all of the targets that a TCR could potentially recognize. For example, our current Oncology Target Discovery Library (version 3.0) comprises of 700,000 clones, each expressing a unique protein fragment. Collectively, these fragments span every human protein encoded in the human genome, along with all single nucleotide polymorphisms, or SNPs, which are single amino acid variations in naturally occurring proteins, observed at over 1% frequency in the human population. In addition, the library includes elements that are specific to cancer cells, which are particularly interesting to us as potential targets: common oncogenic driver mutations, cancer/testis antigens, human endogenous retroviruses, or HERVs, and a large collection of sequences that are not translated in normal tissue but frequently translated in human cancers. We constructed our libraries using a tiling pattern of overlapping fragments to provide complete and redundant coverage of every targeted sequence.

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

SafetyScan—Elimination of Off-Target Activity

SafetyScan is designed to identify potential off-target interactions of a TCR and eliminate those TCR candidates that cross-react with proteins expressed at high levels in critical organs. We believe this will allow us to reduce the risk and enhance the potential safety profile of our TCR-T candidates early in development before we initiate clinical trials.

The ability to identify problematic off-target interactions is critical as TCR-Ts engineered with TCRs that recognize off-targets expressed at high levels in critical organs could cause toxicities, thereby limiting their therapeutic potential. We use SafetyScan to screen affinity-enhanced versions of TCRs. Affinity enhancement is a process by which a naturally occurring TCR is mutated in order to generate a more potent therapeutic construct. One such affinity-enhanced TCR that we screened had previously entered clinical trials with a different sponsor, but human testing of the TCR was halted abruptly because two patients treated with T cells engineered to express this affinity-enhanced TCR died of acute cardiac failure within five days of T cell administration. Subsequent studies revealed that this TCR recognized an off-target derived from the muscle protein titin, which is abundantly expressed in cardiac tissue. When we screened this same affinity-enhanced TCR using our SafetyScan technology, we identified a variety of potential additional off-targets which were not seen in our screen of the natural TCR, including the protein titin. This experiment demonstrates why we believe that our SafetyScan technology provides a significant competitive advantage, because it enables us to rapidly and efficiently eliminate from our preclinical pipeline TCRs that are identified as recognizing potentially problematic off-targets. Importantly, this includes off-targets that may not be identified through standard bioinformatics or in- vitro tissue assays. We believe that SafetyScan thereby has the potential to enable us to decrease the risk of encountering unexpected toxicities in our clinical trials by providing a genome-wide understanding of off-target effects.

Using our TargetScan technology, we have identified approximately 200 novel antigens as targets of tumor infiltrating T cells from patients who are responding to immunotherapy. We believe this provides us with a competitive advantage, because not only are we among the first to identify these targets as tumor-specific antigens, but we have also already identified highly active TCRs that recognize these targets.

ReceptorScan identifies ultra-high affinity, naturally occurring TCRs with low risk of off-target effects

T-Integrate—Genetic Engineering of T Cells Using Transposons

Cell therapy manufacturing is highly complex, and associated challenges have led to significant delays or failures in the development of many cell therapies. To enable the rapid, cost-effective, and consistent manufacturing for a variety of selected TCRs, we have developed a non-viral vector delivery system that we refer to as T-Integrate. Our manufacturing platform enables us to introduce any of the TCRs from the ImmunoBank, along with additional genetic elements such as CD8 that further augment T cell function, into the genomes of patient- or donor-derived T cells.

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

As a more efficient and reproducible alternative to lentivirus, we have developed T-Integrate to genetically engineer T cells using a transposon/transposase system, as shown in the graphic below. In this system, DNA encoding the TCR is manufactured as a Nanoplasmid™ and enables DNA delivery using a smaller plasmid footprint. The Nanoplasmid, together with an mRNA sequence encoding a transposase enzyme, is introduced into the T cell by electroporation. After the T cell translates the mRNA into protein, the transposase enzyme inserts the TCR sequence from the Nanoplasmid into the genome of the T cell. This system is highly reproducible, as the only required components are a Nanoplasmid, which is different for each TCR product, and an mRNA, which is constant for all TCR products. Unlike lentivirus, both of these components are routinely manufactured in a cost-effective manner without the need for extensive process development. We believe our manufacturing platform will enable us to efficiently develop and manufacture many different TCR-Ts, allowing us to deliver customized multiplexed therapy to patients with cancer. We have successfully manufactured TSC-100 and TSC-101 and dosed patients in our hematologic malignancies program. The FDA has cleared seven IND applications for our solid tumor program, including our primary IND application, T-Plex, which supports the simultaneous administration of multiple TCRs to create customized multiplexed TCR-T candidates, as well as IND applications for TSC-200-A0201 (HPV16, HLA-A*02:01), TSC-201-B0702 (MAGE-C2, HLA-B*07:02), TSC-203-A0201 (PRAME, HLA-A*02:01), TSC-204-A0201 (MAGE-A1, HLA-A*02:01), TSC-204-C0702 (MAGE-A1, HLA-C*07:02), and TSC-204-A0101 (MAGE-A1, HLA-A*01:01).

Our T-Integrate Manufacturing Platform

Our transposon vector includes both the beta and alpha chains of the TCR under the control of a strong promoter. This is designed to ensure that high levels of the TCR are produced on the surface of the T cells and that the TCRs that are normally expressed in the patient’s or donor’s T cells, or the ‘endogenous’ TCRs, are suppressed. We have also introduced specific alterations in the constant region of the TCR to further augment its stability. In addition to the TCR, our transposon construct includes genes encoding the alpha and beta chains of the cell-surface protein CD8. CD8 forms a complex with the TCR and is necessary for the TCR to recognize its target on tumor cells. Including the CD8 co-receptor in our construct enables us to genetically reprogram both major types of T cells: cytotoxic T cells that naturally make their own CD8, and helper T cells that do not make CD8. Our final TCR-Ts are a mixture of both cytotoxic and helper T cells that have been reprogrammed to recognize and eliminate tumor cells expressing the relevant targets. We also included a short peptide tag at the beginning of CD8α in our construct. This tag does not interfere with the function of CD8α but provides a way to easily purify the engineered T cells during our manufacturing process. We are also enhancing our T cell therapies with the addition of DN-TGFβRII to overcome the immunosuppressive tumor microenvironment. An illustration of the construct of our TCR-Ts is shown below.

Construct of our TCR-Ts

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

Our Hematologic Malignancies Program

We are developing our hematologic malignancies program to treat patients with AML, MDS, or ALL who are undergoing allogeneic HCT. In the first phase of our clinical development strategy, we are initially focusing on well-recognized cancer targets that have been discovered in patients with exceptional responses to HCT-associated immunotherapy, including HA-1 and HA-2. Our program is based on the well-established observation that patients who are mismatched with their donors for minor histocompatibility antigens such as HA-1 or HA-2, and naturally mount a T cell response against those antigens, show significantly lower relapse rates following HCT. By developing TSC-100 and TSC-101, TScan aims to recreate this natural graft versus leukemia response to prevent relapse in patients undergoing HCT.

Minor histocompatibility antigens like HA-1 and HA-2 are distinct from other cancer-associated antigens such as WT1 previously targeted by TCR-Ts in hematologic malignancies. As shown below, cancer-associated antigens like WT1 have low and heterogenous expression and were previously selected so that normal blood cells in the patient would be relatively spared. WT1-targeted TCR-Ts proved to have relatively poor efficacy in patients with AML, potentially due to the rapid emergence of resistant tumor cells that had lacked WT1 expression and thus escaped killing by engineered T cells. HA-1 and HA-2 in contrast have high and homogenous expression (see below), making it less likely for tumors cells to escape due to low antigen expression. While HA-1 and HA-2 are also expressed in normal blood cells, treating HA-1/HA-2 positive patients who receive stem cell transplantation from donors who are negative for HA-1/HA-2, ensures that the engineered T cells selectively eliminate all the patient’s blood cells, malignant, pre-malignant or normal, while sparing donor-derived normal blood cells. This strategy therefore enables high levels of anti-cancer efficacy with what we believe to be less risk of life-threatening toxicities to normal cells.

We are conducting clinical trials of our lead TCR-T candidates, TSC-100 and TSC-101, in parallel, with patients enrolled in treatment arms based on their genotype, as shown below. Patients who are positive for the target antigen, HA-1 or HA-2, as well as the HLA-A*02:01 allele, which is the HLA type required to display HA-1 and HA-2 on the cell surface for recognition by a T cell, will be eligible for enrollment. Furthermore, eligible patients will require donors who are negative for either the target antigen or the HLA-A*02:01 allele.

Our Clinical Development Strategy for Multiple TCR-T Candidates

Background on Hematologic Malignancies

HCT has become the standard of care for many hematologic malignancies. When a patient with leukemia undergoes HCT, they start by receiving a conditioning regimen of high dose chemotherapy with or without radiation. This regimen is intended to kill both the patient’s leukemia cells as well as their native blood cells and blood cell precursors, including hematopoietic stem cells in their bone marrow. The patient then receives hematopoietic stem cells from an HLA-matched donor. The stem cells engraft in their bone marrow and start to repopulate their body with new blood cells, which are now genetically identical to the donor. HCT has demonstrated the rare opportunity in cancer treatment to generate long-term remissions or cures. For example, patients with AML who receive HCT have a five-year post-transplant survival rate of up to 40%.

Approximately 8,000 allogeneic HCT procedures are performed yearly in the U.S., primarily in patients with AML, MDS, or ALL. Approximately 7,500 allogeneic HCT procedures are performed yearly in the U.S. in patients with AML, MDS, or ALL. As a curative therapy for many hematologic malignancies, use of HCT has been steadily increasing over the last two decades, with increased use driven largely by increasing donor qualification, an increase in disease prevalence due to aging populations, and improved conditioning regimens permitting broader use in older and frailer patient segments. In addition, newer, more effective leukemia therapies continue to drive an increasing use of HCT in patients who previously failed to achieve proper remission prior to transplant. While the approval of CAR-T therapies has significantly impacted the treatment of B cell malignancies over the last decade, HCT in non-B cell malignancies is anticipated to remain the standard of care for patients. An example of the limitations associated with CAR-T therapy is the difficulty differentiating tumor from normal cells as seen with CD19-targeted CAR-T therapies. CD19 is a target highly expressed on the surface of tumor cells, as well as normal B cells, which are also eliminated by CD19 targeted CAR-T cells. While loss of B cells does not generally lead to serious complications, toxicity on other normal myeloid blood cell types such as neutrophils would cause a life-threatening complication called febrile neutropenia in which bacterial infections occur due to the loss of neutrophils. This is one reason why CAR-T therapies cannot be used in non-B cell hematologic malignancies such as myeloid leukemias and HCT remains the standard of care for those patients.

However, despite the increasing use of HCT and the resulting clinical benefits or cures, approximately 40% of the patients who receive HCT relapse, at which point there are limited treatment options, and the prognosis is very poor. Clinical observations have shown that if the T cells of the donor recognize certain minor histocompatibility antigens, or miHAs, in the patient’s leukemia cells, such as proteins that have single amino acid differences between the patient and the donor, the T cells of the donor drive a specific graft vs. leukemia, or GvL, effect, whereby the engrafted donor T cells detect remaining leukemia as foreign and eliminate the remaining disease. As a result, the patient often experiences a long-term remission from their cancer, or even a complete cure. If the miHAs are also expressed in non-hematopoietic tissues, the patient may develop graft vs. host disease, or GvHD, but if the miHAs are only expressed in blood cells, a specific GvL effect is observed without an increase in GvHD. Our hematologic malignancies program is focused on targeting miHAs that are exclusively expressed in hematopoietic cells in order to induce the GvL effect while potentially mitigating the risk of GvHD.

TSC-100

TSC-100 is an allogeneic, donor derived TCR-T candidate directed at eliminating all native blood cells, including residual cancer cells, in HA-1-positive and HLA-A*02:01-positive patients with hematologic malignancies who undergo HCT using a donor who is either HA-1-negative or HLA-A*02:01-negative. Using ReceptorScan, we screened over a hundred million CD8+ T cells and identified and assessed hundreds of highly active TCRs that recognize the HA-1 antigen. We selected TCR-100a based on its superior affinity, cytotoxic activity, and specificity compared to the others. TSC-100 is designed to elicit an anti-tumor response in patients by targeting HA-1, which is present on malignant and normal blood cells of HA-1-positive patients but not on any of the new, donor-derived blood cells they receive from a donor who is either HA-1-negative or HLA-A*02:01-negative. We believe that donor T cells specifically engineered to express TCR-100a will generate an anti-tumor effect in patients, leading to a reduction in relapse rates and an increase in long-term survival.

HA-1 was one of the first miHAs to be discovered in a patient undergoing HCT. HA-1 is a peptide antigen derived from the protein ARHGAP45, which is an intracellular protein expressed at high levels in all blood cells but not in any other tissue. ARHGAP45 comes in two forms. In HA-1-positive individuals, the peptide has the sequence VLHDDLLEA and, if the individual has the HLA type A*02:01, the antigen is efficiently displayed on the surface of blood cells. In HA-1-negative individuals, the peptide has the sequence VLRDDLLEA, and the HA-1 antigen is not displayed. Approximately 60% of people have the VLHDDLLEA sequence and approximately 42% of people in the U.S. have the HLA type A*02:01, which means that approximately 25% of individuals in the U.S. are HA-1-positive with the specific HLA type required for antigen expression. Studies of patients receiving HCT have shown that in cases where the T cells of an HA-1-negative donor naturally develop a response to HA-1 in an HA-1-positive patient, the T cells mediate a specific GvL effect, and the patient often experiences a long-term remission. TSC-100 is based on this clinical observation and is designed to specifically cause this GvL effect in patients receiving HCT.

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

TSC-100 Treatment Paradigm

Because people inherit two copies of every chromosome, one from their mother and one from their father, everyone has two copies of the ARHGAP45 gene. HA-1-positive patients can therefore be either homozygous for HA-1 (+/+), with both genes encoding the HA-1-positive peptide (VLHDDLLEA), or heterozygous for HA-1 (+/-), with one gene encoding the HA-1-positive peptide and the other encoding the HA-1-negative peptide (VLRDDLLEA). To ensure that TSC-100 can effectively eliminate healthy blood cells and leukemia cells that are either homozygous HA-1-positive (+/+) or heterozygous HA-1-positive (+/-), we assessed the activity of TSC-100 against blood cells derived from a variety of healthy donors and patients with AML and ALL. In preclinical studies, TSC-100 eliminated both homozygous and heterozygous HA-1-positive healthy blood cells and leukemia cells.

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

TSC-101

Like TSC-100, TSC-101 is an allogeneic, donor derived TCR-T candidate directed at eliminating residual cancer cells in HA-2-positive and HLA-A*02:01-positive patients with hematologic malignancies who undergo HCT using a donor who is either HA-2-negative or HLA-A*02:01-negative. HA-2, which is derived from the protein MYO1G, is another miHA that has been identified to be clinically relevant. In patients who naturally develop HA-2-specific T cells, a GvL effect has been observed and these patients experience long-term remissions. Using ReceptorScan, we have identified a highly active TCR, which we refer to as TCR-101a, that recognizes HA-2.

Unlike HA-1, the HA-2 antigen is highly prevalent, with approximately 95% of individuals in the U.S. being HA-2-positive. However, as with HA-1, a specific HLA type, HLA-A*02:01, which is present in approximately 42% of individuals in the U.S., is required to display the HA-2 antigen on the cell surface for recognition by a T cell. As a result, approximately 40% of HCT patients would be positive for both HA-2 and HLA-A*02:01 and therefore be eligible for treatment with TSC-101 using a donor who is negative for HLA-A*02:01, regardless of whether the donor is HA-2-positive or HA-2-negative. Such donors are straightforward to identify and should be available to most patients who undergo half-matched, or haploidentical, transplantation using family members as donors, as patients typically have between two and three potential haploidentical donors.

Like TCR-100a, we used ReceptorScan to identify TCR-101a. We screened approximately 237 million CD8+ cells from five healthy HA-2 negative donors and identified approximately 1,302 natural TCRs that recognize HA-2. These were then narrowed down to 15 TCRs with the highest surface expression and greatest affinity for the HA-2 peptide. We further evaluated the top five TCRs for off-target cross-reactivity against the entire human proteome using SafetyScan, identifying TCR-101a as the most active TCR with the lowest off-target activity and cleanest cross-reactivity profile against 108 other HLA alleles. Finally, TSC-101, our TCR-T candidate which is T cells manufactured to express TCR-101a, was tested on a panel of normal cell types representing all vital organs and did not recognize any normal non-hematologic cell type. In contrast, TSC-101 demonstrated efficient cell killing of both normal and malignant primary hematologic samples confirming a high degree of selectivity for hematologic cells. The discovery of TCR-101a was presented at the 63rd American Society of Hematology Annual Meeting and Exposition, in December 2021.

Clinical Development Plan for Our Hematologic Malignancies Program

Background on Types of HCT

Patients with acute leukemias who undergo allogeneic HCT have heterogeneous outcomes that are primarily related to two main variables: (i) the intensity or doses of the conditioning regimen they receive prior to the stem cell infusion and (ii) the type of donor who provides the stem cells.

High-intensity conditioning regimens are called myeloablative conditioning and are associated with higher mortality rates. They are therefore reserved for young and relatively fit patients. Lower-intensity regimens are called reduced-intensity conditioning, or RIC, and are better tolerated, but are associated with higher relapse rates. TSC-100 and TSC-101 are both designed to substantially reduce relapse rates, and we are enrolling patients who are eligible for RIC-based HCT with the goal of improving clinical outcomes for these patients.

There are different types of donors who are eligible for allogeneic HCT procedures. Donors who are siblings of the patient and are perfectly matched for eight out of eight HLA alleles are considered the highest priority donor type for patients undergoing allogeneic HCT, but these types of donors are available for less than a third of patients. For most patients, the choice is between an unrelated donor who is perfectly matched for eight out of eight HLA alleles, referred to as a matched unrelated donor, or MUD, or a family member such as a sibling or child who has a half-match with the patient, referred to as a haploidentical donor, or haplo. Historically, haplo donor transplantation was associated with much higher GvHD than MUD transplants, but a recent treatment regimen that uses chemotherapy given three days after stem cell infusion called post-transplantation cyclophosphamide, or PTCy, specifically kills immune cells that cause GvHD. As a result, haplo transplants with PTCy have recently achieved equivalent outcomes as MUD transplants and are rapidly increasing in usage in the U.S. and worldwide.

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

Phase 1 Clinical Trial

The clinical studies for TSC-100 and TSC-101 are well underway, within a multi-arm, controlled, Phase 1, "umbrella" design clinical trial to investigate the safety and efficacy of TSC-100 and TSC-101 in patients with ALL, AML, and MDS, that are undergoing HCT following RIC. We are currently dose escalating both treatment arms and are currently treating patients at the third and final dose level.

Our Phase 1 clinical trial is designed to include measurements of early surrogate markers of efficacy, such as donor chimerism, or the percentage of blood cells that are donor-derived, and whether patients continue to have detectable residual leukemia, referred to as minimal residual disease, or MRD, in their post-transplant bone marrow biopsy, both of which are predictors of relapse. As shown in the graphic below, we are also including a control arm, comprising patients who do not meet the HLA or miHA genetic criteria and are treated with standard RIC haplo transplantation alone. Comparisons of both safety and efficacy outcomes with this control arm will potentially enable all patients treated with TSC-100 or TSC-101 to be included as part of the efficacy analysis for the initial Phase 1 trial prior to transitioning the program into a registrational Phase 2 trial towards a future biologics license application, or BLA, filing.

Multi-Arm Phase 1 Clinical Trial Design

Initial clinical data

In February 2024 we reported updated results on the first 14 patients enrolled in our ongoing Phase 1 hematologic malignancies study, which we presented at the 2024 Tandem Meetings: Transplantation & Cellular Therapy Meetings of the American Society for Transplantation and Cellular Therapy (ASTCT®) and the Center for International Blood and Marrow Transplant Research (CIBMTR®). Eight patients were enrolled in the treatment arms, and six patients were enrolled in the control arm. A total of four patients were treated with TSC-100, one with T-ALL, two with AML, and one with MDS, and four patients were treated with TSC-101, one with TP53-mutated MDS, one with AML and two with B-ALL. In both the TSC-100 and TSC-101 treatment arms, all patients (8/8) achieved complete donor chimerism, associated with a favorable prognosis. One AML patient was MRD-positive following HCT, converted to MRD-negative following treatment with TSC-101, and maintained MRD-negative status, with the most recent measurement at day 180 post-transplant. The six control-arm patients, three with MDS and three with AML, were enrolled and received standard of care consisting of HCT alone. One TP53-mutated MDS control-arm patient evolved with MRD positivity and worsening mixed chimerism, ultimately experiencing disease relapse approximately six months after transplantation and unfortunately succumbed to the relapse approximately nine months after transplant. Additionally, one MDS patient in the control arm had a clinical relapse approximately five months after transplantation, and one MDS patient in the control arm developed worsening mixed chimerism that prompted early termination of immunosuppression resulting in complete donor chimerism. Two of the six patients in the control arm achieved complete donor chimerism following HCT.

Anticipated timeline

We have now successfully manufactured and dosed patients in both treatment arms of the Phase 1 clinical trial. Patients have been enrolled up to the third and final dose level in both treatment arms with no dose limiting toxicities thus far, suggesting that the third and final dose level will likely become the recommended Phase 2 dose. We expect to open expansion cohorts at this recommended Phase 2 dose level to further characterize safety and evaluate translational and efficacy endpoints in the third quarter of 2024. Additionally, we plan to complete enrollment and report one-year clinical and translational data on initial patients in 2024 and report two-year prevention of relapse data in 2025.

Future market expansion opportunities

If TSC-100 and TSC-101 demonstrate the ability to significantly reduce relapse rates after HCT, there could potentially be new opportunities to expand the curative potential of HCT combined with TSC products to greater numbers of patients. Currently, only about 7,500 patients with AML, MDS, or ALL undergo HCT per year in the U.S. out of approximately 35,000 patients diagnosed each year. There are two reasons for this relatively modest rate of transplant use. First, only patients who achieve a clinical complete remission (CR) are referred for HCT since the relapse rates of patients not in CR are considered too high to effectively use HCT. If HCT, combined with either TSC-100 or TSC-101, markedly reduces relapse rates, patients who do not achieve CR could possibly undergo HCT and benefit from its curative potential. This market expansion would require a separate clinical trial. Second, while RIC has enabled many more elderly and frail patients to undergo transplantation, the chemotherapy and radiation doses used for conditioning are still high and considered too toxic for most patients over the age of 65 or those with underlying comorbidities. This is because the conditioning regimen of HCT is considered the primary modality for eliminating residual leukemia cells and reducing doses further would result in greater relapse rates. If, the relapse rates could be reduced by treatment with either TSC-100 or TSC-101 post HCT, however, a clinical trial could test the use of minimal intensity conditioning prior to HCT. If successful, this would further expand the curative potential of HCT combined with TSC-100 or TSC-101 therapy to older, frailer patients. A final market expansion opportunity could occur from the use of either TSC-100 or TSC-101 as a chemotherapy and radiation-free conditioning regimen for non-malignant diseases such as sickle cell anemia which are currently treated with HCT. Since chemotherapy and radiation are associated with the risk of long-term toxicities such as cancer, heart damage, lung damage and infertility, cellular therapies such as TSC-100 or TSC-101 could reduce those risks and increase the numbers of patients willing to undergo HCT for non-malignant diseases.

Solid Tumor Program

We are developing a portfolio of autologous TCR-T candidates designed to be used in combination with each other to treat and eliminate solid tumors. Our TSC-20X series of product candidates are designed to elicit an anti-tumor response in patients by targeting cancer-specific antigens in their tumor cells. Our TCR-T candidates include: (i) either well-recognized cancer targets that have demonstrated anti-tumor activity in clinical trials or novel targets that were identified by TargetScan from the T cells of patients responding to immunotherapy and (ii) naturally occurring TCRs specific to a patient’s HLA type that recognize these cancer-specific targets. Such targets are not only commonly shared among patients with the same cancer type, but also frequently expressed in multiple solid tumor types, enabling clinical development across multiple indications. Our six solid tumor TCR-T candidates include a combination of known targets, such as HPV16 for TSC-200, the previously undisclosed target MAGE-A4 for TSC-202, PRAME for TSC-203, and MAGE-A1 for TSC-204, as well as a novel TCR-T target that has not yet been tested in the clinic, MAGE-C2 for TSC-201. To date, we have received FDA clearance for seven INDs for the treatment of solid tumors. These include a primary IND for the entire solid tumor program, which we refer to as T-Plex, which supports the simultaneous use of multiple TCRs to create customized multiplexed TCR-T candidates based on target and HLA expression. The FDA has also cleared INDs for TSC-203-A0201 (PRAME, HLA-A*02:01); TSC-200-A0201 (HPV16, HLA-A*02:01); TSC-201-B0702 (MAGE-C2, HLA-B*07:02); TSC-204-A0201 (MAGE-A1, HLA-A*02:01); TSC-204-C0702 (MAGE-A1, HLA-C*07:02); and TSC-204-A0101 (MAGE-A1, HLA-A*01:01). We plan to further expand the ImmunoBank by filing INDs for additional TCRs throughout 2024. In addition to our lead solid tumor TCR-T programs, we have identified about 200 novel antigens as targets of tumor infiltrating T cells from patients who are responding to immunotherapy using our TargetScan technology. We are in early stages of analyzing these additional novel antigens and plan to advance those that we believe have the best potential as a TCR-T therapy candidate into preclinical development.

We have built the ImmunoBank, a repository of highly active TCRs, to enable multiplexed TCR-T therapy. Our vision is to expand the ImmunoBank with TCRs that recognize diverse targets and are associated with multiple HLA types to provide a broad array of therapeutic options for patients with various types of solid tumors. For patients with a solid tumor malignancy, we plan to analyze their tumor to determine which targets are expressed at high levels in their cancer. We will then access the ImmunoBank and select up to three TCRs that match their HLA type and address the most highly expressed targets in their tumor. We will use this set of TCRs to genetically reprogram their T cells to recognize these targets and the resulting engineered T cells will be infused back into the patient simultaneously as a multiplexed TCR-T therapy.

Our Strategy to Treat Solid Tumors with Multiplexed TCR-T Therapy

TCR-Ts for the Treatment of Solid Tumors

Immunotherapy has reshaped the treatment of solid tumors by demonstrating that tumor shrinkage, eradication, and long-term durable responses can be obtained by stimulating the patient’s own immune system to attack their cancer cells. Immune checkpoint inhibitors, such as nivolumab or pembrolizumab, work by unleashing anti-cancer T cells that are already present in a patient’s tumor, enabling those T cells to recognize and eliminate their cancer. For patients who respond to checkpoint inhibitors, these agents have been shown to be very effective. However, only a subset of patients responds to checkpoint inhibitors, highlighting the need for T cell-based therapies that can treat those patients who do not respond. Despite their efficacy in only a subset of patients, checkpoint inhibitors have annual sales of about $25 billion in the U.S.

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

Our Solution

Our solid tumor program is based on the premise that if we can understand how T cells naturally fight cancer, we can use this information to design life-changing TCR-Ts for virtually any patient with cancer. Our discovery process begins with identifying patient T cells that are actively driving their clinical response to immunotherapy. We then use TargetScan to determine the precise targets of these highly active TCRs. Our discovery efforts are initially focused on patients with head and neck cancer who respond to checkpoint inhibitor therapy and patients with melanoma who respond to TIL therapy. These cancers represent tumor types with a high degree of T cell infiltration and strong responses to immunotherapy, which provides us with clinically active T cells from which we can discover novel TCR/target pairs. We have found that targets discovered in one type of cancer are often expressed in other cancers as well, enabling broader clinical development of our TCR-T candidates. The tumor types we are focused on also express several known targets that were previously discovered from patient T cells. We are using ReceptorScan to discover highly active TCRs for these previously identified targets to complement the discovery of our novel TCR/target pairs. Finally, the ImmunoBank will allow us to target multiple HLA types to prevent target loss and increase durability of response.

Novel Targets Identified from Patients with Head and Neck Cancer

One of the ways we identify anti-cancer TCRs is by focusing on T cells that clonally expand in a tumor when the patient responds to checkpoint inhibitor therapy. Some of this work is being performed under collaborative research agreements with various academic institutions. Using single cell sequencing, our collaborators determined the TCR sequences of thousands of T cells in the tumors of patients with head and neck cancer before and after immunotherapy. This analysis also revealed the frequency of each T cell clone in the tumor samples. As an example, if a particular TCR sequence is observed at 0.05% frequency in the tumor before the patient receives immunotherapy and then increases to 5% after the tumor starts to shrink, the T cell has clonally expanded 100-fold and is likely to have played a causal role in driving the patient’s clinical response. Certain TCR sequences are not detectable in the pre-treatment biopsy but are observed at high frequency in the post-treatment tumor. These emerging clones are also potential candidates for driving the patient’s clinical response. An illustrative example of T cell sequencing data from one patient with head and neck cancer who had a complete response to immunotherapy can be found below.

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

We are focused on the discovery of novel targets within this class of antigens and have built a TargetScan library comprising 40,000 fragments that cover 1,600 CTA genes. Because this library is substantially less complex than our genome-wide Oncology Target Discovery Library, we can screen the TargetScan library with dozens of TCRs simultaneously. For example, we screened 35 TCRs derived from 11 patients with melanoma who received TIL therapy. In a single screen, we identified two TCR/target pairs that recognize CTAs, including the antigen target for one of our lead solid tumor product candidates, TSC-201, which we recently disclosed as MAGE-C2, and TSC-202, which we recently disclosed as MAGE-A4.

TCR and Target Validation Process

When we discover novel TCR/target pairs, we first determine if the gene that encodes the target is expressed at high levels in normal tissue. We found that TSC-201 (MAGE-C2) is exclusively expressed in testis, which is an immune privileged tissue and, as a result, should not pose a significant safety concern. We also examined how frequently the target is expressed in various solid tumors. In the screen, MAGE-C2 was overexpressed in a high percentage of melanoma tumor samples as well as in several other tumor types, including non-small cell lung cancer, or NSCLC, and head and neck cancer.

Next, as part of our discovery process, we test if the TCRs discovered with our approach can kill cancer cells that naturally express the relevant target and specific HLA type. As shown below on the left, when T cells expressing the TCR that recognizes MAGE-C2 are cultured with melanoma cell lines that naturally express different levels of MAGE-C2, such as A101D and SKMEL5, the degree to which the T cells get activated correlates with the expression level of MAGE-C2 in the melanoma cells. In addition, the T cells kill melanoma cells expressing high levels of MAGE-C2, as shown below on the right but do not kill cells that express low levels of MAGE-C2, which highlights the selectivity of the TCR for MAGE-C2.

Finally, to reduce the risk that a TCR discovered in a targeted screen recognizes any problematic off-target interactions, we re-screen the TCR using SafetyScan and our genome-wide library. When the TCR that recognizes MAGE-C2 was re-screened using our Oncology Target Discovery Library, which includes protein fragments spanning every normal protein encoded in the human genome, only one potential off-target interaction was observed. We subsequently identified several cell lines that naturally express the full-length protein from which the off-target antigen was derived and found that T cells engineered with the TCR do not recognize or kill these cells. Although the TCR recognizes target cells overexpressing protein fragments containing this off-target antigen, it does not recognize cells expressing the full-length protein at normal levels. This shows that our genome-wide screen detects potential off-targets with very high sensitivity, and that not all off-targets detected in this manner are problematic. In the event, however, that a TCR exhibits problematic off-target effects, we can use ReceptorScan to discover alternative TCRs that have similar anti-cancer effects but do not cross-react with proteins expressed at high levels on normal tissue or critical organs.

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

TSC-20X Series

Our six clinical-stage solid tumor TCR-T candidates include a combination of known targets, such as HPV16 for TSC-200, MAGE-A4 for TSC-202, PRAME for TSC-203, and MAGE-A1 for TSC-204, as well as a target that is a novel antigen for TCR-T, MAGE-C2 for TSC-201. All of these targets are frequently expressed in the solid tumors of interest to us, including melanoma, head and neck cancer, NSCLC, cervical cancer, ovarian cancer, and anogenital cancer. In 2023, it is estimated that in the U.S., approximately 100,000 patients were diagnosed with melanoma, 67,000 with head and neck cancer, 200,000 with NSCLC, 14,000 with cervical cancer, 20,000 with ovarian cancer, and 18,000 with anogenital cancer. We have advanced a combination of known and novel targets into clinical development, which is allowing us to use the product candidates targeting known antigens as backbones for our initial clinical trials evaluating multiplexed TCR-T therapy. For example, we plan to evaluate TSC-203, which targets PRAME, a well-known and clinically validated tumor-specific protein, in combination with TSC-201 targeting MAGE-C2.

TSC-200 (HPV16)

In parallel with our TargetScan discovery efforts in head and neck cancer, we are using ReceptorScan to discover highly active TCRs that target antigens in human papilloma virus, or HPV, for our TSC-200 program. Over 25% of head and neck cancers are caused by HPV infection, including up to 70% of oropharangeal cancers. HPV antigens are a particularly compelling set of targets as HPV proteins drive tumorigenesis in these cancers, which means that these proteins are (1) present in every tumor cell in an HPV-positive tumor and (2) essential to the survival of the tumor cell. In addition to head and neck cancers, HPV is found in more than 90% of cervical and anogenital cancers as well as over 60% of vaginal, vulval, and penile cancers. Recent Phase 1 clinical data from the National Cancer Institute showed tumor regression with objective clinical responses in 50% of patients with metastatic HPV-positive cancers who were treated with a TCR-T candidate targeting HPV16, which we believe provides clinical support for the inclusion of an HPV16-targeting TCR-T, TSC-200-A0201, in our multiplexed TCR-T treatment strategy. We have identified over a thousand TCRs that recognize HLA-A*02:01-specific antigens derived from HPV16 and have advanced TSC-200-A0201 (HPV16, HLA-A*02:01), into Phase 1 development. We also intend to extend our discovery efforts to include additional HPV16-derived antigens presented on other HLA types as the program advances, such as TSC-200-C0702 (HPV16, HLA-C*07:02), currently in discovery.

TSC-201 (MAGE-C2)

We are developing the TSC-201 series of candidates as TCR-Ts targeting melanoma-associated antigen C2, or MAGE-C2. We initially identified MAGE-C2 as the target of T cells from a melanoma patient responding to TIL therapy. MAGE-C2 is a CTA that is exclusively expressed in testis and is not expressed in normal adult tissues. The testis is an immune-privileged tissue and, as a result, we believe that targeting MAGE-C2 should not pose a significant safety concern. In addition, MAGE-C2, which contributes to tumorigenesis by suppressing the cellular mechanisms responsible for controlling cell division, is selectively expressed across multiple different types of tumors, including approximately 50% of melanomas, approximately 25% of head and neck cancers, and approximately 50% of non-small cell lung cancers. Tumors expressing MAGE-C2 have been shown to be associated with metastasis and poor patient survival. We are currently advancing three MAGE-C2 TCRs; TSC-201-B0702 (MAGE-C2, HLA-B*07:02), currently in Phase 1 development; TSC-201-A0201 (MAGE-C2, HLA-A*02:01), currently in discovery; and TSC-201-A2402 (MAGE-C2, HLA-A*24:02), currently in discovery. We are also using ReceptorScan to identify additional TCRs for MAGE-C2 epitopes presented on other HLA alleles to further expand the ImmunoBank and increase the addressable patient population.

TSC-202 (MAGE-A4)

We are developing the TSC-202 series of candidates as TCR-Ts targeting melanoma-associated antigen 4, or MAGE-A4. MAGE-A4 is a clinically established CTA that contributes to tumorigenesis by interfering with cell cycle arrest. MAGE-A4 is expressed in 33% of cervical cancers enabling multiplexing with TSC-200, and MAGE-A4 is expressed in 50% of non-small cell lung cancers, 40% of head and neck cancers, and 30% of melanomas. Using ReceptorScan, we have identified thousands of TCRs that recognize multiple HLA-A*02:01-specific epitopes derived from MAGE-A4 and have advanced one MAGE-A4 TCR-T, TSC-202-A0201, into lead optimization.

TSC-203 (PRAME)

We are developing the TSC-203 series of candidates as TCR-Ts targeting Preferentially Expressed Antigen in Melanoma, or PRAME. Like MAGE-C2, PRAME contributes to tumorigenesis by suppressing cellular signals that control cell division, and higher expression levels of PRAME in tumors correlate with increased metastasis and poor patient outcomes. PRAME is a CTA that, like MAGE-C2 and MAGE-A4, is absent in adult tissues except in the ovaries and testis. Approximately 50% of NSCLCs, approximately 25% of cervical cancers, and approximately 90% of both melanomas and head and neck cancers express PRAME. Moreover, PRAME expression is homogeneous within these tumors, which we believe makes it an attractive target for multiplexed TCR-T therapy. Using ReceptorScan, we have identified thousands of TCRs across multiple PRAME-derived epitopes presented on HLA-A*02:01. We are currently advancing three PRAME TCR-Ts; TSC-203-A0201 (PRAME, HLA-A*02:01), currently in Phase 1 development; TSC-203-B0702 (PRAME, HLA-B*07:02), currently in lead optimization; and TSC-203-A2402 (PRAME, HLA-A*24:02) currently in discovery. In addition, we are using TargetScan on clinically active TCRs from patients with melanoma and head and neck cancer to identify novel PRAME epitopes presented on other HLA types.

TSC-204 (MAGE-A1)

We are developing the TSC-204 series of candidates as TCR-Ts targeting melanoma-associated antigen 1, or MAGE-A1. MAGE-A1 is a cancer/testis gene frequently overexpressed in a wide variety of solid tumors, including approximately 45% of head and neck cancers, 50% of melanomas, 50% of cervical cancers and 50% of non-small cell lung cancers. Using our TargetScan platform, we initially identified MAGE-A1 as one of the targets of expanded T cells from a head and neck cancer patient responding to checkpoint inhibitor therapy. Multiple different TCRs from this patient recognize a novel HLA-C*07:02-restricted epitope of MAGE-A1, and one of these TCRs is the basis of TSC-204-C0702 (MAGE-A1, HLA-C*07:02), currently in phase 1 development. In addition to this TCR-T candidate, we further expanded the TSC-204 series by using ReceptorScan to identify additional TCRs for MAGE-A1 epitopes presented on several other common HLA alleles to further expand the addressable patient population. We are currently advancing five MAGE-A1

TCR-Ts: TSC-204-A0201 (MAGE-A1, HLA-A*02:01), currently in Phase 1 development; TSC-204-C0702 (MAGE-A1, HLA-C*07:02), currently in Phase 1 development; TSC-204-A0101 (MAGE-A1, HLA-A*01:01) currently in Phase 1 development; TSC-204-A0301 (MAGE-A1, HLA-A*03:01) currently in discovery; and TSC-204-B0702 (MAGE-A1, HLA-B*07:02) currently in discovery.

In addition to our six lead solid tumor TCR-T candidates, we have identified approximately 200 novel antigens as targets of tumor infiltrating T cells from patients who are responding to immunotherapy using TargetScan. Although target validation naturally results in attrition, it is clear that tumor-resident T cells recognize many more shared antigens than have been reported to date. Many of the antigens we have identified are expressed across multiple solid tumor types and some have expression levels comparable or superior to targets currently in clinical development by others. We are currently in the process of validating several of these additional novel antigens and identifying potential TCR/target pairs using our platform technologies. We plan to continuously expand the ImmunoBank with TCRs for both known and novel targets as well as address different HLA types to enable customized multiplexed TCR-T therapy candidates while also addressing the potential issue of HLA loss leading to resistance for a wide range of solid tumor patients.

Clinical Development Plan for Our Solid Tumor Program

For the initial first-in-human studies for our TSC-20X series of TCR-T candidates, we are evaluating multiple TCRs in parallel to determine the safety and preliminary efficacy of multiplexed TCR-T therapy. The FDA has cleared our IND application for T-Plex, which serves as the primary IND application for our solid tumor program, enabling customized simultaneous administration of TCR-Ts to be administered to patients based on the targets and HLAs expressed in their tumors. Specific TCRs for each patient will be chosen from the ImmunoBank consisting of high affinity, naturally occurring TCRs that recognize a variety of prevalent cancer-specific targets and are associated with common HLA types. Each unique TCR-T will be filed as a secondary IND application and will reference the primary T-Plex IND application.

In addition to the T-Plex IND application, the FDA has cleared secondary IND applications for six TCR-T product candidates: TSC-203-A0201 (PRAME, HLA-A*02:01); TSC-200-A0201 (HPV16, HLA-A*02:01); TSC-201-B0702 (MAGE-C2, HLA-B*07:02); TSC-204-A0201 (MAGE-A1, HLA-A*02:01); TSC-204-C0702 (MAGE-A1, HLA-C*07:02); and TSC-204-A0101 (MAGE-A1, HLA-A*01:01). We have initiated a multicenter Phase 1 clinical trial to evaluate the safety, preliminary efficacy, and feasibility of repeat dosing of multiplexed TCR-T therapy. We plan to enroll patients with non-small cell lung cancer, melanoma, head and neck cancer, ovarian cancer, cervical cancer, and anogenital cancer. We expect that many of the clinical trial sites enrolling patients in our hematologic malignancies program are planning to join our solid tumor Phase 1 study. We are currently enrolling patients in the screening protocol of this study, with patient dosing expected to commence in the first quarter of 2024.

We plan to further populate the ImmunoBank with additional targets and HLA types, including cancer/testis antigens and TCRs targeted at epitopes of HPV. We envision these HPV-targeting TCRs will serve as a backbone therapy for patients with HPV-positive malignancies, including head and neck, cervical, and anogenital cancers. According to the Centers for Disease Control, the incidence of HPV-positive cancers in the U.S. is approximately 46,000 cases per year, with five-year survival rates ranging from approximately 50% to 70%. The targets of TSC-201, TSC-202, TSC-203, and TSC-204 are also frequently expressed in the solid tumors of interest to us, as shown below.

Cancer Expression Levels for the Targets of our Lead Solid Tumor Programs

After establishing single agent safety for each of our initial solid tumor TCR-T candidates in a multi-arm Phase 1 clinical trial, we plan to test our TSC-200 series of TCR-Ts in combination with other TCRs in the ImmunoBank in patients who are positive for the respective targets of these therapies. We will also explore three-TCR simultaneous administrations in patients who are positive for the three respective targets. Because the targets of TSC-201, TSC-202, TSC-203, and TSC-204 are also frequently expressed in melanoma and NSCLC, we will also explore various simultaneous administrations of these TCR-T candidates in patients with HPV-negative head and neck cancer, melanoma, and NSCLC. A summary of our planned Phase 1 clinical strategy is shown below.

TSC-200 Series Dose Escalation Scheme Provides Rapid Path to Testing and Expanding Multiplexed TCR-T in Phase 1

Anticipated timeline

As we advance our solid tumor program, we anticipate submitting IND filings for additional TCRs throughout 2024. As we continue to discover and validate TCR/target pairs, we aim to continue to file additional IND applications and introduce those solid tumor TCR-T candidates into this multi-arm basket-style Phase 1 clinical trial. We believe this trial will serve as the first step towards our long-term goal of expanding the ImmunoBank to provide customized multiplexed TCR-Ts for virtually any patient with a solid tumor malignancy. We plan to share initial data from the singleplex cohorts as well as initial multiplex data for our first simultaneous administrations of TCRs under T-Plex in 2024, with long-term duration of response data for multiplexed therapy anticipated in 2025.

ImmunoBank – Flexible Content for Diverse Platforms

Our current clinical development strategy is based on autologous T cell engineering. As the field of T cell engineering evolves, a wide variety of additional manufacturing platforms are being developed that may further improve TCR-T products. For example, companies such as Lyell Immunopharma, Inc. are developing methods to enhance autologous T cell engineering to provide improved duration of efficacy, while companies such as Allogene Therapeutics, Inc. are developing ways to engineer allogeneic T cells and companies such as Umoja Biopharma, Inc. are developing ways to engineer T cells in vivo. All of these engineering platforms require validated “content” – TCRs that recognize tumor-specific antigens on cancer cells without recognizing problematic off-targets. As we advance the ImmunoBank of TCRs through clinical development, we intend to continue to build our own manufacturing platform, while simultaneously investigating novel T cell engineering platforms once they have established safety and efficacy. Ultimately, we aspire to build the largest collection of validated TCR “content” that can be used with a variety of T cell engineering platforms.

Expansion Opportunities Beyond Oncology

Our primary focus is on the development of T cell therapies to treat cancer. However, T cells play a fundamental role in many other disease areas, such as infectious disease and autoimmune disorders. We believe that our TargetScan technology is well suited to discover novel antigens for the development of therapeutics, diagnostics, and vaccines in these other areas. We intend to build additional corporate value by opportunistically pursuing collaborations with strategic partners for applications of our platform technologies outside our core focus.

Other Diseases

TargetScan can also be used for novel target discovery in additional infectious diseases and autoimmune disorders. For example, infections such as tuberculosis, influenza, and HIV have been shown to be T cell-mediated and are associated with high mortality rates. In addition, many autoimmune disorders such as rheumatoid arthritis, psoriasis, and scleroderma are largely T cell-mediated, but with poorly defined instigating self-antigens. Our TargetScan technology, which provides an unbiased, genome-wide method to discover the natural targets of disease-relevant T cells, is well positioned to identify these self-antigens. We believe the discovery of these targets could enable the development of novel, more targeted therapeutic approaches to treat these diseases.

License and Collaboration Agreements

Collaboration Agreement with Amgen

On May 8, 2023, we entered into a Research Collaboration and License Agreement with Amgen Inc. (Amgen), or the Amgen Agreement, to identify antigens recognized by T cells in patients with Crohn’s disease utilizing our proprietary target discovery platform, or TargetScan. Under the terms of the Amgen Agreement, Amgen will then evaluate a variety of modalities to create therapeutics based on targets discovered by TScan and will retain all global development and commercialization rights. Amgen made an upfront payment of $30 million to us and we are eligible to earn success-based milestone payments of over $500 million, based upon the achievement of certain development and commercial milestones, as well as tiered single-digit royalty payments on net sales of products developed from the collaboration, subject to reductions set forth in the Amgen Agreement.

Collaboration and License Agreement with Novartis

On March 27, 2020, we entered into a Collaboration and License Agreement with Novartis Institutes for BioMedical Research, Inc. (Novartis) (such agreement, the Novartis Agreement). Pursuant to the Novartis Agreement, we have received an aggregate of $20.0 million of cash representing the upfront payment and research funding totaling $10 million. We granted Novartis and its affiliates options to obtain exclusive, royalty-bearing, sublicensable, transferable, worldwide licenses to certain target antigens identified in performance of the Novartis Agreement and corresponding T cell receptors for such target antigens to make, have made, import, use, sell or offer for sale, including to develop, manufacture, commercialize, register, hold or keep, have used, export, transport, distribute, promote, market or have sold or otherwise dispose of such target antigens and corresponding T cell receptors.

The ownership of inventions (and resulting patent rights) created in performance of the collaboration was determined by inventorship. We retained our rights to (i) our intellectual property, (ii) programs that are not selected by Novartis, and (iii) our platform improvements, which were not considered collaboration technology.

Our collaboration with Novartis concluded in March 2023.

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

Upon execution of the amendment of the BWH Agreement dated April 20, 2021, we paid an additional one-time fee of $466,500. We are required to pay BWH up to an aggregate of $12.72 million upon the achievement of certain clinical, regulatory and sales milestones for therapeutic products and processes. We are obligated to pay a low double-digit percentage of all non-royalty income we receive under sublicenses of BWH’s patent rights. We are also obligated to pay a low single-digit percentage of all non-royalty income we receive under agreements with third parties, or Collaborators, where we practice under BWH’s patent rights in connection with the research or development of one or more therapeutic products or processes with or for such third party, or Collaboration Agreements. We are also obligated to pay tiered royalties in the high single-digit percentage range on annual net sales of products and processes that practice the licensed patent rights and in the low single-digit percentage range on annual net sales of therapeutic and diagnostic products and processes directed to an epitope identified through practicing the licensed patent rights (other than those sold by Collaborators), with the royalty percentage for such products and processes decreasing to lower than one-percent royalties if directed to epitopes identified through practicing the licensed patent rights after December 31, 2019. For therapeutic and diagnostic products and processes directed to an epitope identified through practicing the licensed patent rights and sold by a Collaborator, we are obligated to pay lower than one-percent royalties of the Collaborator’s annual net sales of such products and processes. For products and processes sold by us, our affiliates or sublicensees, such royalties only apply to products and processes directed to epitopes in a defined field of use MHC Class I field identified prior to December 31, 2022, and products and processes based on epitopes in the MHC Class II field identified prior to September 30, 2023. For products or processes directed to epitopes identified under a Collaboration Agreement, such royalties apply regardless of when the epitopes were identified. For each applicable product or process, the royalty term continues until the tenth (10th) anniversary of the first commercial sale of such product or process. The royalty rates are also subject to reduction upon certain other events. Within 60 days of each anniversary of December 5th, we are obligated to pay BWH a non-refundable, mid-five-figure minimum annual royalty, which amount is creditable against royalties subsequently due on net sales of products and processes in such calendar year.

The BWH Agreement will terminate upon the later of (a) the last to expire or abandoned valid claim within the licensed patents, and (b) one year after the last sale for which a royalty is due. The current expected expiration date for the last-to-expire licensed patent right is June 8, 2038 (absent any adjustments or extensions of term). We also have the right to terminate the BWH Agreement in its entirety or on a country-by-country basis, for any reason upon 90 days’ prior written notice to BWH. BWH may terminate the BWH Agreement: (i) without notice if we fail to maintain insurance required by the BWH Agreement; (ii) upon notice within 60 days of our bankruptcy; (iii) upon notice within 60 days after notice by BWH of our default in the performance of any obligation under the BWH Agreement that is not cured within such 60-day period; (iv) if we fail to make any payments due under the BWH Agreement and do not cure such failure within 10 days after receiving BWH notice thereof; or (v) if we or any of our affiliates challenge the validity, enforceability or scope of any of the patent rights licensed to us under the BWH Agreement.

Non-Exclusive License Agreement with Provincial Health Services Authority

On October 15, 2020, we entered into a Non-Exclusive License Agreement with the Provincial Health Services Authority of British Columbia, or PHSA, and such agreement, the PHSA Agreement. Pursuant to the PHSA Agreement, we obtained a non-exclusive, perpetual, non-transferable, sublicensable, worldwide license to practice certain of PHSA’s patent rights for identifying T cell epitopes, which epitopes are relevant to our platform for identifying potential TCR-Ts. Any sublicenses we grant to PHSA’s patent rights must also include a license of our own intellectual property; we are not permitted to sublicense PHSA’s rights on a standalone basis.

Pursuant to the PHSA Agreement, we paid PHSA a one-time, non-refundable upfront fee of $500,000 as well as reimbursement for previously incurred patent prosecution costs of approximately $50,000. Starting on the first anniversary of the effective date of the PHSA Agreement and continuing for five years thereafter, we are required to pay PHSA a mid-five-figure annual license fee, of which the first installment has been paid. In addition, we are obligated to pay a mid-six-figure fee for each sublicense and each further sublicense granted by one of our sublicensees or a sublicensee of our sublicensee (through multiple tiers) of the rights granted to us under the PHSA Agreement.

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

We are designing our programs to use a transposon vector and corresponding transposase enzyme, which is derived from sfR fall armyworm, to deliver our TCRs into the genome of T cells. Our transposon/transposase system effectively inserts our TCRs and other exogenous genes, such as CD8, at random locations in the genome. The transposon will be delivered as a Nanoplasmid and has no antibiotic selection element, reducing the risk of inadvertent transmission of antibiotic resistance into T cells. The transposase will be delivered as mRNA. mRNA is transiently expressed in the cell, reducing exposure of cells to prolonged transposase activity, which could result in multiple transposition events where the transposon would be moved around the genome.

We have developed a manufacturing process currently producing product for clinical studies, using industry standard equipment and instrumentation. The equipment and instrumentation used in our manufacturing facility allows for functionally closed processes in a small footprint. For clinical product manufacturing, we use single-use bag and tubing kits, supplies, and process reagents that are available from well-established vendors who specialize in supplying clinical grade reagents for the cell and gene therapy industry. Our TCR-T candidates are released and characterized using well-developed analytical methods. The final product used in clinical studies is cryopreserved, simplifying logistics and reducing risk of delivery failures to support patient dosing. We have controls and safeguards throughout the entire process to ensure product identity, integrity, sterility, and chain of custody. A clearly defined and documented manufacturing process, performed by trained operators using specialized instrumentation in an appropriately designed, commissioned, and operated manufacturing facility is critical for the manufacturing of safe, effective, and well-characterized cell therapies.

Our cell product manufacturing facility in Waltham, MA has been designed and built to support multiple programs through Phase 1 and Phase 2 clinical development, with a projected capacity to support up to 250 TCR-T components per year. We believe internalizing our manufacturing process and product testing enables us to better control this key aspect of clinical development and reduces the risk of program delay due to third-party reliance. We expect to revisit our manufacturing process prior to commencing registrational trials and may use third-party contract manufacturing organizations (CMO) to increase our capacity in support of manufacturing product candidates for our registrational trials.

Competition

We believe our novel and proprietary platform technologies, TargetScan, SafetyScan, and ReceptorScan, and our in-house cell therapy expertise constitute a meaningful competitive advantage in successfully developing novel and highly safe and effective treatments for cancer. However, the biopharmaceutical industry in general, and the cell therapy field in particular, is characterized by rapidly advancing and changing technologies, intense competition, and a strong emphasis on intellectual property. We face substantial and increasing competition from many different sources, including large and specialty biopharmaceutical companies, academic research institutions, governmental agencies, and public and private research institutions. Competitors may compete with us in hiring scientific and management personnel, establishing clinical study sites, recruiting patients to participate in clinical trials, and acquiring technologies complementary to, or necessary for, our programs.

We face competition from segments of the pharmaceutical, biotechnology and other related markets that pursue the development of TCR-based or cell-based therapies for the treatment of cancer. We expect to compete with a number of other TCR-based companies, utilizing both cell therapy and other therapeutic modalities, such as Immatics N.V., Adaptimmune Therapeutics, Plc., Affini-T Therapeutics, Inc., Medigene AG, T-Knife GmbH, Enara Bio Ltd., Immunocore Holdings, Plc., and 3T Biosciences Inc. We may also face competition from companies focused on other T cell therapies (e.g., TIL, CAR-T, gammadelta T cells) such as Iovance Biotherapeutics, Inc., Instil Bio, Inc., Achilles Therapeutics plc, Kite Pharma, Inc., a subsidiary of Gilead, Inc. (including Yescarta, which is approved for the treatment for large B cell lymphoma or follicular lymphoma, two types of non-Hodgkin lymphoma), Juno Therapeutics, Inc., a subsidiary of Bristol-Myers Squibb, Inc., Regeneron Pharmaceuticals, Inc., through their acquisition of 2seventy Bio, Inc.’s research pipeline, AstraZeneca plc, through their acquisition of Gracell Biotechnologies, Inc., Legend Biotech Corporation, Autolus Therapeutics plc, Sana Biotechnology, Inc., Lyell Immunopharma, Inc., Allogene Therapeutics, Inc., Gadeta B.V., and Adicet Bio, Inc. There are also companies utilizing other cell-based approaches that may be competitive to our product candidates. For example, companies such as Takeda Pharmaceutical Company, Ltd., Sanofi S.A., through their acquisition of Kiadis Pharma N.V., Celyad, S.A., ImmunityBio, Inc., Celularity, Inc., Fate Therapeutics, Inc., and Nkarta, Inc. are developing therapies that target and/or engineer natural killer, or NK, cells. In addition, for our lead programs, TSC-100 and TSC-101, we may face competition from BlueSphere Bio, VOR Biopharma, Inc., IN8bio, Inc., and Marker Therapeutics, Inc., who are also developing cell therapies in the post-HCT setting. The named companies are not fully inclusive of all possible competitive threats.

Furthermore, we also face competition more broadly across the oncology market for cost-effective and reimbursable cancer treatments. The most common methods of treating patients with cancer are surgery, radiation, and drug therapy, including chemotherapy, hormone therapy, biologic therapy, such as monoclonal and bispecific antibodies, immunotherapy, cell-based therapy, and targeted therapy, or a combination of any such treatments. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. While our TCR-T candidates, if any are approved, may compete with these existing drugs and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, our TCR-Ts may not be competitive with them. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. As a result, obtaining market acceptance of, and gaining a significant share of the market for, and commanding a certain price for any of our TCR-Ts that we successfully introduce to the market may pose challenges. In addition, many companies are developing new oncology therapeutics, and we cannot predict what the standard of care will be as our product candidates progress through clinical development.

We could see a reduction or elimination in our commercial opportunity if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient to administer, are less expensive, are more accessible, or receive a more favorable label than our TCR-T candidates. Our competitors also may obtain FDA or other regulatory approval for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. The key competitive factors affecting the success of all of our TCR-T candidates, if approved, are likely to be their efficacy, safety, convenience, accessibility, price, and the availability of reimbursement from government and other third-party payors.

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

As of the date hereof, our patent portfolio includes a patent family exclusively licensed from BWH, including a granted U.S. patent, a pending U.S. non-provisional patent application, and multiple foreign granted patents and non-provisional patent applications, relating to methods and compositions for identifying target antigens specific to T cells. In addition, we have filed applications in multiple patent families including multiple pending U.S. provisional patent applications, multiple granted foreign patents, and more than 70 pending international and foreign patent applications. The claims of these patent applications are directed toward various aspects of our therapy candidates and research programs, including compositions of matter directed to SARS-CoV-2 immunodominant antigens, anti-SARS-CoV-2 TCRs, anti-SARS-CoV-2 vaccines, anti-HA-1 TCRs (including the TSC-100 TCR-T candidate), anti-HA-2 TCRs (including the TSC-101 TCR-T candidate), anti-HPV TCRs (including the TSC-200 TCR-T candidate), anti-MAGE-C2 TCRs (including the TSC-201 TCR-T candidate), anti-PRAME TCRs (including the TSC-203 TCR-T candidate), and anti-MAGE-A1 TCRs (including the TSC-204 TCR-T candidate), as well as platform technologies including a phospholipid scrambling reporter-based T cell antigen screening platform and certain screening methods thereof, and a TCR multiplexing platform and certain therapeutic methods thereof. These patent applications, if issued, are expected to expire on various dates from 2038 through 2044, in each case without taking into account any possible patent term adjustments or extensions and assuming that appropriate maintenance and governmental fees are paid.

Hematologic Malignancies Program Product Patent Families

We have filed multiple pending patent applications covering aspects of our hematologic malignancies programs including claims to the composition-of-matter of TSC-100, TSC-101, and other anti-HA-1 and anti-HA-2 TCRs and related T cell therapies. The international Patent Cooperation Treaty (PCT) applications began to enter the national and regional phases in May 2023. The pending patent applications claim the benefit of priority from earlier-filed U.S. priority provisional patent applications filed in 2020 and 2021. We expect the issued Australian patents and any additional patents within this family, if issued, to expire no earlier than 2041 (without taking into account any possible patent term adjustments or extensions and assuming that appropriate maintenance and governmental fees are paid).

Solid Tumor Program Product Patent Families

We have filed multiple pending U.S. provisional and PCT international patent applications covering aspects of our solid tumor programs including claims to the composition-of-matter of anti-HPV, anti-MAGE-C2, anti-PRAME, anti-MAGE-A1 TCRs, and related T cell therapies. The pending patent applications began to enter the national and regional phases in October 2023. We expect any patents within this family, if issued, to expire no earlier than 2042 (without taking into account any possible patent term adjustments or extensions and assuming that appropriate maintenance and governmental fees are paid).

Infectious Disease Product Patent Families

We have filed multiple pending patent applications covering aspects of our infectious disease programs including claims to the composition-of-matter of SARS-CoV-2 immunodominant antigens, anti-SARS-CoV-2 TCRs, and the composition-of-matter of certain SARS-CoV-2 vaccines. These pending U.S., Australian, Canadian, European, Japanese, Argentine, Bangladeshi, Democratic Republic of the Congo, Pakistani, and Taiwanese patent applications claim the benefit of priority from earlier-filed U.S. priority provisional patent applications filed in 2020. We expect the issued Australian patent, the Democratic Republic of the Congo patent, and any additional patents within this family, if issued, to expire no earlier than 2041 (without taking into account any possible patent term adjustments or extensions and assuming that appropriate maintenance and governmental fees are paid). Certain of these pending patent applications are jointly owned by us and AHS Hospital Corporation, or AHS. AHS has exclusively licensed their interest in such patent applications to us.

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

Third-Party Intellectual Property Rights

For certain aspects of our business, we rely on certain technology and intellectual property rights that we in-license from third parties. We have an exclusive patent license from BWH to a patent family directed to aspects of a granzyme B (GzB)-based antigen screening technology platform, as well as compositions-of-matter and certain screening methods thereof (consisting of one granted U.S. patent, one pending U.S. patent application, a granted patent in each of Australia and Japan, and six foreign patent applications pending in Australia, Canada, China, Europe, Hong Kong, and Japan). Any patents issuing from the U.S. and foreign patent applications are expected to expire no earlier than 2038 (without taking into account any possible patent term adjustments or extensions and assuming that appropriate maintenance and governmental fees are paid). We also have a non-exclusive, perpetual, non-transferable patent license from PHSA to a patent family directed to granzyme-based antigen screening methods consisting of an issued U.S. patent that is expected to expire on August 4, 2035 (assuming that appropriate maintenance and governmental fees are paid) and issued Canadian patent that is expected to expire March 25, 2035 (assuming that appropriate maintenance and governmental fees are paid). We do not have any additional material licenses to any technology or intellectual property rights.

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

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, approval, manufacture, distribution and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, post-approval monitoring, advertising, promotion, sampling and import and export of our products. Our drugs must be approved by the FDA as biologics through the BLA approval process applicable to gene therapy product candidates, before they may be legally marketed in the U.S.

Within the FDA, the FDA’s Center for Biologics Evaluation and Research, or CBER, regulates gene therapy products and has published guidance documents with respect to the development of these types of products. The FDA also has published guidance documents related to, among other things, gene therapy products in general, their preclinical assessment, observing subjects involved in gene therapy studies for delayed adverse events, potency testing, and chemistry, manufacturing and control information in gene therapy INDs.

The process required by the FDA before a biologic may be marketed in the U.S. generally involves the following:

•
completion of non-clinical laboratory tests, animal studies and formulation studies conducted according to Good Laboratory Practice, or GLP, or other applicable regulations;
•
submission of an IND application, which allows clinical trials to begin unless the FDA objects within 30 days;
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

Preclinical Studies

Preclinical studies include laboratory evaluation of the purity and stability of the manufactured drug substance or active pharmaceutical ingredient and the formulated drug or drug product, as well as in vitro and animal studies to assess the safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, are submitted to the FDA as part of an IND application.

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

IND Application and Clinical Trials

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements. Clinical trials are conducted under written study protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Prior to commencing the first clinical trial, an initial IND application, which contains the results of preclinical testing along with other information, such as information about product chemistry, manufacturing and controls and a proposed protocol, must be submitted to the FDA. The IND application automatically becomes effective 30 days after receipt by the FDA unless the FDA, within the 30-day time period, raises concerns or questions about the drug product or the conduct of the clinical trial and imposes a clinical hold. A clinical hold may also be imposed at any time while the IND application is in effect. In such a case, the IND-application sponsor must resolve any outstanding concerns with the FDA before the clinical trial may begin or re-commence. Accordingly, submission of an IND application may or may not result in the FDA allowing clinical trials to commence or continue.

In addition to the submission of an IND application to the FDA before initiation of a clinical trial in the U.S., certain human clinical trials involving recombinant or synthetic nucleic acid molecules are subject to oversight of institutional biosafety committees, or IBCs, as set forth in the National Institutes for Health, or NIH, Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or NIH Guidelines. Under the NIH Guidelines, recombinant and synthetic nucleic acids are defined as: (i) molecules that are constructed by joining nucleic acid molecules and that can replicate in a living cell (i.e., recombinant nucleic acids); (ii) nucleic acid molecules that are chemically or by other means synthesized or amplified, including those that are chemically or otherwise modified but can base pair with naturally occurring nucleic acid molecules (i.e., synthetic nucleic acids); or (iii) molecules that result from the replication of those described in (i) or (ii). Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.

A sponsor who wishes to conduct a clinical trial outside the U.S. may, but need not, obtain FDA authorization to conduct the clinical trial under an IND application. If a foreign clinical trial is not conducted under an IND application, the sponsor may submit data from the clinical trial to the FDA in support of a BLA or IND application so long as the clinical trial is conducted in compliance with GCP, and the FDA is able to validate the data from the study through an onsite inspection if the agency deems it necessary.

A separate submission to the existing IND application must be made for each successive clinical trial to be conducted during product development. Further, an independent Institutional Review Board, or IRB, for each site at which the clinical trial will be conducted must review and approve the clinical trial before it commences at that site. Informed written consent must also be obtained from each trial subject. Regulatory authorities, including the FDA, or IRB, or the sponsor, may suspend or terminate a clinical trial at any time on various grounds, including a finding that the participants are being exposed to an unacceptable health risk or that the clinical trial is not being conducted in accordance with FDA requirements. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization as to whether or not a trial may move forward at designated check points based on access to certain data from the trial and may recommend halting the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy.

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

During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND application, at the End-of-Phase 1 or 2, and before a BLA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice and for the sponsor and the FDA to reach agreement on the next phase of development.

The results of product development, non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of a BLA requesting approval to market the product for its intended indication. The FDA reviews all BLAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. It may request additional information rather than accept a BLA for filing. In this event, the BLA must be resubmitted with the additional requested information. The resubmitted application also is subject to review before the FDA accepts it for filing. The FDA has 60 days from its receipt of a BLA to conduct an initial review to determine whether the application will be accepted for filing based on the agency’s threshold determination that the application is sufficiently complete to permit substantive review. The FDA reviews a BLA to determine, among other things, whether the proposed product is safe and potent, or effective, for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA has agreed to specific performance goals on the review of BLA’s. Specifically, under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, as amended, the FDA has 10 months, from the filing date, in which to complete its initial review of an original BLA and respond to the applicant, and six months from the filing date of an original BLA designated for priority review. The review process may be extended by the FDA for three additional months to consider certain late-submitted information or information intended to clarify information already provided in the submission. After the FDA completes its substantive review of a BLA, it will communicate to the sponsor that the drug will either be approved, or it will issue a complete response letter to communicate that the BLA will not be approved in its current form and inform the sponsor of changes that must be made or additional clinical, non-clinical or manufacturing data that must be received before the application can be approved, with no implication regarding the ultimate approvability of the application or the timing of any such approval, if ever. If or when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the BLA, the FDA may issue an approval letter. The FDA has committed to reviewing such resubmissions in two to six months depending on the type of information included. The FDA may refer applications for novel drug products or drug products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation, and a recommendation as to whether the application should be approved and, if so, under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving a BLA, the FDA typically will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA may inspect one or more clinical sites to assure compliance with GCP. For a gene therapy product, the FDA also will not approve the product if the manufacturer is not in compliance with cGTPs. These are FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues, and cellular and tissue-based products, or HCT/Ps, which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the cGTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through appropriate screening and testing. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it typically will outline the deficiencies and often will request additional testing or information. This may significantly delay further review of the application. If the FDA finds that a clinical site did not conduct the clinical trial in accordance with GCP, the FDA may determine the data generated by the clinical site should be excluded from the primary efficacy analyses provided in the BLA. Additionally, notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

The Hatch-Waxman Amendments

Under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments, a portion of a product’s U.S. patent term that was lost during clinical development and regulatory review by the FDA may be restored by returning up to five years of patent life for a patent that covers a new product or its use. This period is generally one-half the time between the effective date of an IND application (falling after issuance of the patent) and the submission date of a BLA, plus the time between the submission date of a BLA and the approval of that application, provided that the sponsor acted with diligence. Patent term restorations, however, cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended and the extension must be applied for prior to expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.

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

A reference biological product is granted four- and 12-year exclusivity periods from the time of first licensure of the product. FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product, and FDA will not approve an application for a biosimilar or interchangeable product based on the reference biological product until 12 years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was approved in the U.S. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity, or potency. Therefore, one must determine whether a new product includes a modification to the structure of a previously approved product that results in a change in safety, purity, or potency to assess whether the licensure of the new product is a first licensure that triggers its own period of exclusivity. Whether a subsequent application, if approved, warrants exclusivity as the “first licensure” of a biological product is determined on a case-by-case basis with data submitted by the sponsor.

In addition, under the Orphan Drug Act, the FDA may designate a biologic product as an “orphan drug” if it is intended to treat a rare disease or condition (generally meaning that it affects fewer than 200,000 individuals in the U.S., or more in cases in which there is no reasonable expectation that the cost of developing and making a biologic product available in the U.S. for treatment of the disease or condition will be recovered from sales of the product). Orphan product designation must be requested before submitting a BLA. After FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by FDA. Orphan product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product with orphan status receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, meaning that the FDA may not approve any other applications to market the same drug or biologic product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or if the party holding the exclusivity fails to assure the availability of sufficient quantities of the drug to meet the needs of patients with the disease or condition for which the drug was designated. Competitors, however, may receive approval of different products for the same indication than that for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan medicinal product status in the EU has similar, but not identical, benefits.

Pediatric exclusivity is another type of non-patent marketing exclusivity in the U.S. and, if granted, provides for the attachment of an additional six months to existing exclusivity periods for all formulations, dosage forms, and indications of the biologic. This six-month exclusivity may be granted if a BLA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data.

Rare Pediatric Disease Designation and Priority Review Vouchers

Under the FDCA, the FDA incentivizes the development of drugs and biological products that meet the definition of a “rare pediatric disease,” defined to mean a serious or life-threatening disease in which the serious of life-threatening manifestations primarily affect individuals aged from birth to 18 years and the disease affects fewer than 200,000 individuals in the U.S. or affects more than 200,000 in the U.S. and for which there is no reasonable expectation that the cost of developing and making in the U.S. a drug or biological product for such disease or condition will be received from sales in the U.S. of such drug or biological product. The sponsor of a product candidate for a rare pediatric disease may be eligible for a voucher that can be used to obtain a priority review for a subsequent human drug or biological product application after the date of approval of the rare pediatric disease drug or biological product, referred to as a priority review voucher, or PRV. A sponsor may request rare pediatric disease designation from the FDA prior to the submission of its BLA. A rare pediatric disease designation does not guarantee that a sponsor will receive a PRV upon approval of its BLA. Moreover, a sponsor who chooses not to submit a rare pediatric disease designation request may nonetheless receive a PRV upon approval of their marketing application if they request such a voucher in their original marketing application and meet all of the eligibility criteria. If a PRV is received, it may be sold or transferred an unlimited number of times. Congress has extended the PRV program through September 30, 2024, with the potential for PRVs to be granted through September 30, 2026.

Expedited Development and Review Programs

The FDA is authorized to expedite the review of BLAs in several ways. Under the Fast Track program, the sponsor of a biologic product candidate may request the FDA to designate the product for a specific indication as a Fast Track product concurrent with or after the filing of the IND application. Biologic products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. In addition to other benefits, such as the ability to have greater interactions with the FDA, the FDA may initiate review of sections of a Fast Track BLA before the application is complete, a process known as rolling review.

Any product submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as regenerative medicine advanced therapy, or RMAT, designation, priority review and accelerated approval. To qualify for RMAT designation, the product candidate must be a regenerative medicine therapy, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, except for those regulated solely under Section 361 of the Public Health Service Act and part 1271 of Title 21 of the Code of Federal Regulations; is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and preliminary clinical evidence indicates that the product has the potential to address unmet medical needs for such disease or condition. A gene therapy product may meet the definition of a regenerative medicine therapy for purposes of RMAT designation. A BLA for a product candidate that has received RMAT designation may be eligible for priority review or accelerated approval through use of surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites. Benefits of RMAT designation also include early interactions with the FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A product candidate with RMAT designation that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence from clinical studies, patient registries, or other sources of real-world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval.

A product candidate including one that received Fast Track or RMAT designation is eligible for priority review if it treats a serious condition and, if approved, it would be a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention of a serious condition compared to available therapies. The FDA aims to complete its review of priority review applications within six months of the filing date, compared to 10 months for standard review.

Additionally, a biologic product may be eligible for accelerated approval if it is designed to treat a serious or life-threatening disease or condition and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biologic product candidate receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials and, under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials intended for dissemination or publication.

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

Coverage and Reimbursement

Sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payors, including government healthcare program administrative authorities, managed care organizations, private health insurers, and other entities. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Patients are unlikely to use our products unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost of our products. Therefore, our products, once approved, may not obtain market acceptance unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost of our products.

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

Anti-Kickback and False Claims Laws and Other Regulatory Matters

In the U.S., among other things, the research, manufacturing, distribution, sale and promotion of drug products and medical devices are potentially subject to regulation and enforcement by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare & Medicaid Services, other divisions of the U.S. Department of Health and Human Services (HHS) (e.g., the Office of Inspector General), the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency, state Attorneys General and other state and local government agencies. Our current and future business activities, including for example, sales, marketing, and scientific/educational grant programs must comply with healthcare regulatory laws, as applicable, which may include the Federal Anti-Kickback Statute, the Federal False Claims Act, as amended, the privacy and security regulations promulgated under the Health Insurance Portability and Accountability Act, or HIPAA, as amended, physician payment transparency laws, and similar state laws. Pricing and rebate programs must comply with the Medicaid Drug Rebate Program requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Veterans Health Care Act of 1992, as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage, and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The Federal Anti-Kickback Statute makes it illegal for any person or entity, including a prescription drug manufacturer (or a party acting on its behalf) to knowingly and willfully, directly or indirectly, in cash or in kind, solicit, receive, offer, or pay any remuneration that is intended to induce the referral of business, including the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of, any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. The Federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Additionally, the intent standard under the Federal Anti-Kickback Statute was amended by the ACA to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the Federal False Claims Act. Violations of this law are punishable by up to five years in prison, criminal fines, administrative civil money penalties, and exclusion from participation in federal healthcare programs. In addition, many states have adopted laws similar to the Federal Anti-Kickback Statute. Some of these state prohibitions apply to the referral of patients for healthcare services reimbursed by any insurer, not just federal healthcare programs such as Medicare and Medicaid. Due to the breadth of these federal and state anti-kickback laws, and the potential for additional legal or regulatory change in this area, it is possible that our future business activities, including our sales and marketing practices and/or our future relationships with physicians and the medical community might be challenged under anti-kickback laws, which could harm us.

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

Healthcare Legislative Reform

In both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research.

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

There has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

On the federal level, President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, HHS also issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through the FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal, and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

European Union Drug Review and Approval

Clinical Trial Approval

In the EU, an applicant for authorization of a clinical trial must obtain prior approval from the national competent authority of the EU Member States in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific study site after the relevant independent ethics committee has issued a favorable opinion. In April 2014, the EU adopted the Clinical Trials Regulation (EU) No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022. It overhauls the system of approvals for clinical trials in the EU. Specifically, the new legislation, which is directly applicable in all EU Member States (meaning that no national implementing legislation in each EU Member State is required), aims at simplifying and streamlining the approval of clinical trials in the EU. For instance, the Clinical Trials Regulation provides for a streamlined application procedure via a single-entry point (instead of submitting applications separately to each national competent authority and ethics committee in the Member States in which the trial will be conducted) and strictly defined deadlines for the assessment of clinical trial applications. The Clinical Trials Regulation also makes it more efficient for EU Member States to evaluate and authorize applications together, via the Clinical Trials Information System. The transitory provisions of the Clinical Trials Regulation provide that, by January 31, 2025, all ongoing clinical trials must have transitioned to the Clinical Trials Regulation.

Marketing Authorization

In the EU, medicinal products can only be commercialized after obtaining a marketing authorization. There are two types of marketing authorizations: (1) the centralized authorization, which is issued by the European Commission through the centralized procedure based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, a body of the EMA, and which is valid throughout the entire territory of the European Economic Area, or EEA (comprising the EU Member States plus Norway, Iceland and Liechtenstein); and (2) national marketing authorizations, which are issued by the competent authorities of the Member States of the EU and only authorize marketing in that Member State’s national territory and not the EEA as a whole.

The centralized procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced therapy medicinal products (i.e., gene-therapy, somatic cell-therapy, and tissue-engineered medicines) and medicinal products containing a new active substance indicated for the treatment of HIV/AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune disorders and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific, or technical innovation or which are in the interest of public health in the EU. The EMA is responsible for the scientific evaluation of marketing authorization applications in the centralized procedure. The maximum timeframe for the evaluation of a marketing authorization application by the EMA is 210 days from receipt of a valid application, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Clock stops may extend the timeframe of evaluation of an application considerably beyond 210 days. Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the European Commission, who makes the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the timeframe of 210 days for assessment will be reduced to 150 days (excluding clock stops), but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.

National marketing authorizations are for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in a Member State of the EU, this marketing authorization can be recognized in another Member State through the mutual recognition procedure. If the product has not received a national marketing authorization in any Member State at the time of application, it can be approved simultaneously in various Member States through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the Member States in which an authorization is sought, one of which is selected by the applicant as the Reference Member State, or RMS. If the RMS proposes to authorize the product, and the other Member States do not raise objections, the product is granted a national marketing authorization in all the Member States where the authorization was sought.

Under the above-described procedures, before granting the marketing authorization, the EMA or the competent authorities of the Member States of the EU make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety, and efficacy.

Now that the UK (which comprises Great Britain and Northern Ireland) has left the EU, Great Britain is no longer covered by centralized marketing authorizations (under the Northern Ireland Protocol, centralized marketing authorizations currently continue to be recognized in Northern Ireland). On January 1, 2024, a new international recognition framework was put in place by the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines regulator, under which the MHRA may have regard to decisions on the approval of marketing authorizations made by the EMA and certain other regulators when considering an application for a Great Britain marketing authorization.

Regulatory exclusivity

In the EU, innovative products authorized for marketing (i.e., reference products) may qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic or biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until ten years have elapsed from the initial authorization of the reference product. The ten-year market exclusivity period can be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if an innovative medicinal product gains the prescribed period of data exclusivity, however, another company may market another version of the product if such company obtained marketing authorization based on a marketing authorization application with a complete and independent data package of pharmaceutical tests, preclinical tests, and clinical trials.

Orphan designation and exclusivity

The criteria for designating an orphan medicinal product in the EU are similar in principle to those in the U.S. Under Regulation (EC) 141/2000, a medicinal product may be designated as an orphan product if the following criteria are fulfilled: (i) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (ii) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify the necessary investment in its development; and (iii) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. The application for orphan designation must be submitted before the application for marketing authorization. The applicant will receive a fee reduction for the marketing authorization application if the orphan designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The ten-year market exclusivity period may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Otherwise, during the period of market exclusivity, a marketing authorization may only be granted in the EU to a “similar medicinal product” to the authorized orphan product for the same therapeutic indication if:

•
a second applicant can establish that its product, although similar to the authorized orphan product, is safer, more effective, or otherwise clinically superior;
•
the marketing authorization holder for the authorized orphan product consents to a second orphan medicinal product application; or
•
the marketing authorization holder for the authorized orphan product cannot supply enough orphan medicinal product.

A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication.

PRIME designation

In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines, or PRIME, scheme is intended to encourage product development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation, where the marketing authorization application will be made through the centralized procedure. Eligible products must target conditions for which there is an unmet medical need (i.e., there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicine will bring a major therapeutic advantage) and they must show potential to benefit patients with unmet medical needs based on early clinical data. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from the EMA’s CHMP or Committee for Advanced Therapies are appointed early in PRIME scheme facilitating increased understanding of the product at the EMA’s committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies. Where, during the course of development, a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn. The aforementioned EU rules are generally applicable in the EEA.

Reform of the Regulatory Framework in the European Union

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). The European Commission has provided the legislative proposals to the European Parliament and the European Council for their review and approval. In October 2023, the European Parliament published draft reports proposing amendments to the legislative proposals, which will be debated by the European Parliament. Once the European Commission’s legislative proposals are approved (with or without amendment), they will be adopted into EU law.

Brexit and the Regulatory Framework in the United Kingdom

The UK formally left the EU on January 31, 2020, and the EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued but does not provide for wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework currently continues to apply in Northern Ireland). The regulatory regime in Great Britain therefore largely aligns with current EU regulations, however it is possible that these regimes will diverge in the future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. For example, the EU Clinical Trials Regulation does not apply in the UK and the current UK clinical trials legislation is based on the now repealed Clinical Trials Directive 2001/20/EC. However, the MHRA published details of its legislative proposals designed to improve and strengthen the UK clinical trials legislation on March 21, 2023. The legislative proposals were published in response to a consultation which ran from January 17, 2022 to March 14, 2022. The MHRA will now work with lawyers to draft such new legislation. Notwithstanding that there is no wholesale recognition of EU pharmaceutical legislation under the TCA, under a new framework mentioned above which was put in place by the MHRA on January 1, 2024, the MHRA may take into account decisions on the approval of marketing authorizations from the EMA (and certain other regulators) when considering an application for a Great Britain marketing authorizations.

On February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. In particular, the MHRA will be responsible for approving all medicinal products destined for the UK market (Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single UK-wide marketing authorization will be granted by the MHRA for all medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, so the UK government and the EU will enact legislative measures to bring it into law. On June 9, 2023, the MHRA announced that the medicines aspects of the Windsor Framework will apply from January 1, 2025.

The Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act, or the FCPA, prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

Human Capital

As of March 1, 2024, we had 154 full-time employees and 0 part-time employees, 39 of whom have Ph.D. or M.D. degrees. Of these full-time employees, 121 employees are engaged in research and development activities and 33 are engaged in finance, business development and other general and administrative functions. None of our employees are represented by labor unions or covered by collective bargaining agreements, and we have not experienced any work stoppages. We consider our relations with our employees to be good.

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

Facilities

Our corporate headquarters is located at 830 Winter Street in Waltham, Massachusetts. The facility at 830 Winter Street is 25,472 square feet of laboratory space, with a lease expiration of October 2029. We also lease a facility at 880 Winter Street which is 113,487 square feet of office and laboratory space with a lease termination date of December 2032.

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

Item 1A. Risk Factors

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

Investment in biopharmaceutical product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We are still in the early stages of development of our product candidates and have only recently initiated clinical trials for certain of our product candidates. We have no products licensed for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We have financed our operations primarily through private placements of our preferred stock, our public offerings in 2021 and 2023, borrowings under a secured loan agreement in September 2022 and upfront payments under our existing or previous collaborations.

We have incurred significant net losses in each period since our inception in April 2018. For the years ended December 31, 2023, 2022 and 2021, we reported net losses of $89.2 million, $66.2 million and $48.6 million, respectively. As of December 31, 2023, we had an accumulated deficit of $247.6 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

•
continue our research and development efforts to identify and develop lead product candidates and submit additional IND applications for such lead product candidates;
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

Our success depends on our ability to use our proprietary platform (i) to discover the natural targets of clinically relevant TCRs through our TargetScan technology, (ii) to discover highly active TCRs for known targets through our ReceptorScan technology, (iii) to genetically engineer patient- or donor-derived T cells safely and reproducibly through our T-Integrate technology, (iv) to obtain regulatory approval for product candidates derived from our proprietary platform and related technologies, and (v) to then commercialize our product candidates that address one or more indications. All of our product candidates will require significant additional clinical and non-clinical development, review and approval by the FDA or other regulatory authorities in one or more jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before they can be successfully commercialized. Our product candidates are currently being evaluated in humans and may never become commercialized. Moreover, all of our current product candidates are being developed using our proprietary platform and leveraging the same or similar technology, manufacturing process and development program. As a result, an issue with one product candidate or failure of any one program to obtain regulatory approval could adversely impact our ability to successfully develop and commercialize all of our other product candidates.

In addition, the success of our proprietary platform in discovering novel targets for TCR-Ts is dependent on us obtaining tumor samples from cancer patients who actively respond to cancer immunotherapies. If our ability to obtain a significant amount of such tumor samples in a timely manner is compromised due to unforeseen circumstances, we may not be successful in discovering novel targets and creating new product candidates based on such targets.

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
•
timely completion of our preclinical studies and clinical trials, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the performance of third-party contractors;
•
our ability to continue to complete IND-enabling studies and to continue to successfully submit IND or comparable applications;
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
•
the willingness of physicians, operators of clinics and patients to utilize or adopt any of our product candidates or future product candidates to treat hematologic malignancies or solid tumors;
•
our ability and the ability of our third-party contractors to manufacture adequate clinical and commercial supplies of our product candidates or any future product candidates, remain in good standing with regulatory authorities and develop, validate and maintain commercially viable manufacturing processes that are compliant with cGMP;
•
our ability to successfully develop a commercial strategy and thereafter commercialize our product candidates or any future product candidates in the U.S. and internationally, if licensed for marketing, reimbursement, sale and distribution in such countries and territories, whether alone or in collaboration with others;
•
patient demand for our product candidates and any future product candidates, if licensed; and
•
our ability to establish, obtain, maintain, protect and enforce intellectual property and proprietary rights in and to our product candidates or any future product candidates.

Many of the factors listed above are beyond our control and could cause us to experience significant delays or prevent us from obtaining regulatory approvals or commercializing our product candidates. Even if we are able to commercialize our product candidates, we may not achieve profitability soon after generating product sales, if ever. If we are unable to generate sufficient revenue through the sale of our product candidates or any future product candidates, we may be unable to continue operations without continued funding.

We will need to obtain substantial additional funding to complete the development and any commercialization of our product candidates, if approved. If we are unable to raise this necessary capital when needed, we would be forced to delay, reduce or eliminate our product development programs, commercialization efforts or other operations.

Since our inception, we have financed our operations through private placements of preferred stock, through our public offerings, upfront payments under our collaborations and through our debt financing facility. The development of biopharmaceutical product candidates is capital intensive and we expect our expenses to increase substantially during the next few years. As our product candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our clinical, regulatory, quality and manufacturing capabilities. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to marketing, sales, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company.

As of December 31, 2023, we had $192.0 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2026. Accordingly, our existing cash, cash equivalents and marketable securities will not be sufficient for us to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources. We may also need to raise additional funds sooner if we choose to pursue additional indications for our product candidates or otherwise expand more rapidly than we presently anticipate.

We have based these estimates on assumptions that may prove to be incorrect or require adjustment as a result of business decisions, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•
the scope, rate of progress, costs and results of our drug discovery, preclinical or clinical development activities, laboratory testing and clinical trials for our product candidates;
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
•
our ability to establish new and maintain existing licensing or collaboration arrangements and the progress of the development efforts of third parties with whom we may enter into such arrangements;
•
any continuing impact of public health crises or other external disruptions on our business, results of operations, development plans (including any supply related matters) and financial position;
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

We may seek additional capital through a variety of means, including through collaboration arrangements, public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other strategic alliances and licensing arrangements or any combination of these approaches. However, there can be no assurance that we will be able to raise capital on commercially reasonable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholder ownership interest will be diluted, and the terms may include liquidation preferences or other rights, powers or preferences that may adversely affect rights of our stockholders. To the extent that debt financing is available, and we choose to raise additional capital in the form of debt, such debt financing may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional capital pursuant to collaborations, licensing arrangements or other strategic partnerships, such agreements may require us to relinquish rights to our technologies or product candidates.

If we are unable to raise additional funds through equity or debt financing or through collaborations, licensing arrangements or strategic partnerships when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts.

Global economic uncertainty and financial market volatility caused by political instability, changes in international trade relationships and conflicts could make it more difficult for us to access financing and could adversely affect our business and operations.

Our ability to raise capital is subject to the risk of adverse changes in the market value of our stock. Periods of macroeconomic weakness or recession and heightened market volatility caused by adverse geopolitical developments could increase these risks, potentially resulting in adverse impacts on our ability to raise further capital on favorable terms. The impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China or in the ongoing conflicts between Russia and Ukraine or between Israel and Hamas, including resulting sanctions, export controls or other restrictive actions that may be imposed by the U.S. and/or other countries against governmental or other entities in, for example, Russia, also could lead to disruption, instability and volatility in global trade patterns, which may in turn impact our ability to source necessary reagents, raw materials and other inputs for our research and development operations. Any of the abovementioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of any political instability and resulting market disruptions are impossible to predict but could be substantial. Any such disruptions may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section.

Recent volatility in capital markets and lower market prices for many securities may affect our ability to access new capital through sales of shares of our common stock or issuance of indebtedness, which may impact our liquidity, limit our ability to grow our business, pursue acquisitions or improve our operating infrastructure and restrict our ability to compete in our markets.

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

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

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

On September 9, 2022, we entered into the Loan Agreement (the Loan Agreement) with K2 HealthVentures LLC (K2HV) pursuant to which K2HV may provide us with convertible term loans in an aggregate principal amount of up to $60 million, of which $30 million was fully funded at the closing date in September 2022, $10 million will be funded in the second tranche upon the achievement of certain financial and clinical milestones and $20 million may be funded in the third tranche at K2HV’s discretion. Our obligations under the Loan Agreement are secured by a security interest in substantially all of our assets (other than intellectual property), subject to certain exceptions, and will be guaranteed by each of our future direct or indirect subsidiaries, subject to certain exceptions. In addition, during the term of the Loan Agreement, we must maintain minimum unrestricted cash and cash equivalents equal to 5.0 times the average cash burn measured over the trailing three-month period. The Loan Agreement contains customary representations and warranties, and also includes customary events of default, including payment default, breach of covenants, change of control, and material adverse effects. The Loan Agreement restricts certain activities, such as disposing of our business or certain assets, incurring additional debt or liens or making payments on other debt, making certain investments and declaring dividends, acquiring or merging with another entity, engaging in transactions with affiliates or encumbering intellectual property, among others. Upon the occurrence of an event of default, a default interest rate of an additional 5% per annum may be applied to the outstanding loan balances, and K2HV may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the Loan Agreement and under applicable law. Any declaration by K2HV of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay these outstanding obligations at the time any event of default occurs. Further, if we raise any additional capital through debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Risks Related to the Development of Our Product Candidates

Our approach to the discovery and development of product candidates based on our proprietary platform represents a novel approach to cancer treatment, which creates significant challenges for us.

Our future success depends on the successful development of our product candidates, which target hematologic malignancies and solid tumors utilizing TCR-T therapies. Advancing our product candidates creates significant challenges for us, including:

•
educating medical personnel about the administration of TCR-T therapies on a stand-alone basis or in combination with built-in immune and tumor modulators;
•
while no such side effects have been observed to date in any of our preclinical or clinical studies, educating medical personnel regarding the potential side effect profile of our product candidates, such as the potential adverse side effects related to cytokine release syndrome, GvHD, neurotoxicity or autoimmune or rheumatologic disorders, which are the most common adverse side effects associated with engineered T cell therapies;
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

In developing our product candidates, we have not exhaustively explored different options in the design of the TCR construct and in the method for manufacturing TCR-Ts. We may find that our existing TCR-T candidates and manufacturing process may be substantially improved with future design or process changes, necessitating development of new or additional TCR constructs and further clinical testing, which may delay the commercial launch of our first products. For example:

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

We are early in our development efforts. We have cleared the IND applications for a number of our product candidates, and other product candidates are still in preclinical development. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend significantly on the successful development and eventual commercialization of one or more of our product candidates. The success of our product candidates will depend on several factors, including the following:

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
•
making arrangements with third-party manufacturers, or expanding our manufacturing capabilities, for both clinical and commercial supplies of our product candidates;
•
establishing sales, marketing and distribution capabilities and launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others;
•
acceptance of our product candidates, if and when approved, by patients, the medical community and third-party payors;
•
obtaining and maintaining third-party coverage and adequate reimbursement;
•
maintaining a continued acceptable safety profile of our product candidates following licensure; and
•
effectively competing with other therapies including other cancer therapies.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or be unable to successfully commercialize our product candidates, which would materially harm our business.

Although many of our personnel have extensive experience in clinical development and manufacturing at other companies, we have limited direct experience as a company in conducting clinical trials and managing a manufacturing facility for our product candidates.

Although many of our personnel have extensive experience in clinical development and manufacturing at other companies, we have limited experience as a company in conducting clinical trials at TScan. In part because of this lack of experience, we cannot be certain that our ongoing preclinical studies will be completed on time or if the planned preclinical and clinical trials studies and clinical trials will begin or be completed on time, if at all. Large-scale clinical trials would require significant additional financial and management resources and reliance on third-party clinical investigators, contract research organizations (CROs) and consultants. Relying on third-party clinical investigators, CROs and consultants may force us to encounter delays that are outside of our control.

Although we have recently expanded our existing cell manufacturing facility for Phase 1 and Phase 2 clinical trials, we have limited direct experience as a company in expanding or managing a manufacturing facility. In part because of this lack of experience, we cannot be certain that any further expansion of our existing manufacturing facility will be completed on time, if at all, or if the planned clinical trials will begin or be completed on time, if at all. In part because of our inexperience, we may have unacceptable or inconsistent product quality success rates and yields, and we may be unable to maintain adequate quality control, quality assurance and qualified personnel. In addition, if we switch from manufacturing in our own facility to manufacturing in a different facility (for example, at an external CMO for one or more of our product candidates in the future or make changes to our manufacturing process, we may need to conduct additional preclinical studies to bridge our modified product candidates to earlier versions. Failure to successfully further expand our existing manufacturing facility could adversely affect our process and clinical development timelines, regulatory approvals, and the commercial viability of our product candidates.

Our business is highly dependent on our current product candidates, and we must complete IND-enabling studies and clinical testing before we can seek regulatory approval and begin commercialization of any of our product candidates.

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

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. Preclinical and clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the preclinical study and clinical trial processes, and, because our product candidates are in an early stage of development, there is a high risk of failure, and we may never succeed in developing marketable products.

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

We may experience delays in obtaining the FDA’s authorization to initiate clinical trials under future IND applications, completing ongoing preclinical studies of our other product candidates, and initiating our planned preclinical studies and clinical trials. Additionally, we cannot be certain that preclinical studies or clinical trials for our product candidates will begin on time, not require redesign, enroll an adequate number of subjects on time, or be completed on schedule, if at all. Clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

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
•
obtaining IRB approval at each clinical trial site;
•
recruiting or retaining an adequate number of suitable patients to participate in a clinical trial;
•
having subjects complete a clinical trial or return for post-treatment follow-up;
•
clinical trial sites deviating from the approved clinical trial protocol or dropping out of a clinical trial;
•
addressing subject safety concerns that arise during the course of a clinical trial;
•
adding a sufficient number of clinical trial sites; or
•
obtaining sufficient product supply of product candidate for use in preclinical studies or clinical trials from third-party suppliers.

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
•
our third-party contractors may fail to comply with regulatory requirements, fail to maintain adequate quality controls or be unable to provide us with sufficient product supply to conduct and complete preclinical studies or clinical trials of our product candidates in a timely manner, or at all;
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
•
any lingering effects of public health crises;
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

Our business could be adversely affected by the effects of health epidemics, including any ongoing public health crises, in regions where we, our partners or other third parties on which we rely have significant manufacturing facilities, concentrations of potential clinical trial sites or other business operations.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. Although the U.S. government has declared an end to the Public Health Emergency related to COVID-19, there may be lingering effects of the COVID-19 pandemic on our business. The extent to which COVID-19 may further impact our operations or those of our third-party partners, including our preclinical studies or clinical trial operations, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including new or more severe outbreaks, and the actions to contain the coronavirus or treat its impact, among others. For example, as a result of medical complications associated with microsatellite stable colorectal cancer (MSS CRC), the patient populations that our most advanced and other product candidates target may be particularly susceptible to COVID-19, which may make it more difficult for us to identify patients able to enroll in our current and future clinical trials and may impact the ability of enrolled patients to complete any such trials. Any negative impact COVID-19 has to patient enrollment or treatment or the execution of our product candidates could cause costly delays to our clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

The adverse impact of public health crises such as pandemics or similar outbreaks in the countries and regions where we have concentrations of potential clinical trial sites or other business operations and where several of our third-party suppliers and contractors are located could adversely affect our business, including by causing significant disruption in the operations of third parties upon whom we rely. The COVID-19 pandemic presented a substantial public health and economic challenge around the world and affected employees, patients, communities and business operations, as well as the U.S. economy and financial markets.

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

We have established facilities to manufacture our clinical product candidates for our ongoing Phase 1 and planned Phase 2 clinical trials of our current product candidates. However, we rely on outside vendors to manufacture supplies for our manufacturing process, and we expect to rely on outside vendors to manufacture our product candidates for registration-enabling additional clinical trials as well as commercial sales. We have not yet caused any product candidates to be manufactured or processed on a commercial scale and may not be able to do so for any of our product candidates. We plan to optimize the existing manufacturing process to support product commercialization. The process modifications we intend to introduce will require regulatory approval of our product candidates, which could delay the commercialization of the products. We cannot be sure that such changes in the process will result in therapies that are efficacious and viable for commercial sale. In addition, changes in the manufacturing process may result in the need to conduct additional bridging clinical trials to demonstrate product comparability.

The facilities used by us or any third-party contract manufacturers to manufacture and commercialize our product candidates must be approved by the FDA or other foreign regulatory authorities following inspections that will be conducted after we submit a BLA to the FDA or other foreign regulatory authorities to support commercialization. If we engage third-party contract manufacturers, we may not control the manufacturing process of, and may be completely dependent on, such third-party contract manufacturing partners for compliance with cGMPs and any other regulatory requirements of the FDA or other regulatory authorities for the manufacture of our product candidates. We have limited control over the ability of any third-party contract manufacturers we engage to maintain adequate quality control, quality assurance and qualified personnel. Even with oversight, the third party may not be able to meet proper quality standards or its contractual obligations. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if licensed.

We, and any third-party contract manufacturers we engage for registration-enabling clinical trials, may experience manufacturing difficulties due to limited manufacturing experience, resource constraints or as a result of labor disputes, the U.S.-China trade war or unstable political environments. If we or any third-party contract manufacturers we engage were to encounter any of these difficulties, our ability to manufacture sufficient product supply for our preclinical studies and clinical trials, or to provide products for patients once approved, would be jeopardized.

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

The preliminary results of clinical trials with smaller sample sizes can be disproportionately influenced by various biases associated with the conduct of small clinical trials, such as the potential failure of the smaller sample size to accurately depict the features of the broader patient population, which limits the ability to generalize the results across a broader community, thus making the clinical trial results less reliable than clinical trials with a larger number of patients. As a result, there may be less certainty that such product candidates would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials, we may not achieve a statistically significant result or the same level of statistical significance, if any, that we might have anticipated based on the results observed in our initial clinical trials. In addition, patients who are undergoing allogeneic HCT are very sick and may pass away from complications of their standard clinical transplantation and treatments thus making it difficult to ascertain the beneficial effects of the added T cell therapy. Further, toxicities of the T cell therapy may be difficult to distinguish from the toxicity of the transplantation itself.

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

We may not be able to file IND applications or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

We are currently advancing multiple TCRs for solid tumor targets and we expect to submit IND applications for additional TCRs in our solid tumor program in 2024. However, we may not be able to file such IND applications on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND application will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing IND applications.

In addition, one of our key goals is to develop treatments consisting of a combination of TCR-Ts, which we refer to as multiplexed TCR-T therapy. Our plan is to assess the safety and preliminary efficacy of multiplexed TCR-T therapy early in the clinical development of our product candidates (e.g., Phase 1). While the FDA has cleared our T-Plex IND application, which allows us to combine our product candidates with each other in a multiplexed TCR-T therapy, we must still provide safety data for each individual product candidate or each variation or combination of a multiplexed TCR-T therapy. Any such requirements could result in material delays in the development timelines of our multiplexed TCR-T therapy candidates.

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

For example, there could be an increased risk of GvHD with our TCR-Ts in the post-HCT setting. GvHD is a common toxicity in patients undergoing allogeneic HCT, the focus of our hematologic malignancies program. GvHD occurs because donor T cells, which are part of the standard stem cell product, misrecognize antigens in the patient as foreign and attack tissues and organs that express those antigens. GvHD may be worsened by our TCR-T candidates because they are derived from donor T cells. While the engineered T cells express a new TCR that is specific for the intended target antigen and is not expected to cause GvHD, those T cells may have low levels of endogenous TCR that have the potential to misrecognize patient antigens as foreign and worsen GvHD.

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

Autoimmune reaction triggered by an interaction between a patient’s naturally occurring antibodies and engineered T cells is a theoretical safety risk of product candidates we develop using our proprietary platform. If a patient’s self-generated antibodies were directed to a target expressed on the surface of cells in normal tissue (autoantibodies), engineered T cells would be directed to attack these same tissues, potentially resulting in off-tumor effects. These autoantibodies may be present whether or not the patient has an active autoimmune disorder. In our clinical testing, we plan to take steps to minimize the likelihood that this occurs, for example by excluding patients with a history of a severe autoimmune disorder from our trials. There is no guarantee, however, that we will not observe autoimmune reactions in the future and no guarantee that if we do, that we will be able to implement interventions to address the risk.

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

For autologous TCR-T therapy, our TCR-T candidates are manufactured by using a vector to insert genetic information encoding the TCR construct into the patient’s own T cells. This manufacturing process is dependent on collecting a sufficient number of T cells from the patient. We may not be able to effectively treat some patients if they have an insufficient number of T cells to enable our manufacturing process, which could adversely impact our ability to progress the clinical development of such product candidates and could also adversely impact the commercial viability of such product candidates.

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

Our product candidates may recognize and bind to a peptide unrelated to the target antigen to which it is designed to bind. If this peptide is expressed within normal tissues, our product candidates may target and kill the normal tissue in a patient, leading to serious and potentially fatal adverse effects. Detection of any cross-reactivity may halt or delay any ongoing clinical trials for any of our TCR-T candidates and prevent or delay regulatory approval. Unknown cross-reactivity of the TCR-T binding domain to related proteins could also occur. We have also developed a preclinical screening process to identify cross-reactivity of T cell binders. Any cross-reactivity that impacts patient safety could materially impact our ability to advance our product candidates into clinical trials or to proceed to marketing approval and commercialization.

The vectors used to manufacture our TCR-Ts may incorrectly modify the genetic material of a patient’s T cells, potentially triggering the development of a new cancer or other adverse events.

Our TCR-T candidates are manufactured by using a vector to insert genetic information encoding the TCR construct into the patient’s T cells. The TCR construct is then integrated into the natural TCR complex and transported to the surface of the patient’s T cells. Because the vector modifies the genetic information of the T cell, there is a risk that modification will occur in the wrong place in the T cell’s genetic code, leading to vector-related insertional oncogenesis, and causing the T cell to become cancerous. If the cancerous T cell is then administered to the patient with the TCR-T candidates, the cancerous T cell could trigger the development of a new cancer in the patient. We use non-viral transposon/transposase to insert genetic information into T cells. The risk of insertional oncogenesis remains a concern for gene therapy and we cannot guarantee that it will not occur in any of our ongoing or planned preclinical studies or clinical trials. There is also the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of vectors used to carry the genetic material. The FDA has stated that vectors possess characteristics that may pose high risks of delayed adverse events. Non-viral transposon/transposase systems have limited clinical history, and their safety profile is still to be determined. If any such adverse events occur, further advancement of our preclinical studies or clinical trials could be halted or delayed, which would have a material adverse effect on our business and operations.

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
•
for our hematologic malignancies program, the ability to find a donor who must be mismatched with the patient either for the HLA type or the minor antigen type to ensure that the engineered T cell therapy does not recognize donor-derived blood cells;
•
any continuing or lingering impact of public health crises on clinical trial initiation and enrollment;
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
•
risk that patients enrolled in clinical trials will drop out of the clinical trial or pass away from disease-related complications or complications from their standard clinical therapy before they can experience benefits of the engineered T cell therapy; and
•
for patients in our solid tumor program, the patient's need for sufficient T cells in order for the engineered T cell product to be manufactured from their autologous T cells.

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

A key element of our strategy is to use our TScan technology discovery platform to discover the targets of T cells in oncology, autoimmune disorder and infectious disease applications to build a pipeline of novel product candidates. We and our collaborators are simultaneously pursuing clinical development of multiple product candidates developed employing our TCR technologies.

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

Even if we are successful in continuing to build our pipeline, obtaining regulatory approvals and commercializing additional product candidates may require substantial additional funding and are prone to the risks of failure inherent in biopharmaceutical product development.

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

If we are unable to identify suitable compounds for preclinical and clinical development, we will not be able to obtain revenues from the sale of drugs in future periods, which likely would result in significant harm to our business prospects and financial position.

The market opportunities for our product candidates may be relatively small as they will be limited to those patients who are ineligible for or have failed prior treatments and our estimates of the prevalence of our target patient populations may be inaccurate.

Cancer therapies are sometimes characterized as first line, second line, or third line, and the FDA often approves new therapies initially only for a particular line of use. When cancer is detected early enough, first-line therapy is sometimes adequate to cure the cancer or prolong life without a cure. Whenever first-line therapy, usually chemotherapy, antibody drugs, tumor-targeted small molecules, hormone therapy, radiation therapy, surgery, or a combination of these, proves unsuccessful, second-line therapy may be administered. Second-line therapies often consist of more chemotherapy, radiation, antibody drugs, tumor-targeted small molecules, or a combination of these. Third-line therapies can include HCT in certain cancers, chemotherapy, antibody drugs and small molecule tumor-targeted therapies, more invasive forms of surgery and new technologies. We expect to initially seek approval of our product candidates in most instances at least as a second- or third-line therapy, for use in patients to prevent relapse in patients undergoing HCT. Subsequently, for those product candidates that prove to be sufficiently safe and beneficial, if any, we would expect to seek approval as a second-line therapy and potentially as a first-line therapy, but there is no guarantee that our product candidates, even if licensed as a second or third or subsequent line of therapy, would be licensed for an earlier line of therapy, and, prior to any such approvals, we may have to conduct additional clinical trials. Consequently, the potentially addressable patient population for our product candidates may be extremely limited or may not be amenable to treatment with our product candidates.

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

We currently have no marketing and sales organization and have no experience as a company in marketing products. If we are unable to establish marketing and sales capabilities or to enter into agreements with third parties to market and sell our product candidates, if licensed, we may not be able to generate product revenue.

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

If we are unable or decide not to establish internal sales, marketing and distribution capabilities, we will pursue collaborative arrangements regarding the sales and marketing of our product candidates, if licensed. However, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if we are able to do so, that they will have effective sales forces. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We may also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates.

There can be no assurance that we will be able to develop in-house sales and distribution capabilities or establish or maintain relationships with third-party collaborators to commercialize any product in the U.S. or overseas.

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
•
the prevalence and severity of any side effects for other adoptive cell therapies, TCR-T therapies and public perception of other adoptive cell therapies and TCR-T therapies;
•
product labeling or product insert requirements of the FDA or other regulatory authorities;
•
limitations or warnings contained in the labeling approved by the FDA;
•
the timing of market introduction of our product candidates as well as competitive products;
•
the cost of treatment in relation to alternative treatments;
•
the availability of adequate coverage, reimbursement and pricing by third-party payors and government authorities;
•
willingness of patients to pay out-of-pocket in the absence of coverage by third-party payors and government authorities;
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

In addition, although our product candidates differ in certain ways from other TCR-T therapy approaches, serious adverse events or deaths in other clinical trials involving engineered TCR, or other T cell products or with our use of licensed TCR-T therapy candidates, even if not ultimately attributable to our product candidates, could negatively impact our business. For example, in November 2023, the FDA announced that it would conduct an investigation into reports of T-cell malignancies following BCMA-directed or CD19-directed autologous CAR-T cell immunotherapies following reports of T cell lymphoma in patients receiving these therapies. In January 2024, the FDA determined that new safety information related to T cell malignancies should be included in the boxed warning in the labeling for BCMA- and CD-19-directed genetically modified autologous T cell immunotherapies. While our TCR-T therapy candidates utilize a different mechanism of action, the FDA’s investigation into CAR-T therapies and other similar actions could result in increased government regulation, unfavorable public perception and publicity, potential impacts on enrollment in our clinical trials, potential regulatory delays in the testing, approval or licensing of our product candidates, stricter labeling requirements, or decreased demand for our product candidates.

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

We plan to seek regulatory approval of our product candidates outside of the U.S. and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

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
•
workforce uncertainty in countries where labor unrest is more common than in the U.S.;
•
potential liability under the Foreign Corrupt Practices Act of 1977 or comparable foreign regulations;
•
challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the U.S.;
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

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Our competitors may be able to develop other products or drugs that are able to achieve similar or better results. Our potential competitors include larger biotechnology and pharmaceutical companies with greater resources than us, academic institutions, governmental agencies, public and private research institutions and early stage or smaller companies. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff, experienced marketing and manufacturing organizations and well-established sales forces. Further, our competitors may have more financial resources, greater access to capital and diversified product offerings and revenue sources, which may give our competitors an advantage over us. In addition, many of these competitors are active in seeking patent protection and licensing arrangements in anticipation of collecting royalties for use of technology that they have developed. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized or less costly than our product candidates or may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products. We believe the key competitive factors that will affect the development and commercial success of our product candidates are safety, potency, purity, tolerability, reliability, convenience of use, price and reimbursement.

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

Our internal computer systems, or those used by our third-party CROs or other contractors or consultants, may fail or suffer security breaches or other unauthorized or improper access, which could result in a material disruption of the development programs of our product candidates.

Despite the implementation of security measures, our internal computer systems and those of our current and future CROs and other contractors and consultants are vulnerable to a variety of disruptions and data privacy and information security incidents, including data breaches, attacks by hackers and other malicious third parties (including the deployment of computer viruses, malware, ransomware, denial-of-service attacks, social engineering, and other events that affect service reliability and threaten the confidentiality, integrity, and availability of information), unauthorized access, natural disasters, fires, terrorism, war, telecommunications or electrical interruptions or failures, employee error or malfeasance or other malicious or inadvertent disruptions. For example, the ongoing conflict between Russia and Ukraine has led to an increase in cyberattacks on the Ukraine, including its government, companies, institutions and people, as well on the financial and communications infrastructure of other countries, companies and individuals therein. Additionally, the increased usage of computers operated on home networks may make our or our partners’ systems more susceptible to security breaches. While we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of data from completed or future preclinical studies and clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, to the extent we rely on third parties for the manufacture of our product candidates and to conduct clinical trials, similar events relating to their computer systems could also have a material adverse effect on our business, financial condition, results of operations and prospects.

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

As we become more dependent on information technologies to conduct our operations, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, may increase in frequency and sophistication. These threats pose a risk to the security of our systems and networks and to the confidentiality, availability and integrity of our data, and these risks apply both to us and to third parties on whose systems we rely for the conduct of our business. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, we and our partners or collaborators may be unable to anticipate these techniques or to implement adequate preventative measures. Further, we do not have any control over the operations of the facilities or technology of our cloud and service providers, including any third-party vendors that collect, process and store personal data on our behalf. Our systems, servers and platforms and those of our service providers may be vulnerable to computer viruses or physical or electronic break-ins that our or their security measures may not detect. Individuals able to circumvent such security measures may misappropriate our confidential or proprietary information, disrupt our operations, damage our computers or otherwise impair our reputation and business. We may need to expend significant resources and make significant capital investments to protect against security breaches or to mitigate the impact of any such breaches. There can be no assurance that we or our third-party providers will be successful in preventing cyber-attacks or successfully mitigating their effects. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

Security incidents, loss of data or modification of information, and other disruptions could compromise information related to our business or prevent us from accessing critical information, result in a significant disruption of our activities and expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we collect and store information, including personal information, intellectual property and proprietary business information that we own or control or have an obligation to protect. For example, we collect and store research and development information, employee data, commercial information, customer information and business and financial information. We and our service providers, including security and infrastructure vendors, manage and maintain our data using a combination of on-site systems and cloud-based data centers. We face a number of risks related to protecting critical information, including inappropriate use or disclosure, unauthorized access or acquisition, or inappropriate modification of, critical information. We also face the risk of being unable to access our critical information or technology systems due to actual or threats of ransomware, unauthorized encryption, or other malicious activity. We face the risk of being unable to adequately monitor, audit and modify our controls over our critical information. These risks extend to third-party service providers and subcontractors we use to assist us in managing our information or otherwise process it on our behalf. The secure processing, storage, maintenance and transmission of our critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information.

Although we take reasonable measures to protect critical information and other data from unauthorized access, acquisition, use or disclosure, our information technology and infrastructure and that of our service providers handling and storing information on our behalf may be vulnerable to a variety of disruptions, including data breaches, attacks by hackers and other malicious third parties (including the deployment of computer viruses, malware, ransomware, denial-of-service attacks, social engineering, and other events that affect service reliability and threaten the confidentiality, integrity, and availability of information), unauthorized access, natural disasters, fires, terrorism, war, telecommunications or electrical interruptions or failures, employee error or malfeasance or other malicious or inadvertent disruptions. In particular, the risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures that are effective against all such security threats. Because the techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates or terrorist organizations, we and our service providers and other partners may be unable to anticipate these techniques or implement adequate preventative measures. Further, we do not have any control over the operations of the facilities or technology of third parties that collect, process and store sensitive information on our behalf. Any unauthorized access or acquisition, breach, or other loss, of information could result in legal claims or proceedings, and liability under federal, state or foreign laws regarding the privacy and protection of information, including personal information, and could disrupt our operations and harm our reputation. In addition, notice of breaches may be required to affected individuals, regulators, credit reporting agencies or the media. Any such publication or notice could harm our reputation and our ability to compete. The financial exposure from the events referenced above could either not be insured against or not be fully covered through any insurance that we may maintain, and there can be no assurance that the limitations of liability in any of our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages as a result of the events referenced above. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Manufacturing

Manufacturing and administering our product candidates is complex and we may encounter difficulties in production, particularly with respect to process development or scaling up of our manufacturing capabilities. If we encounter such difficulties, our ability to provide supply of our TCR-T candidates for clinical trials or for commercial purposes could be delayed or stopped.

The process of manufacturing and administering our product candidates is complex and highly regulated. The manufacture of our product candidates involves complex processes, including the manufacture of a transposon containing the genetic information for our TCR construct, a transposase used to insert the transposon genetic information into the T cell genome, and manufacturing operations to ensure the safety, integrity, strength, sterility, purity, and quality of the final product. More specifically, the manufacture of our product candidates includes harvesting white blood cells from the patient, isolating certain T cells from the white blood cells, combining patient T cells with our delivery vector through a process known as transfection, selection of modified T cells from the population, expanding the selected transfected T cells to obtain the desired dose, aseptically filling product into vessels suitable for storage, distribution, and clinical dosing, and ultimately infusing the engineered T cells back into the patient’s body. As a result of the complexities entailed in this process, our manufacturing and supply costs will be higher than those of more traditional manufacturing processes and the manufacturing process is less reliable and more difficult to reproduce. Additionally, the number of facilities that are capable of harvesting patients’ cells for the manufacture of our product candidates and other autologous cell therapy products and product candidates is limited. As the number of autologous cell therapy products and product candidates increases, the limited number of facilities capable of harvesting patients’ cells could result in delays in the manufacture and administration of our product candidates.

We currently rely on our internal manufacturing facility for clinical manufacturing, and any disruption to this facility could impact our ability to advance our clinical trials. We currently rely on third parties for the manufacture of our non-viral vector and other components of our manufacturing process. These third-party manufacturers may incorporate their own proprietary processes into our components. We have limited control and oversight of a third party’s proprietary process, and a third party may elect to modify its process without our consent or knowledge. These modifications could negatively impact our manufacturing, including product loss or failure that requires additional manufacturing runs or a change in manufacturer, both of which could significantly increase the cost of and significantly delay the manufacture of our product candidates. In addition, we are currently reliant on a single manufacturer for our transposon and transposase components, and many of the critical raw materials and reagents used in the process are single or sole source. These third-party providers may not be able to provide adequate resources, capacity to meet our needs, timely delivery of material, or may change internal processes or specifications that adversely affect our process or product candidates.

Our manufacturing process is and will be susceptible to product loss or failure due to logistical issues, manufacturing issues associated with the differences in patients’ white blood cells, interruptions in the manufacturing process or supply chain, contamination, equipment or reagent failure, process design flaws, operator error, power failures, supplier error and variability in patient characteristics. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, product rejection, or other supply disruptions. If for any reason we lose a patient’s white blood cells, such material gets contaminated or processing steps fail at any point, the manufacturing process of the TCR-T candidate for that patient will need to be restarted, if possible, and the resulting delay may adversely affect that patient’s outcome. If microbial, viral, or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates or critical raw materials or reagents are made or administered, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

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

Although we have expanded our existing manufacturing facility and infrastructure in lieu of relying solely on third parties for the manufacture of our product candidates for certain clinical purposes and many of our personnel have experience in clinical manufacturing at other companies, we have limited experience as a company managing manufacturing for our product candidates, which will be costly, time-consuming, and which may not be successful.

We have expanded our existing manufacturing capacity to support our Phase 1 and Phase 2 clinical trials of our product candidates. We have limited experience as a company in setting up, building or managing a manufacturing facility or manufacturing suite, and may never be successful in developing our own manufacturing suite, manufacturing facility or manufacturing capability. We will need to hire additional personnel to manage our operations and facilities and develop the necessary infrastructure to continue the research and development, and eventual commercialization, if licensed, of our product candidates. If we fail to recruit the required personnel, manage our growth effectively, have inadequate facility design or construction, or fail to select the correct location, the development and production of our product candidates could be curtailed or delayed. Although we have established a manufacturing facility, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, design or construction flaws, labor shortages, supply disruptions, natural disasters, power failures and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

In addition, the FDA, the European Medicines Agency (EMA), and other foreign regulatory authorities may require us to submit samples of any lot of any licensed product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA, the EMA or other foreign regulatory authorities may require that we not distribute a lot until the relevant agency authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls, or inability to manufacture product in the future. Lot failures or product recalls could cause us to delay or forgo product launches or clinical trials, which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects. Problems in our manufacturing process or quality control testing could restrict our ability to meet market demand for our product candidates.

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

We may have difficulty validating our manufacturing process as we manufacture TCR-T candidates from an increasingly diverse patient population for our clinical trials.

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

We have not previously submitted a BLA to the FDA or similar licensure applications to comparable foreign regulatory authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety, purity, and potency for each desired indication. The BLA must also include significant information regarding the manufacturing controls for the product. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and licensure may not be obtained.

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
•
adding new clinical trial sites; or
•
manufacturing sufficient quantities of qualified materials under cGMPs, including current Good Tissue Practices (cGTPs), and applying them on a subject-by-subject basis for use in clinical trials.

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

The research, testing, manufacturing, labeling, licensure, sale, marketing and distribution of biologic products are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries, and such regulations differ from country to country. We are not permitted to market our product candidates in the U.S. or in any foreign countries until they receive the requisite licensure from the applicable regulatory authorities of such jurisdictions.

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
•
the FDA’s or the applicable foreign regulatory agency’s failure to approve our manufacturing processes or facilities or those of third-party manufacturers upon which we rely;
•
the potential for approval policies or regulations of the FDA or the applicable foreign regulatory authorities to significantly change in a manner rendering our clinical data insufficient for licensure;
•
the data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a BLA or other comparable submission in foreign jurisdictions or to obtain licensure of our product candidates in the U.S. or elsewhere; or
•
the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the U.S., or a patient population greater than 200,000 in the U.S. when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the U.S. will be recovered from sales in the U.S. for that drug or biologic. Orphan drug designation must be requested before submitting a BLA. In the U.S., orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

We may seek orphan drug designation for some or all of our current or future product candidates in additional orphan indications in which there is a medically plausible basis for the use of these products. Even when we obtain orphan drug designation, exclusive marketing rights in the U.S. may be limited if we seek licensure for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, although we intend to seek orphan drug designation for other product candidates, we may never receive such designations.

On August 3, 2017, Congress passed the FDA Reauthorization Act of 2017 (FDARA). FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The new legislation reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. Moreover, in the Consolidated Appropriations Act of 2021, Congress did not further change this interpretation when it clarified that the interpretation codified in FDARA would apply in cases where FDA issued an orphan designation before the enactment of FDARA but where product approval came after the enactment of FDARA. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

We may seek Accelerated Approval from the FDA for any of our current or future product candidates. Accelerated Approval, even if granted, for any of our current or future product candidates, may not lead to a faster development, or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

We plan to seek approval of our current product candidates and may seek approval of future product candidates using the FDA’s Accelerated Approval pathway. A product may be eligible for Accelerated Approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (IMM) that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving Accelerated Approval perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving Accelerated Approval, which could adversely impact the timing of the commercial launch of the product. Even if we do receive Accelerated Approval, we may not experience a faster development, regulatory review or approval process for that product. In addition, receiving Accelerated Approval does not provide assurance of ultimate FDA approval.

An RMAT designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval and we may be unable to obtain or maintain the benefits associated with such designation.

We may seek an RMAT designation for some of our product candidates. An RMAT is defined as cell therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products, except for those regulated solely under Section 361 of the Public Health Service Act. The RMAT program is intended to facilitate efficient development and expedite review of RMATs which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and where preliminary clinical evidence indicates the product has the potential to address unmet medical needs for such disease or condition. A BLA for an RMAT may be eligible for priority review if it meets the criteria for priority review, or for accelerated approval based on surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or reliance upon data obtained from a meaningful number of sites. Benefits of RMAT designation include all the benefits of the Fast Track and Breakthrough Therapy designation programs, including early interactions with FDA, which could include interactions with FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. An RMAT that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval.

RMAT designation is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for RMAT designation and seek RMAT designation for such product candidate, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of RMAT designation for a product candidate may not result in a faster development, review or approval process compared to product candidates considered for approval under non-expedited FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify for RMAT designation, the FDA may later decide that the product candidate no longer meets the conditions for qualification.

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

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval and licensure procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the U.S., including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the U.S., a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for any of our product candidates for which we receive marketing approval is also subject to approval.

We may also submit marketing applications in other countries. Regulatory authorities in jurisdictions outside of the U.S. have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

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
•
imposition of a REMS, which may include distribution or use restrictions;
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

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

The insurance coverage and reimbursement status of newly-approved products are uncertain. Our product candidates may become subject to unfavorable pricing regulations, third-party coverage and reimbursement practices, or healthcare reform initiatives, which would harm our business. Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drugs vary widely from country to country. In the U.S., recently enacted legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if any product candidates we may develop obtain marketing approval. For more information, please see “Item 1. Business – Government Regulation – Coverage and Reimbursement” in this Annual Report.

In the U.S. and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments such as cell therapy products. Sales of these or other product candidates that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

Reimbursement by a third-party payor may depend upon a number of factors, including, but not limited to, the third-party payor’s determination that use of a product is:

•
a covered benefit under its health plan;
•
safe, effective and medically necessary;
•
appropriate for the specific patient;
•
cost-effective; and
•
neither experimental nor investigational.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In general, the prices of medicines under such systems are substantially lower than in the U.S. Other countries allow companies to fix their own prices for medicines but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the U.S., the reimbursement for products may be reduced compared with the U.S. and may be insufficient to generate commercially reasonable revenues and profits.

There is also significant uncertainty related to the insurance coverage and reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. In the U.S., the principal decisions about reimbursement for new medicines are typically made by CMS, an agency within HHS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. No uniform policy of coverage and reimbursement for products exists among third-party payors and coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours. Reimbursement agencies in Europe may be more conservative than CMS. For example, a number of cancer drugs have been approved for reimbursement in the U.S. and have not been approved for reimbursement in certain European countries. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale, and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products we may develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize product candidates, and our overall financial condition.

Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price, or ASP, and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs.

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

The impact of recent healthcare reform legislation and other changes in the healthcare industry and in healthcare spending on us is currently unknown and may adversely affect our business model.

Our revenue prospects could be affected by changes in healthcare spending and policy in the U.S. and abroad. We operate in a highly regulated industry and new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could negatively impact our business, operations and financial condition. For more information, please see “Item 1. Business – Government Regulation – Healthcare Legislative Reform” in this Annual Report.

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
•
the availability of capital.

Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability. We expect that the healthcare reform measures that have been adopted and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

Regulatory requirements in the U.S. and abroad governing cell therapy products have changed frequently and may continue to change in the future, which could negatively impact our ability to complete clinical trials and commercialize our product candidates in a timely manner, if at all.

Regulatory requirements in the U.S. and abroad governing cell therapy products have changed frequently and may continue to change in the future. The FDA has established an office, now called the Office of Therapeutic Products within its Center for Biologics Evaluation and Research to meet its growing cell and gene therapy workload. The FDA also established the Cellular, Tissue and Gene Therapies Advisory Committee to advise its review.

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

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to: comply with the regulations of the FDA and other similar foreign regulatory authorities, provide true, complete and accurate information to the FDA and other similar foreign regulatory authorities, comply with manufacturing standards we have established, comply with healthcare fraud and abuse laws in the U.S. and similar foreign fraudulent misconduct laws or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the U.S., our potential exposure under such laws and regulations will increase significantly, and our costs associated with compliance with such laws and regulations are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. For more information, please see “Item 1. Business – Government Regulation – Anti-Kickback and False Claims Laws and Other Regulatory Matters” in this Annual Report.

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

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to induce or reward improper performance generally is governed by the national anti-bribery laws of EU Member States and the Bribery Act 2010 (Bribery Act) in the UK. Infringement of these laws could result in substantial fines and imprisonment. Payments made to physicians in certain EU Member States must be publicly disclosed. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the UK despite its departure from the EU. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States.

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

In the U.S., various federal and state regulators, including governmental agencies like the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act (CCPA) as amended by the California Privacy Rights Act (CPRA) creates individual privacy rights for California residents and imposes obligations on companies that process their personal information and meet certain revenue or volume processing thresholds. Among other things, the CCPA requires covered companies to provide new disclosures to California residents and provide such residents with new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The amendments introduced by the CPRA significantly modify the CCPA by expanding residents’ rights with respect to certain personal information and creates a new state agency to oversee implementation and enforcement efforts, among other changes. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches. This private right of action may increase the likelihood of, and risks associated with, data breach litigation, including class action litigation.

Similar laws have been passed in numerous other states and a number of other states have proposed new privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. In addition, laws in all 50 U.S. states require businesses to provide notice to individuals if certain of their personal information has been disclosed as a result of a qualifying data breach. There are also states that are specifically regulating health information. For example, Washington state recently passed a health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric data specifically. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we may likely become subject, if enacted.

Internationally, laws, regulations and standards in many jurisdictions apply broadly to the collection, use, retention, security, disclosure, transfer, marketing or other processing of personal data. For example, the collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EEA, including personal health data, is subject to the EU General Data Protection Regulation 2016/679 (GDPR), which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to having a legal basis for processing personal data, stricter requirements relating to the processing of sensitive data (such as health data), where required by GDPR obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, requirements to conduct data protection impact assessments for high risk processing and taking certain measures when engaging third-party processors. The GDPR permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The GDPR increased our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.

The GDPR provides that EEA Member States may make their own further laws and regulations in relation to the processing of genetic, biometric or health data, which could result in differences between EEA Member States, limit our ability to use and share personal data or could cause our costs to increase, and harm our business and financial condition.

Significantly, the GDPR imposes strict rules on the transfer of personal data out of the EEA and UK to other regions outside the EEA/UK, or third countries, that have not been deemed to offer “adequate” privacy protections by the competent data protection authorities, including the U.S. in certain circumstances, unless a derogation exists or adequate international transfer safeguards are put in place, such as, for example, the European Commission approved Standard Contractual Clauses (the EU SCCs) and the UK International Data Transfer Agreement/Addendum (the UK IDTA). Where relying on the EU SCCs or UK IDTA for data transfers, we may also be required to carry out transfer impact assessments on the transfers made pursuant to the EU SCCs and UK IDTA, on a case-by-case basis, to ensure the law in the recipient country provides “essentially equivalent” protections to safeguard the transferred personal data as provided in the EEA and UK, and may be required to adopt supplementary measures if this standard is not met. Further, the EU and the U.S. have adopted its adequacy decision for the EU-U.S. Data Privacy Framework ("Framework"), which entered into force on July 11, 2023. This Framework provides that the protection of personal data transferred between the EU and the U.S. is comparable to that offered in the EU. This provides a further avenue to ensuring transfers to the U.S. are carried out in line with GDPR. There has been an extension to the Framework to cover UK transfers to the U.S. The Framework could be challenged like its predecessor frameworks. The international transfer obligations under the EEA and UK data protection regimes will require significant effort and cost and may result in us needing to make strategic considerations around where EEA and UK personal data is located and which service providers we can utilize for the processing of EEA and UK personal data. Any inability to transfer personal data from the EEA to the

U.S. in compliance with data protection laws may impede our ability to conduct trials and may adversely affect our business and financial position.

Although the UK is regarded as one of the third countries under the EU GDPR, the European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EEA member states to the UK without additional safeguards. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The UK Government has introduced a Data Protection and Digital Information Bill (the UK Bill) into the UK legislative process. The aim of the UK Bill is to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill will make changes to the UK GDPR. In addition, EEA Member States have adopted national laws to implement the GDPR that may partially deviate from the GDPR. Further, the competent authorities in the EEA Member States may interpret GDPR obligations slightly differently from country to country and therefore we do not expect to operate in a uniform legal landscape in the EEA.

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

Even if we are able to commercialize any product candidates, the products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product candidate in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues, if any, we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval. For more information, please see “Item 1. Business – Government Regulation – Coverage and Reimbursement” in this Annual Report.

Our ability to commercialize any product candidates successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government healthcare programs, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, government authorities and third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for any product that we commercialize and, even if these are available, the level of reimbursement may not be satisfactory. Reimbursement may affect the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for our product candidates may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar regulatory authorities outside of the U.S. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, intellectual property, manufacture, sale and distribution expenses. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

Our success will depend in large part on our ability and the ability of our licensors and collaborators to obtain and maintain patent protection and other intellectual property and proprietary rights in the U.S. and other countries with respect to our technology and our product candidates, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment and development that are important to our business, as well as our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of others.

Given the early stage of development of our product candidates, our patent portfolio is similarly at an early stage. In particular, we do not exclusively license any issued patents and many of the patent applications we own are provisional applications. If we do not obtain meaningful patent coverage for our product candidates, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment, competitors may be able to erode or negate any competitive advantage we may have, which would likely harm our business and ability to achieve profitability. To establish our proprietary position, we have filed provisional patent applications and corresponding Patent Cooperation Treaty (PCT), national, and regional applications related to our novel product candidates that are important to our business, and we have exclusively licensed a patent family from BWH; we may in the future also license or purchase issued patents or pending patent applications filed by others. U.S. provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing of one or more of our related provisional patent applications. With regard to such U.S. provisional patent applications, if we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. While we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any such patent applications will result in the issuance of patents that provide us with any competitive advantage. If we are unable to secure or maintain patent protection with respect to our antibody technology and any proprietary products and technology we develop, our business, financial condition, results of operations, and prospects could be materially harmed.

If the scope of the patent protection we or our existing and potential licensors obtain, if any, is not sufficiently broad, we may not be able to prevent others from developing and commercializing technology and products similar or identical to ours. The degree of patent protection we require to successfully compete in the marketplace may be unavailable or severely limited and may not adequately protect our business or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our owned or exclusively licensed pending patent applications that mature into issued patents will include claims with a scope sufficient to protect our current and future product candidates or otherwise provide any competitive advantage. In addition, to the extent that we license intellectual property now or in the future, we cannot provide any assurances that those licenses will remain in force. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. Furthermore, patents have a limited lifespan. In the U.S., if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S.

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

Patent positions of life sciences companies can be uncertain and involve complex factual and legal questions and are subject of much litigation. No consistent policy governing the scope of claims allowable in the field of antibodies has emerged in the U.S. The scope of patent protection in jurisdictions outside of the U.S. is also uncertain. Changes in either the patent laws or in their interpretation in any jurisdiction that we seek patent protection may diminish our ability to protect our inventions, obtain, maintain, protect and enforce our intellectual property and other proprietary rights; and, more generally, may affect the value of our intellectual property, including the narrowing of the scope of any patents that we may obtain in the future and any that we may license.

The patent prosecution process is complex, expensive, time-consuming and inconsistent across jurisdictions. We may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent rights at a commercially reasonable cost or in a timely manner. In addition, we do not intend to pursue, and may not obtain, patent protection in all potentially relevant markets. It is possible that we will fail to identify important patentable aspects of our research and development efforts in time to obtain appropriate or any patent protection or fail to file patent applications covering inventions made in the course of development and commercialization activities before a competitor or another third party files a patent application covering, or publishes information disclosing, a similar, independently-developed invention. Such competitor’s or other third party’s patent application may pose obstacles to our ability to obtain patent protection or limit the scope of the patent protection we may obtain. While we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development efforts, including for example, our employees, corporate collaborators, external academic scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby endangering our ability to seek patent protection. In addition, publications of discoveries in the scientific and scholarly literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Consequently, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned or in-licensed patent rights and patent applications or were the first to file for patent protection on the inventions claimed in our pending patent applications.

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

The issuance or grant of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and patents we may obtain in the future may be challenged, invalidated, narrowed or held to be enforceable, including in the courts or patent offices in the U.S. and abroad, or circumvented. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, but which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. We may become subject to a third-party pre-issuance submission of prior art or opposition, derivation, revocation, re-examination, post-grant and inter partes review, or interference proceeding and other similar proceedings challenging any patent rights we may obtain in the future or the patent rights of others, including based on priority of invention or other features of patentability, in the U.S. Patent and Trademark Office (USPTO)

or other foreign patent office. An unfavorable determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, any patent rights we may obtain in the future, allow third parties to use or commercialize our technology or product candidates and compete directly with us, without payment to us (as they can now), or extinguish our ability to manufacture or commercialize product candidates without infringing third-party patent rights. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock.

In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, any patents we may obtain in the future protecting such candidates might expire before or shortly after commercialization of such candidates, if any. As a result, our intellectual property may never provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Moreover, any patents or patent applications that we may own or in-license in the future may be co-owned with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in any such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, thereby enabling our competitors to market competing products and technology. In addition, we or our licensors may need the cooperation of any such co-owners of any patents that we may own or in-license in the future in order to enforce such patents against third parties, and such cooperation may not be provided to us or our licensors. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.

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

We are a party to technology licenses, including in-license agreements with BWH and PHSA, and we may enter into additional licenses in the future. Such licenses do, and may in the future, impose commercial, contingent payment, royalty, insurance, indemnification, and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate the license, in which event we could lose valuable rights under our collaboration agreements and our ability to develop product candidates could be impaired. Additionally, should any such license agreement be terminated for any reason, there may be a limited number of replacement licensors, and a significant amount of time may be required to transition to a replacement licensor.

Our rights to develop and commercialize our product candidates are subject in part to the terms and conditions of third-party licenses, pursuant to which we have acquired rights from the applicable licensors. Our rights with respect to such intellectual property may terminate, in whole or in part, if we fail to meet applicable requirements or milestones relating to development and commercialization. We may also lose our rights to develop and commercialize our product candidates under such agreements if we fail to pay required milestones or royalties. In the event of an early termination of our license agreements, all rights licensed and developed by us under these agreements may be extinguished, which may have an adverse effect on our business, financial condition, results of operations and prospects.

We rely on certain of our licensors to prepare, file and prosecute patent applications and maintain patents and otherwise protect the intellectual property we license from them and may continue to do so in the future. We have limited or no control over these activities or any other intellectual property that may be related to our in-licensed intellectual property. For example, we cannot be certain that such activities by these licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. We have limited or no control over the manner in which our licensors initiate an infringement proceeding against a third-party infringer of the intellectual property rights, or defend certain of the intellectual property that is licensed to us. It is possible that any licensors’ infringement proceeding or defense activities may be less vigorous than had we conducted them ourselves.

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

We rely on certain of our licensors to prepare, file and prosecute patent applications and maintain patents and otherwise protect the intellectual property we license from them and may continue to do so in the future. We have limited control over these activities or any other intellectual property that may be related to our in-licensed intellectual property. For example, we cannot be certain that such activities by these licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. We have limited control over the manner in which our licensors initiate an infringement proceeding against a third-party infringer of the intellectual property rights, or defend certain of the intellectual property that is licensed to us. It is possible that any licensors’ infringement proceeding or defense activities may be less vigorous than had we conducted them ourselves or may not be conducted in accordance with our best interests.

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

Composition-of-matter patents are generally considered to be the strongest form of intellectual property protection for drug products because such patents provide protection without regard to any particular method of use or manufacture or formulation of the active pharmaceutical ingredient used. We currently have a limited number of issued patents, but our pending owned U.S. and international patent applications include claims that cover compositions of matter and methods of use of our product candidates. We cannot be certain that claims in any patent that may issue from our pending owned or in-licensed patent applications will cover the composition-of-matter of any of our current or future product candidates. If we are unsuccessful in obtaining issued patents that cover the composition of matter of any of our current or future product candidates, competitors may be able to erode or negate any competitive advantage we may have and our business, financial condition, results of operations and prospects could be materially harmed.

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

Currently, our patent applications are directed to our TCR-T candidates and accompanying technologies. We seek or plan to seek patent protection for our proprietary platform and product candidates by filing and prosecuting patent applications in the U.S. and other countries as appropriate. Our patent portfolio also includes patent families exclusively licensed from BWH, which include pending U.S. and foreign non-provisional patent applications. Any patents that may issue from any non-provisional patent applications claiming priority to these provisional patent applications would be expected to expire on various dates from 2038 through 2043, in each case without taking into account any possible patent term adjustments or extensions.

We anticipate additional patent applications will be filed both in the U.S. and in other countries, as appropriate. However, we cannot predict:

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

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates or uses thereof in the U.S. or in other foreign countries. Even if the patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. If the breadth or strength of protection provided by the patent applications we hold with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced. Since patent applications in the U.S. and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates. Various post-grant review proceedings, such as inter partes review and post-grant review, are available for any interested third party to challenge the patentability of claims in any patents issued to us or our licensors. While these post-grant review proceedings have been used less frequently to invalidate biotech patents, they have been successful regarding other technologies, and these relatively new procedures are still changing, and those changes might affect future results. No assurance can be given that, if challenged, any patents that we or our licensors may obtain would be declared by a court to be valid or enforceable or that, even if found valid and enforceable, a competitor’s technology or product would be found by a court to infringe any such patent. We may analyze patents or patent applications of our competitors that we believe are relevant and conclude that our activities do not infringe any valid claims of those patents or patent applications, but our conclusions may be erroneous or our competitors may obtain patents with issued claims, including in patents we consider to be unrelated, that block our efforts or that our product candidates or our activities infringe. Others may independently develop products that have the same effect as our product candidates without infringing any patents we may obtain or any of our other intellectual property rights, or they may design around the claims of any patents that we may obtain.

Recent and future patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any patents we may obtain. In March 2013, under the Leahy-Smith America Invents Act (America Invents Act) the U.S. moved from a “first to invent” to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. The America Invents Act included a number of other significant changes to U.S. patent law, including provisions that have affected the way patent applications are prosecuted, redefined prior art and established a new post-grant review system. The effects of these changes are still unclear as the USPTO only recently developed new regulations and procedures in connection with the America Invents Act, and many of the substantive changes to patent law, including the “first-to-file” provisions, only became effective in March 2013. Moreover, the courts have yet to address many of these provisions. Overall, the America Invents Act and its implementation have increased the uncertainties and costs surrounding the prosecution of our patent applications and any enforcement or defense of any patents that we may obtain, which could have a material adverse effect on our business and financial condition.

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

In addition to the protection afforded by any patent rights we may obtain, we seek to rely on trade secret protection, confidentiality agreements, and license agreements to protect our proprietary know-how, information, technology and other proprietary information that is not patentable, processes for which patents are difficult to enforce and any other elements of our product discovery and development processes that involve proprietary know-how, information, or technology that we have not sought to protect through patent applications. For example, significant elements of our product candidates, including aspects of sample preparation, methods of manufacturing, cell culturing conditions, computational-biological algorithms, and related processes and software, are based on unpatented trade secrets that are not publicly disclosed. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements generally provide that all confidential information concerning our business or financial affairs developed or made known to the individual or entity during the course of the party’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual, and which are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property. In addition, we take other appropriate precautions, such as physical and technological security measures, to guard against misappropriation of our proprietary technology by third parties. Despite these measures, we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the U.S.. Courts outside the U.S. are sometimes less willing to protect trade secrets. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the U.S. and abroad. If we choose to go to court to stop a third party from using any of our trade secrets, we may incur substantial costs. These lawsuits may consume our time and other resources even if we are successful. If we are unable to prevent unauthorized disclosure of our material intellectual property to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results and financial condition. For more information, see “Risk Factors – Risks Related to Our Intellectual Property – “We have limited foreign intellectual property rights and may not be able to protect our intellectual property rights throughout the world.”’

Third-party claims of intellectual property infringement, misappropriation or other violations may prevent or delay our product discovery and development efforts.

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
•
if a license is available from a third party, we may have to pay substantial royalties, upfront fees and other amounts, and/or grant cross-licenses to intellectual property rights for our product candidates or using our proprietary technologies; and
•
redesigning our product candidates or processes so they do not infringe third-party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time.

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

Third parties may assert that we are employing their proprietary technology without authorization. Generally, conducting preclinical and clinical trials and other development activities in the U.S. is not considered an act of infringement. If any of our product candidates is licensed by the FDA, a third party may then seek to enforce its patent by filing a patent infringement lawsuit against us. While we do not believe that any claims that could otherwise have a materially adverse effect on the commercialization of our product candidates, if licensed, are valid and enforceable, we may be incorrect in this belief, or we may not be able to prove it in litigation. In this regard, patents issued in the U.S. by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing”, a heightened standard of proof. As a result, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If any third-party patent were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, or aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holder of any such patent may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patent, or until such patent expires or it is finally determined to be held invalid or unenforceable. In any case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock. Any of the foregoing events could harm our business, financial condition, results of operations and prospects.

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

Because additional product candidates may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, while we have certain patent rights directed to certain TCR constructs, we may not be able to obtain intellectual property to broad T cell or TCR constructs.

Our product candidates may also require specific formulations to work effectively and efficiently and rights to these formulations may be held by others. Similarly, efficient production or delivery of our product candidates may also require specific compositions or methods, and the rights to these may be owned by third parties. We may be unable to acquire or in-license any formulations, compositions, methods of use, processes or other third-party intellectual property rights that we identify as necessary or important to our business operations. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all, which would harm our business. We may need to cease use of the compositions or methods covered by such third-party intellectual property rights, and may need to seek to develop alternative approaches that do not infringe on such intellectual property rights which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology. Moreover, the specific antibodies that will be used with our product candidates may be covered by the intellectual property rights of others.

Additionally, we may collaborate with academic institutions to accelerate our preclinical research or development under written agreements with these institutions. In certain cases, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to others, potentially blocking our ability to pursue our program. If we are unable to successfully obtain rights to required third-party intellectual property or to maintain the existing intellectual property rights we have, we may have to abandon development of such program and our business and financial condition could suffer.

The licensing and acquisition of third-party intellectual property rights is a competitive area, and companies that may be more established or have greater resources than we do may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to commercialize our product candidates. More established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability. Our owned or in-licensed patents, and any of our owned or in-licensed patent applications that may issue in the future, may be challenged at the USPTO or foreign patent offices in re-examination, inter partes review, post-grant review and equivalent proceedings in foreign jurisdictions (such as opposition proceedings). Such proceedings could result in the revocation of or amendment to such patents in such a way that they no longer cover our product candidates or technologies. If we or one of our licensing partners initiates legal proceedings against a third party to enforce a patent that we may obtain in the future covering one of our product candidates, the defendant could counterclaim that such patent is invalid and/or unenforceable. In patent litigation in the U.S., counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post-grant review and equivalent proceedings in foreign jurisdictions (such as opposition proceedings). Such proceedings could result in revocation or amendment to any patents we may obtain in the future in such a way that they would no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, or if we are otherwise unable to adequately protect our rights, we would lose at least part, and perhaps all, of any patent protection we may eventually obtain on our product candidates and technologies. Such a loss of patent protection could have a material adverse impact on our business, financial condition, results of operations and prospects and our ability to commercialize or license our technology and product candidates.

Changes to patent law and its interpretation in the U.S. and in foreign jurisdictions could diminish the value of patents in general and may impact the validity, scope or enforceability of our patent rights, thereby impairing our ability to protect our product candidates and technologies.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly any patents that may issue from our pending patent applications. Changes in either the patent laws or in their interpretation in any jurisdiction that we seek patent protection may diminish our ability to protect our inventions, obtain, maintain and enforce our intellectual property and proprietary rights and, more generally, may affect the value of our intellectual property and proprietary rights. The U.S. continues to adapt to wide-ranging patent reform legislation that became effective starting in 2012. Moreover, various courts, including the U.S. Supreme Court, have rendered decisions that have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on decisions by Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we might obtain in the future. For example, in the case Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that certain claims to DNA molecules are not patentable. We cannot predict how future decisions by the courts, Congress or the USPTO may impact the value of our pending patent applications. Similarly, any adverse changes in the laws and regulations governing patents in other jurisdictions could have an adverse effect on our ability to obtain and effectively enforce our patent rights and have a material adverse effect on our business and financial condition.

We have limited foreign intellectual property rights and may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S.. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws in the U.S., and we may encounter difficulties in protecting and defending such rights in foreign jurisdictions. Consequently, we may not be able to prevent third parties from practicing our inventions in some or all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors or other third parties may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may also export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as in the U.S.. These products may compete with our product candidates and our patent rights or other intellectual property rights may not be effective or sufficient to prevent them from competing. In addition, certain countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to other parties. Furthermore, many countries limit the enforceability of patents against other parties, including government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of any patents. Most of our patent portfolio is at a very early stage. We will need to decide whether, and in which jurisdictions, to pursue protection for the various inventions in our portfolio prior to applicable filing deadlines.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biopharmaceutical products and biotechnology, which could make it difficult for us to stop the infringement, misappropriation or other violation of our intellectual property rights, including any infringement of any patents we may obtain in the future in such countries, or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce any patent rights we may obtain in the future in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patent applications at risk of not issuing, any patents we obtain in the future at risk of being invalidated or interpreted narrowly and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to establish our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

We have received, and will continue to receive, confidential and proprietary information from third parties. In addition, we have employed and expect to continue to employ individuals who were previously employed at university or other biotechnology or pharmaceutical companies, including our competitors or potential competitors, in some cases until recently. Although we try to ensure that our employees, consultants, advisors and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we, our employees, advisors, consultants or independent contractors have deliberately, inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information of these former employers, competitors or other third parties, or to claims that we have improperly used or obtained such trade secrets. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of these third parties or our employees’ former employers or our consultants’ or contractors’ current or former clients or customers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management and employees. If we are not successful in defending such claims, in addition to paying monetary damages, we could lose access or exclusive access to valuable intellectual property rights and face increased competition to our business. Any of the foregoing could harm our business, financial condition, results of operations and prospects.

We may be subject to claims, and damages resulting from claims, that we or our employees have wrongfully used or disclosed alleged trade secrets of our competitors or are in breach of non-competition or non-solicitation agreements with our competitors.

Many of our employees were previously employed at other pharmaceutical companies, including our competitors or potential competitors, in some cases until recently. We may be subject to claims that we or our employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information belonging to these former employers or competitors. In addition, we have been and may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. If our defense to those claims fails, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Any litigation or the threat thereof may adversely affect our ability to hire employees. A loss of key personnel or their work product could hamper or prevent our ability to commercialize product candidates or potential products, which could have an adverse effect on our business, results of operations, financial condition and prospects.

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time. If we do not obtain patent term extension and data exclusivity for any of our current or future product candidates, our business may be materially harmed.

Depending upon the timing, duration, conditions and specifics of any FDA marketing approval of any of our current or future product candidates that we may receive, one or more U.S. patents that we may obtain in the future may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Amendments) and one or more of our foreign patent rights may be eligible for patent term extension under similar legislation, for example, in the EU. In the U.S., the Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for effective patent term lost during product development and the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, there are no assurances that the FDA or any comparable foreign regulatory authority or national patent office will grant such extensions, in whole or in part. For example, we may not be granted an extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to the expiration of relevant patents, or otherwise fail to satisfy other applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or term of any such extension is less than we request, the period during which we can enforce our patent rights for the applicable product candidate will be shortened, and our competitors or other third parties may obtain approval to market competing products following expiration of any patents that we may obtain in the future, and our business, financial condition, results of operations, and prospects could be materially harmed.

If our trademarks are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

We rely on both registered and common law protection for our trademarks for use in connection with our product candidates and services in various countries. These trademarks may not afford adequate protection. Our trademark applications may be provisionally or ultimately refused by the USPTO or the trademark agencies of other countries, or such applications may be challenged by others. We also may not have the financial resources to enforce the rights under these trademarks, which may enable others to use the trademarks and dilute their value. Our trademarks may be challenged, infringed, circumvented or declared generic or determined to be infringing the trademarks of others. In such a case, we may not be able to protect or derive any value from such trademarks or may be required to cease using a conflicting mark entirely. The value of our trademarks may also be diminished by our own actions, such as failing to impose appropriate quality control when licensing our trademarks. Any of the foregoing could impair the value of, or ability to use, our trademarks, reduce our ability to compete effectively, and have an adverse effect on our business.

Certain of our in-licensed patent rights are, and our future owned and in-licensed patent rights may be, subject to a reservation of rights by one or more third parties, including government march-in rights with regards to certain patents, that may limit our ability to exclude third parties from commercializing product candidates similar or identical to ours.

Certain of our in-licensed patent rights may be subject to a reservation of rights by one or more third parties. Pursuant to the Bayh-Dole Act, the U.S. government has march-in rights with regards to government-funded technology. For example, the U.S. government has certain rights, including march-in rights, to patent rights and technology funded by the U.S. government and licensed to us from BWH. When new technologies are developed with government funding, in order to secure ownership of such patent rights, the recipient of such funding is required to comply with certain government regulations, including timely disclosing the inventions claimed in such patent rights to the U.S. government and timely electing title to such inventions. Any failure to timely elect title to such inventions may provide the U.S. government with the right to, at any time, take title to such inventions. Additionally, the U.S. government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the government to use the invention or to have others use the invention on its behalf. If the government decides to exercise these rights, it is not required to engage us as its contractor in connection with doing so. These rights may permit the U.S. government to disclose our confidential information to third parties and to exercise march-in rights to use or allow third parties to use our licensed technology. The U.S. government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the U.S. Any exercise by the government of any of the foregoing rights could harm our competitive position, business, financial condition, results of operations, and prospects.

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

Our collaboration agreements may grant our collaborators exclusive rights under certain of our intellectual property and may therefore preclude us from entering into collaborations with others relating to the same or similar compounds, therapeutic targets, indications or diseases. Our Amgen Agreement, to identify antigens recognized by T cells in patients with Crohn’s disease, grants Amgen options to evaluate a variety of modalities to create therapeutics based on targets discovered by us, and Amgen will retain all global development and commercialization rights. Amgen may terminate the Amgen Agreement in its entirety for our insolvency, uncured material breach, or failure to comply with specified compliance provisions or subject to a specified negotiation mechanism. Amgen may terminate the Amgen Agreement in its entirety upon 90 days’ prior written notice to us. If a collaboration agreement is terminated, in whole or in part, we may be unable to continue the development and commercialization of the applicable product candidates, and even if we are able to do so, such efforts may be delayed and result in additional costs.

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

In the future, we may rely on the use of manufacturing suites in third-party GMP facilities or third parties to manufacture our product candidates. Our business could be harmed if we are unable to use third-party manufacturing suites or if the third-party manufacturers fail to provide us with sufficient quantities of our product candidates or fail to do so at acceptable quality levels, prices, or timing.

We have manufacturing capacity at our facilities in Waltham, Massachusetts, but we have not yet caused our product candidates to be manufactured or processed on a commercial scale and may not be able to do so for any of our product candidates.

We expect to use third parties as part of our manufacturing process for registrational trials for our current pipeline, and we may also use them for product candidates in the future. Our anticipated reliance on a limited number of third-party manufacturers exposes us to the following risks:

•
we may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited, and the FDA must inspect any manufacturers for current cGMP and cGTP compliance as part of our marketing application;
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

•
our third-party manufacturers might be unable to timely manufacture our product candidates or produce the quantity and quality required to meet our clinical and commercial needs, if any;
•
our third-party suppliers or collaborators from whom we receive our antibodies used in combination with our product candidates may be unable to timely manufacture or provide the applicable antibody or produce the quantity and quality required to meet our clinical and commercial needs;
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
•
manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMP, cGTP and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards;
•
we may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our product candidates;
•
our third-party manufacturers could breach or terminate their agreements with us;
•
raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier, may not be available or may not be suitable or acceptable for use due to material or component defects;
•
our contract manufacturers and critical reagent suppliers may be subject to inclement weather, as well as natural or man-made disasters;
•
our contract manufacturers may have unacceptable or inconsistent product quality success rates and yields, and we have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel; and
•
our contract manufacturers may be adversely affected by the COVID-19 pandemic, the ongoing U.S.-China trade war, the ongoing conflicts between Russia-Ukraine and between Israel and Hamas, political unrest in countries where we or our partners operate, earthquakes and other natural or man-made disasters, equipment failures, labor shortages, power failures, and numerous other factors.

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

The manufacture of cellular-based drug products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of such products often encounter difficulties in production, particularly in scaling up or out, validating the production process and assuring high reliability of the manufacturing process (including the absence of contamination). These problems include logistics and shipping, difficulties with production costs and yields, quality control, including stability of the product, intermediates, or raw materials, product testing, operator error and availability of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if contaminants are discovered in our supply of our product candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot provide assurance that any stability failures or other issues relating to the manufacture of our product candidates will not occur in the future.

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

Our product candidates require specialty materials, some of which are manufactured by small companies with limited resources and experience to support a commercial product. We do not have long-term contracts with several of these suppliers and may not be able to contract with them on acceptable terms or at all. In addition, a number of our suppliers normally support blood-based hospital businesses and generally do not have the capacity to support commercial products manufactured under cGMP by biopharmaceutical firms or may divert their resources towards hospitals rather than us. Our suppliers may be ill-equipped to support our needs, especially in non-routine circumstances like an FDA inspection or medical crisis, such as widespread contamination. We may experience delays in receiving key materials to support clinical or commercial manufacturing. For example, in 2020, we experienced significant delays in receiving shipments of materials utilized in our cell expansion process as a result of the distributor prioritizing distribution of such products for medical use, rather than product candidate development, and, subsequently, increased demand following the easing of state and federal workplace restrictions.

In addition, some of our raw materials are currently sourced from a single supplier, or a small number of suppliers. For example, the type of cell culture media and cryopreservation buffer that we currently use in our manufacturing process for TSC-100 and TSC-101 are each only sourced from a limited number of suppliers. In addition, the cell processing equipment and tubing that we use in our current manufacturing process is only sourced from a single supplier. We also use certain biologic materials, that are available from multiple suppliers, but each version may perform differently, requiring us to characterize them and potentially modify the manufacturing process if we change suppliers. We cannot be sure that these suppliers will remain in business, or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these materials for our intended purpose. Accordingly, if we no longer have access to these suppliers, we may experience delays in our clinical or commercial manufacturing which could harm our business or results of operations.

Our manufacturing process needs to comply with FDA regulations relating to the quality and reliability of such processes. Any failure to comply with relevant regulations could result in delays in or termination of our clinical programs and suspension or withdrawal of any regulatory approvals.

In order to commercially produce our product candidates either at our own facility or at a third party’s facility, we will need to comply with the FDA’s cGMP regulations and guidelines, including cGTPs. We may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. We are subject to inspections by the FDA and comparable foreign regulatory authorities to confirm compliance with applicable regulatory requirements. Any failure to follow cGMP, cGTP or other regulatory requirements or delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our TCR-T candidates as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our TCR-T programs, including leading to significant delays in the availability of our TCR-T candidates for our clinical trials or the termination of or suspension of a clinical trial, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Significant non-compliance could also result in the imposition of sanctions, including warning or untitled letters, fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation and our business.

If our third-party manufacturers use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Our research and development activities involve the controlled use of potentially hazardous substances, including chemical and biological materials, by our third-party manufacturers. Our manufacturing is (and any third-party manufacturers we engage are) subject to federal, state and local laws and regulations in the U.S. governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe that our manufacturers’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from medical or hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.

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

To encourage valuable employees to remain at our Company, in addition to salary and cash incentives, we have provided stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of March 1, 2024, we had 154 full-time employees and 0 part-time employees. As our development and commercialization plans and strategies develop, and as we continue operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as one or more shareholders or groups of shareholders who own at least 5 percent of the corporation’s equity increasing their equity ownership in the aggregate by a greater than 50 percentage point change (by value) over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income may be limited. As a result of our public offerings, our most recent private placements and other transactions that have occurred over the past three years, we have experienced, such an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2023, we had U.S. federal net operating loss carryforwards of $84.8 million and U.S. federal research and development tax credit carryforwards of $11.7 million that expire through 2042 and which could be limited if we experience an “ownership change.” Under the current law, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 will not be subject to expiration. However, any such net operating loss carryforwards may only offset 80% of our annual taxable income in taxable years beginning after December 31, 2020. State net operating loss carryforwards and other tax attributes may be similarly limited. Any such limitations may result in increased tax liabilities that could adversely affect our business, results of operations, financial position and cash flows.

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
•
regulatory or legal developments in the U.S. and other countries;
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
•
the economy as a whole and market conditions in our industry, including conditions resulting from the COVID-19 pandemic; or the ongoing conflicts between Russia and Ukraine and between Israel and Hamas;
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

As of March 1, 2024, our executive officers, directors, and entities affiliated with such persons beneficially owned, in the aggregate, approximately 32% of our outstanding voting stock and approximately 38% of our outstanding common stock. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders, oppose them. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you or other stockholders may feel are in your or their best interest as one of our stockholders. This concentration of ownership might also have the effect of delaying or preventing a change of control of our Company that other stockholders may view as beneficial.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the U.S. is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our bylaws or any action asserting a claim against us that is governed by the internal affairs doctrine. This provision does not apply to claims brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our amended and restated certificate of incorporation provides further that the federal district courts of the U.S. is the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. These choices of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and may discourage these types of lawsuits. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive-forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find the exclusive-forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business.

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

Increased inflation may result in increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the U.S. Federal Reserve System has repeatedly raised, and may continue to raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks.

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

Item 1B. Unresolved Staff Comments

Not Applicable

Item 1C. Cybersecurity

Risk Management and Strategy

We recognize the importance of safeguarding the security of our computer systems, software, networks, and other technology assets. We have implemented processes for identifying, assessing, and mitigating cybersecurity risks and we have implemented a cybersecurity risk management program that is informed by recognized industry standards and frameworks and incorporates elements of the same, including elements of the National Institute of Standards and Technology (NIST) Cybersecurity Framework.

Our cybersecurity risk management program incorporates a number of components, including, but not limited to, information security policies and operating procedures, periodic information security risk assessments and other vulnerability analyses, and ongoing monitoring of critical risks from cybersecurity threats using automated tools. Additionally, we have implemented a process to conduct cybersecurity awareness training for employees during onboarding and thereafter.

We maintain a Cybersecurity Incident Response Plan, or CIRP, which is designed to guide our response to cyber incidents, including to mitigate and contain any potential cybersecurity incidents that could affect our systems, network, or data. The CIRP identifies the individuals responsible for developing, maintaining, and following procedures related to cybersecurity incident response, including escalation protocols. We also engage external third-party consultants to provide services, such as penetration testing, which is conducted on an annual basis, and periodic vulnerability assessments. These consultants also perform annual assessments of our cybersecurity program, which involve, among other things, review of our IT security measures and processes for alignment with the NIST Cybersecurity Framework and provision of threat intelligence regarding emerging risks to our information systems.

As part of our cybersecurity risk management program, we maintain processes around third-party vendor risk management, including a framework for managing third-party information security risks. This framework, which applies to select third parties who have access to our systems and/or process our information, includes processes for assessing and reviewing the cybersecurity practices of such third-parties, including a review of available security audit reporting and certifications and inclusion of security requirements in contracts, as appropriate.

We have not been materially affected by cybersecurity threats. We may, from time to time, experience threats to and security incidents related to our data systems but we do not believe they are reasonably likely to materially affect our business strategy, results of operations or financial condition. For more information, please see the risk factors entitled “Our internal computer systems, or those used by our third-party CROs or other contractors or consultants, may fail or suffer security breaches or other unauthorized or improper access, which could result in a material disruption of the development programs of our product candidates” and “Security incidents, loss of data or modification of information, and other disruptions could compromise information related to our business or prevent us from accessing critical information, result in a significant disruption of our activities and expose us to liability, which could adversely affect our business and our reputation” in Item 1A- Risk Factors in this Annual Report.

Governance

Our Head of Information Technology and Security, or Head of IT, has primary responsibility for day-to-day management of our cybersecurity risk management program, including leading a dedicated team of information technology professionals to monitor cybersecurity risks on behalf of TScan. Our Head of IT has over 15 years’ experience with information technology and cybersecurity risk management programs.

This team is responsible for assessing potential vulnerabilities and exposures to cybersecurity threats, implementing controls and measures designed to mitigate these risks, and regularly monitoring and updating these policies, to adapt to evolving threats. If an incident arises, the Head of IT notifies our Chief Legal and Compliance Officer, and Chief Financial Officer, who will raise issues to those charged with governance, as appropriate.

Our audit committee, a subcommittee of our board of directors, has been delegated responsibility for oversight of cybersecurity risk management, which includes reviewing our cybersecurity and other information, technology risks, controls and procedures, including our plans to mitigate and respond to cybersecurity risks. The Head of IT, alongside the Chief Legal and Compliance Officer, and Chief Financial Officer, provide quarterly reports to the audit committee covering cybersecurity and other information technology risks affecting us. These reports may include reviewing our current infrastructure and the status of key cybersecurity initiatives, including the status of ongoing mitigation efforts, providing insights into the latest cybersecurity threats, and discussing any recent security incidents impacting our peer companies. Periodically, or in the event of a critical cybersecurity incident, the Chief Legal and Compliance Officer, and Chief Financial Officer will provide our full board of directors with findings and recommendations from these reports.

Item 2. Properties

Our corporate headquarters is located at 830 Winter Street in Waltham, Massachusetts. The facility at 830 Winter Street is 25,472 square feet of laboratory space, with a lease expiration of October 2029. We also lease a facility at 880 Winter Street which is 113,487 square feet of office and laboratory space with a lease termination date of December 2032. We believe our facilities are sufficient to meet our current needs for the foreseeable future.

Item 3. Legal Proceedings

We are not currently a party to any material legal proceedings. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been publicly traded on The Nasdaq Global Market under the symbol “TCRX” since July 16, 2021. Prior to that time, there was no public market for our common stock.

Holders

As of March 1, 2024, there were approximately 70 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing a robust pipeline of T cell receptor (TCR)-engineered T cell, or TCR-T, therapies for the treatment of patients with cancer. Our approach is based on the central premise that we can learn from patients who are winning their fight against cancer to treat those who are not. Over the past several years, we have built our ImmunoBank, a repository of therapeutic TCRs that recognize diverse targets and are associated with multiple human leukocyte antigen, or HLA, types. These TCRs are then used to manufacture enhanced TCR-T therapies to treat a broad population of patients with both heme and solid tumor malignancies. Every TCR in our ImmunoBank has come from our proprietary platform technologies, and we are continuing to expand our ImmunoBank. Using TargetScan, we analyze the T cells of cancer patients with exceptional responses to immunotherapy to discover how the immune system naturally recognizes and eliminates tumor cells in these patients. This allows us to precisely identify the targets of TCRs that are driving these exceptional responses. We then use these anti-cancer TCRs to treat patients by genetically engineering T cells to recognize and eliminate their cancer. In addition to discovering TCRs against novel targets, we are using our ReceptorScan technology to identify high affinity naturally occurring TCRs for known targets. Once we identify therapeutic candidates using these technologies, we reduce the safety risk of clinical development by comprehensively screening these TCRs against the human proteome using SafetyScan to identify potential off-target interactions. We then eliminate any TCR-T candidates that cross-react with proteins expressed at high levels in normal tissues.

We are advancing a robust pipeline of TCR-T candidates for the treatment of patients with hematologic malignancies and solid tumors. Our lead product candidates, TSC-100 and TSC-101, are in development for the treatment of patients with hematologic malignancies to eliminate residual disease and prevent relapse following allogeneic hematopoietic cell transplantation (HCT). TSC-100 and TSC-101 target the antigens HA-1 and HA-2, respectively, which are well-recognized TCR targets that were first identified in patients with exceptional responses to HCT-associated immunotherapy. We have initiated a multi-arm Phase 1 "umbrella" clinical study of TSC-100 and TSC-101 with over ten clinical sites activated, and we plan to add more sites in 2024.

In addition, we are developing multiple TCR-T candidates for the treatment of solid tumors. One of the challenges of treating solid tumors is that they are heterogeneous - not every tumor cell expresses a given target and some tumor cells lose half their HLA genes. To address this challenge, we are developing what we refer to as multiplexed TCR-T therapy - treating a patient with more than one TCR-T candidate at a time. We are designing these multiplexed therapies to be a simultaneous administration of up to three highly active TCR-T therapy candidates, selected from our ImmunoBank, that are customized for each patient based on which targets are expressed in their tumors and which HLA genes are still intact. We continue to prioritize expanding the ImmunoBank with TCRs for multiple targets and multiple HLA types for each target. We have now advanced six TCR-T therapy candidates into Phase 1 development for solid tumors: TSC-203-A0201 (PRAME, HLA-A*02:01); TSC-200-A0201 (HPV16, HLA-A*02:01); TSC-201-B0702 (MAGE-C2, HLA-B*07:02); TSC-204-A0201 (MAGE-A1, HLA-A*02:01); TSC-204-C0702 (MAGE-A1, HLA-C*07:02); and TSC-204-A0101 (MAGE-A1, HLA-A*01:01). In addition to clearing these six solid-tumor investigational new drug (IND) applications, the FDA has cleared our IND application for T-Plex, enabling us to treat patients with multiplexed TCR-T therapy. We plan to further expand the ImmunoBank in 2024 by filing IND applications for additional TCR-Ts.

Since our inception in 2018, we have devoted our efforts to raising capital, obtaining financing, filing, prosecuting and maintaining intellectual property rights, organizing and staffing our Company and incurring research and development costs related to the identification of novel targets for TCRs and development of TCR-Ts to target and eliminate cancer cells. We do not have any therapies approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from sales of capital stock, revenue received under our collaboration agreements, as well as a debt facility with K2HV.

Components of Results of Operations

Revenue

To date, our revenue has primarily been derived from our collaboration and licensing agreements, which have been in the scope of ASC 606, Revenue from Contracts with Customers. We have not generated any revenue from the sale of therapies to date, nor do we expect to generate revenues therefrom in the near future, if at all. If our development efforts for our product candidates are successful and result in regulatory approval or if we enter into additional license or collaboration agreements with third parties, we may generate additional revenue in the future from sales of our therapies, payments from license or collaboration agreements that we may enter into with third parties, or any combination thereof. However, there can be no assurance as to when we will generate such revenue, if at all. We expect that our revenue for at least the next several years will be derived primarily from collaborations and licenses that we may enter into in the future, if any.

Collaboration Revenue

Novartis

In March 2020, we entered into a Collaboration and License Agreement (the Novartis Agreement) with Novartis Institutes for BioMedical Research, Inc. (Novartis), to collaborate on their research efforts to discover and develop novel TCR-T therapies. Under the Novartis Agreement, we identified and characterized TCRs in accordance with a research plan and transferred data arising from the research plan. The collaboration included an upfront fee and research funding together totaling $30.0 million. During the years ended December 31, 2023 and 2022, we recognized $5.8 million and $13.5 million, respectively, of revenue associated with the Novartis Agreement, of which $1.9 million and $4.5 million, respectively, related to cost reimbursements under the Novartis Agreement that offset costs incurred within research and development expenses in the statements of operations. In March 2023, all performance obligations were considered fulfilled, and the arrangement was completed.

Amgen

On May 8, 2023, the Company entered into a Collaboration Agreement with Amgen Inc. (the Amgen Agreement) to identify antigens recognized by T cells in patients with Crohn’s disease in accordance with a research plan. Under the terms of the Agreement, Amgen will retain all global development and commercialization rights.

The collaboration included an upfront fee of $30.0 million. We have identified performance obligations for research and development activities, the license, data reporting and participation in joint steering and research committees, which were determined to be a single combined performance obligation due to the services and licenses being highly interrelated. During the year ended December 31, 2023, we recognized $14.2 million of revenue associated with the Amgen Agreement. The research term of the Amgen Agreement is expected to be approximately 3 years.

See Note 9, Collaboration and License Agreements, to our audited financial statements included elsewhere in this Annual Report.

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
•
facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and insurance; and
•
payments made under third-party licensing agreements.

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
•
our ability to obtain and maintain patents, trade secret protection and regulatory exclusivity, both in the U.S. and internationally;
•
our ability to protect our rights in our intellectual property portfolio;
•
the commercialization of our product candidates, if and when approved;
•
obtaining and maintaining third-party insurance coverage and adequate reimbursement;
•
the acceptance of our product candidates, if approved, by patients, the medical community and third-party payors;
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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. We have incurred significantly increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company and anticipate these expenses to increase in 2024 as we continue to expand the business. In addition, if we obtain regulatory approval for a product candidate and do not enter into a third-party commercialization collaboration, we expect to incur significant expenses related to building a sales and marketing team to support sales, marketing and distribution activities.

As of December 31, 2023, the unrecognized compensation cost related to outstanding options, inclusive of research and development and general and administrative, was $18.8 million, which is expected to be recognized over a weighted-average period of 3.24 years.

Income Taxes

Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in any year or for our earned research and development tax credits, due to the uncertainty of realizing a benefit from those items. As of December 31, 2023, we had federal and state net operating loss carryforwards of $84.8 million and $85.3 million, respectively, which may be used to offset future taxable income, if any. The state amounts expire at various dates through 2042. The federal net operating losses generated in and after 2018 can be carried forward indefinitely. As of December 31, 2023, we had federal and state tax credit carryforwards of $11.7 million and $6.7 million, which expire at various dates through 2042 and 2037, respectively. Due to the degree of uncertainty related to the ultimate use of the deferred tax assets, we have fully reserved these tax benefits, as the determination of the realization of the deferred tax benefits was not determined to be more likely than not.

Results of Operations

Years ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022	Change
Revenue
Collaboration and license revenue	$21,049	$13,535	$7,514
Operating expenses:
Research and development	88,153	59,819	28,334
General and administrative	26,354	20,352	6,002
Total operating expenses	114,507	80,171	34,336
Loss from operations	(93,458)	(66,636)	(26,822)
Other (expense) income:
Interest and other income, net	7,999	1,591	6,408
Interest expense	(3,759)	(1,176)	(2,583)
Total other income	4,240	415	3,825
Net Loss	$(89,218)	$(66,221)	$(22,997)

Revenue

We had $21.0 million in revenue for the year ended December 31, 2023 and $13.5 million of revenue for the year ended December 31, 2022. The increase in revenue was primarily related to the recognition of revenue associated with the Amgen Agreement, which commenced in May 2023. We have recognized $14.2 million of deferred revenue related to the Amgen Agreement. Additionally in 2023, we recognized the remaining revenue associated with the Novartis Agreement totaling $5.8 million, of which $3.9 million was based on completion of performance obligations and $1.9 million was associated with cost reimbursements.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022	Change
Laboratory supplies, research materials and studies	$30,101	$25,626	$4,475
Personnel	27,041	20,285	6,756
Facility-related and other	20,797	11,746	9,051
Clinical studies	10,214	2,162	8,052
Total research and development expenses	$88,153	$59,819	$28,334

Research and development expenses increased $28.3 million and was primarily attributable to a $9.1 million increase for the expansion of our facilities and equipment associated with the ramp up of clinical and related manufacturing activities, as well as an $8.1 million increase in clinical studies expense due to Phase 1 study start-up activities and enrollment for TSC-100 and TSC-101 and Phase 1 study start-up activities for the solid tumor clinical trial. In support of the expanded research and development activities, personnel expenses increased by $6.8 million and laboratory expenses increased by $4.5 million.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022	Change
Personnel expenses (including stock-based compensation)	$11,397	$11,654	$(257)
Facility-related and other	7,838	4,953	2,885
Legal and professional fees	7,119	3,745	3,374
Total general and administrative expenses	$26,354	$20,352	$6,002

General and administrative expenses increased by $6.0 million and was primarily due to a $3.4 million increase in legal and professional fees associated with certain financing and strategic transactions entered into during 2023. Facilities-related costs increased $2.9 million primarily related to depreciation expense and facilities maintenance costs.

Other (Expense) Income

Other income has increased $3.8 million primarily due to a $6.4 million increase in interest income attributable to higher cash balances available for investment, offset by a $2.6 million increase in interest expense due to 2023 being the first full year of interest payments after the commencement of the Loan Agreement with K2HV in September 2022.

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

Pursuant to the Loan Agreement with K2HV (the Loan Agreement), K2HV may provide us with convertible term loans in an aggregate principal amount of up to $60 million, of which $30 million gross proceeds was provided on the closing date. We have the option to draw the remaining tranches subject to certain conditions, including certain clinical milestones. See “Notes to Condensed Consolidated Financial Statements” and “Risk factors—The terms of our loan agreement place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our operating and financial flexibility” for additional details regarding the Loan Agreement.

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

As of December 31, 2023, we had cash, cash equivalents and marketable securities of $192.0 million, excluding restricted cash of $5.0 million.

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

While we remain an emerging growth company and a smaller reporting company, we are not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, as we continue to evolve as a business, we will incur increased costs related to legal and financial compliance.

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
•
impact of health crises and other external disruptions on our clinical development or operations; and
•
the costs associated with being a public company.

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

Adequate funding may not be available to us on acceptable terms or at all. If we are unable to raise capital when needed it could have a negative impact on our financial condition and our ability to pursue our business strategies. If we are unable to raise additional funds as required, we may need to delay, reduce, or terminate some or all development programs and clinical trials. We may also be required to sell or license our rights to product candidates in certain territories or indications that we would otherwise prefer to develop and commercialize ourselves. If we are required to enter into collaborations and other arrangements to address our liquidity needs, we may have to give up certain rights that limit our ability to develop and commercialize our product candidates. See Part 2, Item 1A. “Risk Factors” of this Annual Report for additional risks associated with our substantial capital requirements.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	Change
Net cash used in operating activities	$(61,358)	$(66,503)	$5,145
Net cash used in investing activities	(60,759)	(4,225)	(56,534)
Net cash provided by financing activities	135,443	29,356	106,087
Net increase (decrease) in cash, cash equivalents and restricted cash	$13,326	$(41,372)	$54,698

Operating Activities

During the year ended December 31, 2023, net cash used in operating activities of $61.4 million was primarily driven by our net loss of $89.2 million, partially offset by non-cash charges of $10.3 million related to depreciation expense, accretion of marketable securities, stock-based compensation, and non-cash interest expense related to note payable. During 2023, working capital changes contributed $17.6 million to our cash flows. The change in working capital was primarily driven by changes in deferred revenue arising from the Amgen and Novartis arrangements as well as the timing of payments related to our vendors.

During the year ended December 31, 2022, net cash used in operating activities of $66.5 million was primarily driven by our net loss of $66.2 million, partially offset by non-cash charges of $9.9 million related to depreciation expense, stock-based compensation, and non-cash interest expense related to note payable. During 2023, working capital changes resulted in a use of $10.2 million. The change in working capital was primarily driven by changes in deferred revenue arising from the Novartis arrangement and the recognition of the new lease upon commencement.

Investing Activities

During the years ended December 31, 2023 and 2022, net cash used in investing activities was $60.8 million and $4.2 million, respectively, primarily related to the purchases of property and equipment, and purchases and maturities of marketable securities.

Financing Activities

During the year ended December 31, 2023, net cash provided by financing activities was $135.4 million, consisting of net proceeds of $134.7 million from our follow-on public offering in June 2023 and $0.7 million of proceeds from the exercise of stock options.

During the year ended December 31, 2022, net cash provided by financing activities was $29.4 million, consisting primarily of net proceeds from the issuance of convertible debt under the Loan Agreement with K2HV.

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

Revenue recognition

To date, our revenues have primarily consisted of consideration related to the Novartis Agreement and the Amgen Agreement, which we are accounting for under ASC 606. In accordance with ASC 606, we recognize revenue when our customers obtain control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services.

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

Recently Issued Accounting Pronouncements

A description of recently adopted or issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial and Accounting Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of period end. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment, management has concluded that our internal controls over financial reporting were effective as of December 31, 2023 and provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2024 Annual Meeting of Stockholders and is incorporated by reference.

We have adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees as required by Nasdaq governance rules and as defined by applicable SEC rules. Stockholders may locate a copy of our Code of Business Conduct and Ethics on our website at www.tscan.com.

Item 11. Executive Compensation

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC, with respect to our 2024 Annual Meeting of Stockholders and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC, with respect to our 2024 Annual Meeting of Stockholders and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC, with respect to our 2024 Annual Meeting of Stockholders and is incorporated by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC, with respect to our 2024 Annual Meeting of Stockholders and is incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

4.1

Fourth Amended and Restated Investors’ Rights Agreement, dated January 15, 2021, by and among the Registrant and the other parties thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 23, 2021).

4.2

Registration Rights Agreement made as of January 15, 2021 by and between the Registrant and the other parties thereto (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 23, 2021).

4.3

Amended and Restated Nominating Agreement, dated April 22, 2021, by and among the Registrant, Baker Brothers Life Sciences, L.P. and 667, L.P. (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 23, 2021).

4.4

Description of the Registrant’s securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.4 to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 9, 2022).

4.5	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2023).

10.1

Lease, by and between TScan Therapeutics, Inc. and BXP Waltham Woods LLC, dated November 29, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 2, 2021).

10.2#

2018 Stock Option Plan, as amended and forms of agreements thereunder (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 23, 2021).

10.3#

2021 Equity Incentive Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on May 5, 2021).

10.4#

Amendment No. 1 to TScan Therapeutics, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 16, 2023).

10.5#

2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 23, 2021).

10.6†

Amended and Restated Exclusive Patent License Agreement by and between the Registrant and The Brigham and Women’s Hospital, Inc. dated April 20, 2021 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 23, 2021).

10.7†

Collaboration Agreement by and between the Registrant and Amgen, Inc., dated as of May 8, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 10, 2023).

10.8

Lease by and between PPF OFF 828-830 Winter Street LLC and the Registrant, dated August 13, 2019 (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on S-1 filed with the Securities and Exchange Commission on April 23, 2021).

10.9

First Amendment to Lease by and between PPF OFF 828-830 Winter Street LLC and the Registrant, dated November 8, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2023).

10.10†

Collaboration and License Agreement by and between the Registrant and Novartis Institutes for Biomedical Research, dated as of March 27, 2020 (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on S-1 filed with the Securities and Exchange Commission on April 23, 2021).

10.11†

Non-Exclusive License Agreement by and between the Registrant and Provincial Health Services Authority, dated as of October 15, 2020 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 23, 2021).

10.12

Amended and Restated Royalty Agreement, dated as of June 12, 2018 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 23, 2021).

10.13#

Employment Agreement, dated April 23, 2021, by and between the Registrant and David Southwell (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 23, 2021).

10.14#*	Employment Agreement, dated May 25, 2023, by and between the Registrant and Gavin MacBeath, Ph.D.

10.15#

Form of Management Cash Incentive Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 23, 2021).

10.16#

Employment Agreement, dated May 4, 2021, by and between the Registrant and Brian Silver (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on May 5, 2021).

10.17#*	Employment Agreement, dated July 28, 2021, by and between the Registrant and Zoran Zdraveski.

10.18#

Employment Agreement, dated June 8, 2022, by and between the Registrant and Debora Barton (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2022).

10.19#

Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on April 23, 2021).

10.20

Loan and Security Agreement, dated September 9, 2022, by and among TScan Therapeutics, Inc., K2 HealthVentures LLC and Ankura Trust Company, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 12, 2022).

21*	List of Subsidiaries of Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97#*	Compensation Recovery Policy.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

TScan Therapeutics, Inc.

Date: March 6, 2024	By:	/s/ Gavin MacBeath
Gavin MacBeath, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: March 6, 2024	By:	/s/ Jason A. Amello
Jason A. Amello
Chief Financial Officer (Principal Financial and Accounting Officer)

Each person whose individual signature appears below hereby authorizes and appoints Gavin MacBeath and Jason A. Amello, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on March 6, 2024.

Signature	Title	Date
/s/ Gavin MacBeath	Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2024
Gavin MacBeath, Ph.D.
/s/ Jason A. Amello	Chief Financial Officer	March 6, 2024
Jason A. Amello	(Principal Financial and Accounting Officer)
/s/ Timothy Barberich	Director	March 6, 2024
Timothy Barberich
/s/ Stephen Biggar	Director	March 6, 2024
Stephen Biggar, M.D., Ph.D.
Katina Dorton	Director	March 6, 2024
Katina Dorton, J.D., M.B.A.
/s/ Gabriela Gruia	Director	March 6, 2024
Gabriela Gruia, M.D.
/s/ Barbara Klencke	Director	March 6, 2024
Barbara Klencke, M.D.
/s/ R. Keith Woods	Director	March 6, 2024
R. Keith Woods

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of TScan Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TScan Therapeutics, Inc. and subsidiary (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Boston, Massachusetts March 6, 2024

We have served as the Company’s auditor since 2020.

TScan Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$133,359	$120,027
Marketable securities	58,685	-
Prepaid expenses and other current assets	2,193	4,100
Total current assets	194,237	124,127
Property and equipment, net	7,742	10,100
Right-of-use assets	63,492	59,102
Restricted cash	5,031	5,037
Long-term deposit and other assets	1,647	725
Total assets	$272,149	$199,091
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,374	$2,912
Accrued expenses and other current liabilities	10,716	6,838
Operating lease liability, current portion	3,246	3,681
Deferred revenue, current portion	10,137	3,874
Current portion of long-term debt	3,347	-
Total current liabilities	29,820	17,305
Deferred revenue, net of current portion	5,622	-
Operating lease liability, net of current portion	59,140	53,013
Long-term debt and accrued interest	26,700	29,290
Other long term liabilities	-	49
Total liabilities	121,282	99,657
Commitments and contingencies (Note 10)
Stockholders' equity:
Voting common stock, $0.0001 par value; 300,000,000 shares authorized; 43,552,941 and 19,082,820 shares issued and outstanding at December 31, 2023 and 2022, respectively	4	2
Non-voting common stock, $0.0001 par value; 10,000,000 shares authorized; 4,276,588 and 5,143,134 shares issued and outstanding at December 31, 2023 and 2022, respectively	1	1
Additional paid-in capital	398,459	257,810
Accumulated deficit	(247,597)	(158,379)
Total stockholders' equity	150,867	99,434
Total liabilities and stockholders' equity	$272,149	$199,091

The accompanying notes are an integral part of these consolidated financial statements

TScan Therapeutics, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Revenue
Collaboration and license revenue	$21,049	$13,535
Operating expenses:
Research and development	88,153	59,819
General and administrative	26,354	20,352
Total operating expenses	114,507	80,171
Loss from operations	(93,458)	(66,636)
Other (expense) income:
Interest and other income, net	7,999	1,591
Interest expense	(3,759)	(1,176)
Total other income	4,240	415
Net loss	$(89,218)	$(66,221)
Net loss per share, basic and diluted	$(1.36)	$(2.75)
Weighted average common shares outstanding—basic and diluted	65,599,858	24,048,267

The accompanying notes are an integral part of these consolidated financial statements

TScan Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data and issuance costs)

					Additional		Total
	Voting Common Stock		Non-voting Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2022	18,764,463	$2	5,143,134	$1	$252,933	$(92,158)	$160,778
Exercise of stock options	55,107	-	-	-	133	-	133
Vesting of restricted common stock	116,870	-	-	-	-	-	-
Issuance of common stock under ESPP plan	146,380	-	-	-	193	-	193
Stock-based compensation expense	-	-	-	-	4,551	-	4,551
Net loss	-	-	-	-	-	(66,221)	(66,221)
Balances at December 31, 2022	19,082,820	2	5,143,134	1	257,810	(158,379)	99,434
Exercise of stock options	316,441	-	-	-	711	-	711
Issuance of common stock, net of offering costs	23,287,134	2	-	-	42,412	-	42,414
Issuance of pre-funded warrants, net of offering costs	-	-	-	-	92,318	-	92,318
Conversion of non-voting common stock to voting common stock	866,546	-	(866,546)	-	-	-	-
Stock-based compensation expense	-	-	-	-	5,208	-	5,208
Net loss	-	-	-	-	-	(89,218)	(89,218)
Balances at December 31, 2023	43,552,941	$4	4,276,588	$1	$398,459	$(247,597)	$150,867

The accompanying notes are an integral part of these consolidated financial statements

TScan Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(89,218)	$(66,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5,361	5,137
Accretion of marketable securities	(1,072)	-
Non-cash interest expense related to note payable	757	260
Stock-based compensation	5,208	4,551
Changes in current assets and liabilities:
Prepaid expenses and other assets	985	(410)
Right-of-use assets and lease liabilities, net	935	(2,047)
Accounts payable	(52)	528
Accrued expense and other liabilities	3,853	732
Deferred revenue	11,885	(9,033)
Net cash used in operating activities	(61,358)	(66,503)
Cash flows from investing activities:
Purchases of property and equipment	(3,146)	(4,225)
Purchases of marketable securities	(77,613)	-
Proceeds from maturities of marketable securities	20,000	-
Net cash used in investing activities	(60,759)	(4,225)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	42,414	-
Proceeds from issuance of pre-funded warrants, net of offering costs	92,318	-
Issuance of common stock under ESPP plan	-	193
Proceeds from exercise of stock options	711	133
Proceeds from issuance of term loan, net of issuance costs paid to lender	-	29,354
Payments of debt issuance costs	-	(324)
Net cash provided by financing activities	135,443	29,356
Net increase (decrease) in cash, cash equivalents and restricted cash	13,326	(41,372)
Cash, cash equivalents, and restricted cash - beginning of year	125,064	166,436
Cash, cash equivalents, and restricted cash - end of year	$138,390	$125,064
Summary of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:
Cash and cash equivalents	133,359	120,027
Restricted cash	5,031	5,037
Total cash, cash equivalents, and restricted cash	$138,390	$125,064
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,002	$660
Supplemental disclosure of non-cash investing and financing activities:
Lease liability arising from obtaining right-of-use asset	$6,214	$53,541
Purchase of property and equipment in accounts payable and accrued liabilities	$301	$444

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

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from sales of capital stock, including the IPO completed in July 2021, issuance of convertible debt in September 2022 and with payments received under its license and collaboration agreements. Since its inception, the Company has incurred recurring losses, including net losses of $89.2 million and $66.2 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company had an accumulated deficit of $247.6 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash and cash equivalents and marketable securities as of December 31, 2023 will be sufficient to fund the Company’s operations for at least the next twelve months from the date of the issuance of the financial statements.

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

Cash and Cash Equivalents

Cash includes cash in readily available checking and money market accounts. Cash equivalents include all highly liquid investments maturing within 90 days from the date of purchase. The cash equivalents consisted of money market funds and government securities.

Restricted Cash

In connection with the Company’s facility lease agreements, the Company is required to provide letters of credit totaling of $5.0 million for the benefit of the landlords to serve as security deposits. As of December 31, 2023 and 2022, the cash securing the letter of credit was classified as restricted cash (non-current) on the consolidated balance sheets.

Marketable Securities

The Company classifies all of its marketable securities as available-for-sale based upon its intent with regard to such investments. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in other comprehensive income (loss). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest and investment income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities, are included in interest and investment income.

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

Leases

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

Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As the rate implicit on the Company’s leases are not readily determinable, the Company uses an estimate of its incremental borrowing rate for secured borrowings with terms similar to the lease term based on the information available at the lease commencement date in determining the present value of lease payments. Operating lease right-of-use assets also include the effect of any lease payments made, including lease payments made in advance of lease commencement and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term.

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

The Company then allocates the transaction price (that is, the amount of consideration the Company expects to be entitled to from a customer in exchange for the promised goods or services) to each performance obligation and recognizes the associated revenue when (or as) each performance obligation is satisfied. The allocation is based upon standalone selling price. The standalone selling price is the price at which an entity would sell a promised good or service separately to a customer. Because the Company have not sold the same goods or services in our contracts separately to any customers on a standalone basis, the Company estimated the standalone selling price of each performance obligation by taking into consideration internal estimates of research and development personnel needed to perform the research and development services, estimates of expected cash outflows to third parties for services and supplies and typical gross profit margins.

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

Milestone Payments

For each arrangement that includes milestone payments upon the achievement of performance-based milestones, such as development and regulatory milestones, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant reversal of revenue would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. Upfront and ongoing development milestones per the Company’s collaboration and license agreement are not subject to refund if the development activities are not successful. The Company reevaluates the probability of achievement of such milestones and any related constraint at each reporting period, and any adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. To date, the Company has not recognized any milestone revenues.

Royalties

For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license to the Company’s intellectual property is deemed to be the predominant item to which the royalties relate as it is the primary driver of value, the Company recognizes revenue when the related sales occur in accordance with the sales-based royalty exception. To date, the Company has not recognized any royalty revenue resulting from the Company’s collaboration and licensing agreements.

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

The Company recognizes the tax benefit from any uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Interest and penalties associated with uncertain tax positions are recorded as a component of income tax expense. As of December 31, 2023 and 2022, the Company has not identified any uncertain tax positions for which reserves would be required.

Segment Information

Operating segments are defined as components of an entity for which discrete information is available for evaluation by the chief operating decision maker, who is the CEO, in deciding how to allocate resources and in assessing performance. The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. All of the Company’s assets are held in the U.S.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. The provisions of ASU 2016-13 modify the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology and require a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. The Company adopted ASU 2016-13 effective January 1, 2023, and the adoption did not have a material impact on the Company's financial statements.

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2023	2022
Laboratory equipment	$15,653	$13,747
Leasehold improvements	3,159	3,447
Furniture and fixtures	1,519	1,638
Office and computer equipment	1,460	1,483
Construction-in-progress	548	5
Property and equipment	$22,339	$20,320
Less: accumulated depreciation and amortization	(14,597)	(10,220)
Property and equipment, net	$7,742	$10,100

Depreciation and amortization expense for the years ended December 31, 2023 and 2022 was $5.4 million and $5.1 million, respectively.

4. Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, the assets carried at fair value (in thousands):

	Fair value measurements at December 31, 2023 using:
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents – money market funds	$52,299	$-	$-	$52,299
Cash equivalents – government securities	76,483	-	-	76,483
Marketable securities – government securities	58,685	-	-	58,685
Total financial assets	$187,467	$-	$-	$187,467

	Fair value measurements at December 31, 2022 using:
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents – money market funds	$116,946	$-	$-	$116,946
Total financial assets	$116,946	$-	$-	$116,946

Money market funds and government securities are valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. There were no transfers among Level 1, Level 2, or Level 3 categories in the periods presented.

Assets and Liabilities Not Carried at Fair Value

The Company's Long-term debt is carried at amortized cost. The fair value of the Long-term debt was estimated to be $38.4 million and $29.3 million at December 31, 2023 and 2022, respectively. Fair value was determined using a convertible bond model using a binomial lattice approach. We classified the fair value disclosures for the Long-term debt within level 3 of the fair value hierarchy because the fair value is derived using significant unobservable inputs, which include discount rates and volatility.

The carrying value of accounts payable and accrued expenses that are reported on the consolidated balance sheets approximate fair value due to the short-term nature of these liabilities.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Accrued employee compensation and benefits	$5,478	$4,357
Accrued research and development	3,537	1,322
Accrued consulting and professional services	1,026	636
Accrued legal services and license fee	250	92
Other	425	431
Total accrued expenses and other current liabilities	$10,716	$6,838

6. Stockholders' Equity

ATM Program

On May 16, 2023, the Company entered into a sales agreement (the Sales Agreement) with Wedbush Securities, Inc. (Wedbush), as sales agent, pursuant to which the Company could offer, issue and sell up to an aggregate amount of $75.0 million of shares of the Company's voting common stock, par value $0.0001 per share (Voting Common Stock), from time to time in “at-the-market” (ATM) offerings during the term of the Sales Agreement. No common stock has been sold under this Sales Agreement to date.

Equity Offering

On June 1, 2023, the Company completed an underwritten public offering of (a) 23,287,134 shares of the Company's Voting Common Stock, at a price of $2.00 per share, and (b) pre-funded warrants to purchase up to 47,010,526 shares of the Company's Voting Common Stock, at a price of $1.9999 per warrant with an exercise price of $0.0001 per share (Pre-Funded Warrants). The Company received aggregate net proceeds of $134.7 million after deducting underwriting discounts, commissions and other offering expenses, with $42.4 million allocated to the Voting Common Stock and $92.3 million allocated to Pre-Funded Warrants.

The Pre-Funded Warrants are immediately exercisable subject to certain ownership limitations, have an exercise price of $0.0001 per share and do not expire. The Pre-Funded Warrants were determined to be equity classified. As such, proceeds received from the issuance from the Pre-Funded Warrants were recorded as a component of stockholders’ equity within additional paid-in capital. As of December 31, 2023, no Pre-Funded Warrants have been exercised.

7. Stock-Based Compensation

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

There were 3,278,048 shares of common stock initially reserved for issuance under the 2021 Plan and as of December 31, 2023, there were 4,523,924 shares of common stock available for issuance. The number of shares reserved for issuance under the 2021 Plan will be increased automatically on the first business day of each fiscal year, commencing in 2022 and ending in 2031. The aggregate number of common shares that may be issued under the 2021 Plan shall automatically increase by a number equal to the least of (a) 4%

of the total number of shares of common stock actually issued and outstanding on the last day of the preceding fiscal year, or (b) a number of shares common stock determined by the Company’s Board.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the "2021 ESPP") was approved by the Company’s Board on April 22, 2021 and became effective immediately, although no awards were permitted to be granted under the 2021 Plan until July 15, 2021. A total of 254,390 shares of common stock were initially reserved for issuance under the 2021 ESPP. As of December 31, 2023 and 2022, there were 146,380 shares issued under the 2021 ESPP. As of December 31, 2023, there were 589,344 shares of common stock available for issuance under the 2021 ESPP. The number of shares reserved for issuance will automatically be increased on the first business day of each fiscal year, commencing on January 1, 2022 and ending on January 1, 2041. The aggregate number of shares of common stock that may be issued under the 2021 ESPP shall automatically increase by a number equal to the least of (i) one percent (1%) of the total number of shares of common stock actually issued and outstanding on the last day of the preceding fiscal year, or (ii) a number of shares of common stock determined by the Company’s Board.

Stock Compensation

Stock-based compensation expense related to stock options and the stock purchase plan for the years ended December 31, 2023 and 2022 was classified in the consolidated statement of operations as follows (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$2,876	$1,626
General and administrative	2,332	2,925
Total stock-based compensation expense	$5,208	$4,551

Stock Options

The Company typically grants stock options at exercise prices deemed by the Board to be equal to the fair value of the common stock at the time of grant, based upon the quoted price of the Company’s common stock.

The fair value of stock option grants is estimated using the Black-Scholes option-pricing model. The Company lacks sufficient company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. For options with service-based vesting conditions, the expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The weighted-average for each of the assumptions the Company used to determine the grant-date fair value of options granted were as follows:

	Year Ended December 31,
	2023	2022
Risk free interest rate	3.95%	2.40%
Expected term (in years)	6.36	6.24
Expected dividend yield	0%	0%
Expected volatility of underlying common stock	87%	81%

The following table summarizes the stock option activity:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Intrinsic Value (in thousands)
Outstanding January 1, 2023	5,230,537	$5.35	8.49	$—
Granted	8,544,660	2.70
Exercised	(316,441)	2.25
Canceled	(3,060,506)	5.10
Outstanding December 31, 2023	10,398,250	$3.34	8.87	$28,278
Options vested or expected to vest as of December 31, 2023	10,398,250	$3.34	8.87	$28,278
Stock options exercisable as of December 31, 2023	1,765,282	$4.88	6.97	$3,016

Other information related to the option activity for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Weighted-average fair value of options granted	$2.17	$2.80
Intrinsic value of options exercised (in thousands)	152	62

As of December 31, 2023, the unrecognized compensation cost related to outstanding options was $18.8 million, which is expected to be recognized over a weighted-average period of 3.24 years.

8. Income Taxes

During the years ended December 31, 2023 and 2022, the Company did not record an income tax provision due to the losses incurred and a full valuation allowance provided on the net deferred tax assets.

A reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2023	2022
Taxes at U.S. statutory rate	21.0%	21.0%
Changes from statutory rate:
State taxes, net of federal benefit	8.5%	8.3%
Tax credits	5.4%	5.1%
Share-based compensation	(0.7)%	(0.9)%
Change in valuation allowance	(34.1)%	(33.8)%
Other	(0.1)%	0.3%
Effective income tax rate	0.0%	0.0%

Deferred tax assets and liabilities reflect the net tax effects of net operating loss carryovers and temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$23,201	$23,391
Tax credits	16,939	10,191
Deferred revenue	4,305	1,332
Depreciation and amortization	1,159	824
Amortization	479	525
Stock-based compensation	1,126	707
Leasehold liability	17,044	15,489
Capitalized R&D costs	31,515	14,380
Other	3,824	1,441
Total deferred tax assets	99,592	68,280
Deferred tax liabilities:
Right of use Asset	(17,346)	(16,411)
Valuation allowance	(82,246)	(51,869)
Net deferred tax assets and liabilities	$-	$-

In determining the need for a valuation allowance, the Company has given consideration to its cumulative book income and loss positions. The Company has assessed the available means of recovering deferred tax assets, including the ability to carryback net operating losses, the existence of reversing taxable temporary differences, the availability of tax planning strategies and forecasted future taxable income. As of December 31, 2023, the Company maintains a full valuation allowance against its net deferred tax assets. The valuation allowance increased by $30.4 million and $22.4 million during the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, the Company had U.S. federal net operating loss carryforwards of approximately $84.8 million. The U.S. federal net operating losses have an indefinite life carryforward. As of December 31, 2023, the Company had Massachusetts net operating loss carryforwards of approximately $85.3 million that expire at various dates through 2042. As of December 31, 2023, the Company had U.S. R&D federal credit carryforwards of approximately $11.7 million that expire at various dates through 2042. As of December 31, 2023, the Company had U.S. state R&D tax credit carryforwards of approximately $6.7 million that expire at various dates through 2037.

Under Sections 382 and 383 of the U.S. Internal Revenue Code, if a corporation undergoes an ownership change, the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as net operating losses and research tax credits, to offset its post-change income and taxes may be limited. In general, an ownership change generally occurs if there is a cumulative change in ownership by 5% stockholders that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under U.S. state tax laws. The Company has experienced an ownership change in the past and may experience ownership changes in the future as a result of future transactions in its share capital, some of which may be outside the control of the Company. As a result, if the Company earns net taxable income, its ability to use its pre-change net operating loss carryforwards, or other pre-change tax attributes, to offset U.S. federal and state taxable income and taxes may be subject to significant limitations.

The Company accounted for uncertain tax positions using a more likely than not threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors that include, but are not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. The Company evaluates uncertain tax positions on an annual basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. For the years ended December 31, 2023 and 2022, there were no accrued interest or penalties in the consolidated statements of operations.

The Company is subject to taxation for federal and Massachusetts purposes. As of December 31, 2023, the Company is subject to examination by these taxing authorities for all years since inception.

9. Collaboration and License Agreements

Amgen

On May 8, 2023, the Company entered into a Collaboration Agreement with Amgen Inc. (the Amgen Agreement) to identify antigens recognized by T cells in patients with Crohn’s disease in accordance with a research plan. Under the terms of the Amgen Agreement, Amgen will retain all global development and commercialization rights. The proceeds from the Amgen Agreements included an upfront payment of $30.0 million, which was collected in July 2023. In addition, the Company is eligible to earn success-based milestone payments of over $500 million, based upon the achievement of certain clinical development and commercial milestones, as well as tiered single-digit royalty payments on net sales of products developed from the collaboration, subject to reductions set forth in the Amgen Agreement.

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

The Company determined the $30.0 million upfront payment to be the entirety of the consideration to be included in the transaction price. The option to add additional targets was not included in the transaction price as this option was assessed to be improbable at this time. The potential milestone and royalty payments that the Company is eligible to receive were also excluded from the transaction price, as all milestone and royalty amounts were fully constrained based on the assessed probability of achievement. The Company will continue to assess the probability of the option to add additional targets and the probability of milestone achievement throughout the research term and will adjust the consideration in the contract accordingly.

For the year ended December 31, 2023, the Company recognized $14.2 million of revenue associated with the Amgen Agreement. As of December 31, 2023, the Company recorded $15.8 million of deferred revenue, of which $5.6 million is classified as long-term.

Novartis

In March 2020, the Company entered into a Collaboration and License Agreement (the Novartis Agreement) with Novartis Institutes For BioMedical Research, Inc. (Novartis) to collaborate on their research efforts to discover and develop novel TCR-T therapies. At the inception date of the Novartis Agreement, Novartis or its affiliates held an ownership interest of more than 10% in the Company, and at December 31, 2023 and 2022, Novartis held less than 10% of the common shares outstanding. Under the Novartis Agreement, the Company was to identify and characterize TCRs in accordance with a research plan, and transfer data arising from the research plan. The Novartis Agreement provided for payments of an upfront fee of $20.0 million, research funding totaling $10.0 million, and potential milestone payments contingent on clinical, regulatory and sales success.

The Company concluded that the performance of the research services was the predominant performance obligation and was recognizing the revenue associated with the performance obligation using the input method, according to the actual costs incurred as a percentage of total expected costs to complete the research services.

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

During the years ended December 31, 2023 and 2022, the Company recognized $5.8 million and $13.5 million, respectively, of revenue associated with the Novartis Agreement, of which $1.9 million and $4.5 million, respectively, related to cost reimbursements under the Novartis Agreement that offset costs incurred within research and development expenses in the statements of operations. The research term ended in March 2023.

10. Commitments and Contingencies

Leases

The Company leases two facilities at 880 Winter Street and 830 Winter Street in Waltham, Massachusetts. Each lease has specified terms and includes renewal options. Given uncertainty as to the Company's intentions with respect to these leases, the renewal options were not deemed reasonably certain.

On November 8, 2023, the Company entered into a lease amendment extending the expiration date of the 830 Winter Street Lease from September 30, 2024 to October 31, 2029 and provides for one option to renew the 830 Winter Street Lease for a five-year period commencing on November 1, 2029, resulting in an increase in the lease liability of $6.2 million.

Summary of lease cost

The following table summarizes the presentation in the Company's consolidated balance sheets of its operating leases (in thousands):

	As of December 31,
	2023	2022
Assets:
Operating lease assets	$63,492	$59,102

Liabilities:
Operating lease liabilities, current	3,246	3,681
Operating lease liabilities, net of current portion	59,140	53,013
Total operating lease liabilities	$62,386	$56,694

The following table summarizes the effect of lease costs in the Company's consolidated statement of operations (in thousands):

	Years Ended December 31,
	2023	2022
Operating lease costs	$10,626	$3,264
Short-term lease costs	44	332
Variable lease costs	5,120	1,551
Total lease costs	$15,790	$5,147

During the years ended December 31, 2023 and 2022, the Company made cash payments for operating leases of $9.4 million and $2.0 million, respectively.

As of December 31, 2023, future payments of operating lease liabilities are as follows (in thousands):

As of December 31, 2023
2024	$9,507
2025	10,463
2026	10,944
2027	11,255
2028 and thereafter	53,734
Total future payments of operating lease liabilities	95,903
Less: imputed interest	(33,517)
Present value of operating lease liabilities	$62,386

As of December 31, 2023, the weighted average remaining lease term was 8.6 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 10.3%. As of December 31, 2022, the weighted average remaining lease term was 9.7 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 9.8%.

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

The term loans mature on September 1, 2026 (the Maturity Date), and will be subject to interest only payments for 24 months, which can be extended to 36 months upon achievement of certain financial and clinical milestones, following which the term loans will amortize in equal monthly installments until maturity. The Company has the ability to repay the loan at any time either in cash or in shares, subject to applicable premiums as specified in the Loan Agreement. The term loans will accrue interest at a per annum rate equal to the greater of (i) 8.75% and (ii) the sum of (A) the prime rate (as last quoted in The Wall Street Journal) and (B) 4.75%, subject to a cap of 9.90%. At December 31, 2023 the applicable interest rate is 9.90%.

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

The Company recorded $3.8 million and $1.2 million in interest expense for the years ended December 31, 2023 and 2022, respectively. The effective interest rate on the Loan Agreement, including the amortization of the debt discount and issuance costs, and accretion of the Exit Fee, was 12.82% at December 31, 2023.

Future principal payments as of December 31, 2023 are as follows:

2024	$3,427
2025	14,588
2026	11,985
Total principal payments	30,000
Plus: Final payment fee	1,800
Less: unamortized debt discount and final fee	(1,753)
Total debt	30,047
Less: current portion of long-term debt	(3,347)
Long-term debt, net	$26,700

12. Retirement Plan

The Company initiated a defined contribution plan under Section 401(k) of the IRC (the Plan) covering all qualified employees effective January 1, 2019. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. The Company made contributions to the Plan of $0.7 million and $0.6 million for the years ended December 31, 2023 and 2022, respectively.

13. Net Loss Per Share

Net Loss Per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share data):

	Year Ended
	December 31,
	2023	2022
Numerator:
Net loss	$(89,218)	$(66,221)
Denominator:
Weighted-average common shares outstanding, basic and diluted	65,599,858	24,048,267
Net loss per share, basic and diluted	$(1.36)	$(2.75)

The 47,010,526 shares of the Company's common stock issuable upon exercise of the Pre-Funded Warrants described in Note 6 are included as outstanding common stock in the calculation of basic and diluted net loss per share.

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

	December 31,
	2023	2022
Options to purchase common stock	10,398,250	5,230,537
Common stock issuable upon conversion of Loan Agreement	6,269,592	2,116,780
Total	16,667,842	7,347,317