Form 10-K/A
period 2023-12-31
TScan Therapeutics, Inc.
filed 2024-04-10
CIK 1783328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

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
The number of shares of Registrant’s Common Stock outstanding as of April 9, 2024 was 43,628,149 shares of voting common stock, $0.0001 par value per share, outstanding and 4,276,588 shares of non-voting
common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
TScan Therapeutics, Inc. is filing this Amendment No. 1 on Form
10-K/A,
or this Amendment No. 1 to our Annual Report on Form
10-K
for the fiscal year ended December 31, 2023, or the Original
10-K,
originally filed with the U.S. Securities and Exchange Commission, or SEC, on March 6, 2024, or Original Filing Date, solely for the purpose of including the information required by Items 10 through 14 of Part III of Form
10-K.
This information was previously omitted from the Original
10-K
in reliance on General Instruction G(3) to
Form 10-K,
which permits the information in the above referenced items to be incorporated in the Original
10-K
by reference from our definitive proxy statement so long as such proxy statement is filed no later than 120 days after our fiscal year-end.
We are filing this Amendment No. 1 to include the Part III information in the Original
Form 10-K
because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original
10-K.
This Amendment No. 1 amends and restates in their entirety Items 10 through 14 of the Original
10-K.
Pursuant to Rule
12b-15
under the Securities Exchange Act of 1934, as amended, or the Exchange Act, this Amendment No. 1 also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV is amended to include the currently dated certifications of our principal executive officer and principal financial officer as exhibits. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4 and 5 of the certifications have been omitted. In addition, because no financial statements are included in this Amendment No. 1, new certifications of our principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with Amendment No. 1.
Except as described above, no other changes have been made to the Original
10-K.
The Original
10-K
continues to speak as of the date of the Original
10-K,
and we have not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original
10-K.
Accordingly, this Amendment No. 1 should be read in conjunction with the Original
10-K.
Defined terms used, but not defined, herein have the meanings ascribed to them in the Original
10-K.
Unless stated otherwise, references in this Amendment No. 1 to “us,” “we,” “our,” “our Company,” “the Company,” or “TScan” and similar terms refer to TScan Therapeutics, Inc.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information About Our Directors

The following table identifies our current directors and sets forth certain information regarding the members of our board of directors, including their ages as of April 1, 2024, and years of tenure on our board of directors.

Name	Positions and Offices Held with TScan	Director Since	Age
Timothy Barberich	Director	2019	76
Stephen Biggar, M.D., Ph.D.	Director	2021	53
Gavin MacBeath, Ph.D.	Director, Chief Executive Officer	2023	54
Katina Dorton, J.D., M.B.A.	Director	2021	66
R. Keith Woods	Director	2023	56
Gabriela Gruia, M.D.	Director	2021	67
Barbara Klencke, M.D.	Director	2023	66

The names and certain biographical information about our current directors, including each director’s business experience, director position held, information regarding involvement in certain legal or administrative proceeding, if applicable, and the director’s experiences, qualifications, attributes, or skills are set forth below.

Timothy Barberich has served as a member of our board of directors since March 2019 and as the chair of our board of directors since March 2021. Mr. Barberich is a founder, former Chairman and Chief Executive Officer of Sepracor Inc. (“Sepracor”), a publicly traded, research-based, pharmaceutical company based in Marlborough, Massachusetts, currently called Sunovion Pharmaceuticals Inc., which was acquired by Dainippon Sumitomo Pharma Co., Ltd. in 2009. He co-founded Sepracor in 1984 and served as Chief Executive Officer from 1984 to May 2007 and as Chairman of the Board from 1990 to 2009. He currently serves on the board of directors of Gila Therapeutics, Inc. He also previously served on the boards of directors of Frequency Therapeutics, Inc., Versicor Inc. and Verastem, Inc., and of Neurovance Inc, Inotek Pharmaceuticals, Inc., HeartWare International, Inc., Tokai Pharmaceuticals, BioSphere Medical, Inc., BioNevia Pharmaceuticals and GeminX Pharmaceuticals until each company was acquired. Mr. Barberich has also served on the board of trustees of Boston Medical Center and the board of the Pharmaceutical Research and Manufacturers’ Association. Prior to founding Sepracor, Mr. Barberich spent 10 years as a senior executive at Bedford, Massachusetts-based Millipore Corporation. Mr. Barberich is a graduate of Kings College and holds a Bachelor of Science degree in Chemistry. We believe that Mr. Barberich is qualified to serve as a member of our board of directors due to his significant experience in the development and commercialization of pharmaceutical products, his leadership experience at other pharmaceutical companies and his service on other boards of directors.

Stephen Biggar, M.D., Ph.D. has served as a member of our board of directors since March 2021. Dr. Biggar is a partner at Baker Bros. Advisors LP (“Baker Bros.”), a biotechnology-focused investment advisor. Dr. Biggar joined Baker Bros. in April 2000. Dr. Biggar serves on the boards of Kiniksa Pharmaceuticals, Ltd., and Acadia Pharmaceuticals Inc. Dr. Biggar received an M.D. and a Ph.D. in Immunology from Stanford University and received a B.S. in Genetics from the University of Rochester. We believe that Dr. Biggar is qualified to serve as a member of our board of directors due to his extensive experience in the life sciences industry.

Gavin MacBeath, Ph.D. has served as our Chief Executive Officer and as a member of our board of directors since May 2023. He was previously our acting Chief Executive Officer from March 2023 to May 2023, and our Chief Scientific and Operating Officer from December 2018 to May 2023. He has two decades of experience in academia and industry, founding companies and driving research from early-stage discovery through drug approval. Prior to joining TScan, Dr. MacBeath served as the Chief Scientific Officer at Abpro

Corporation from March 2017 to July 2018, where he advanced T cell-engaging bispecific antibodies through pre-clinical development. Previously, Dr. MacBeath served as Co-founder and SVP of Discovery at Merrimack Pharmaceuticals, Inc. from February 2014 to October 2016. Dr. McBeath began his career in academia, where he served as the first fellow at Harvard’s Bauer Center for Genomics Research, as an Assistant Professor and later Associate Professor in the Department of Chemistry & Chemical Biology at Harvard University, and as Lecturer and Principal Investigator at Harvard Medical School. Dr. MacBeath received his undergraduate degree from the University of Manitoba, his Ph.D. from The Scripps Research Institute, and postdoctoral training with Dr. Stuart Schreiber at Harvard University. We believe that Dr. MacBeath is qualified to serve on our board of directors because of the perspective and experience he provides as our Chief Executive Officer as well as his broad experience within the life sciences industry.

Katina Dorton, J.D., M.B.A. has served as a member of our board of directors since March 2021. Ms. Dorton also serves as a member of the board of directors and as chair of the audit committee of Fulcrum Therapeutics, Inc., since January 2020, as a member of the board of directors, chair of the audit committee, and member of the human resources and compensation committee of Mallincrodt Pharmaceuticals PLC since February 2024. In addition, Ms. Dorton was a member of the board of directors of US Ecology, Inc., from 2014 to 2022 until its acquisition by Republic Services, Inc. Ms. Dorton also served as a member of the board of directors and chair of the audit committee of Pandion Therapeutics, Inc., a biopharmaceutical company, from 2020 until its acquisition by Merck & Co., Inc., in 2021. Previously, Ms. Dorton held CFO positions at several biotechnology companies, including Nodthera Inc., a company developing medicines to inhibit the NLRP3 inflammasome from 2020 to 2022, Repare Therapeutics Inc., a synthetic lethality and DNA repair-focused oncology company from 2019 to 2020, AVROBIO, Inc., a lentiviral gene therapy company from 2017 through 2018, and Immatics GmbH, a biotechnology company from 2015 through 2017. Earlier in her career, Ms. Dorton served as a Managing Director in investment banking for Morgan Stanley and Needham & Company and as an attorney at Sullivan & Cromwell. Ms. Dorton received her J.D. from the University of Virginia School of Law, her M.B.A. from George Washington University and her B.A. from Duke University. We believe that Ms. Dorton is qualified to serve on our board of directors due to her extensive leadership experience in multiple publicly-traded and privately-held pharmaceutical and biotechnology companies, and expertise in developing, financing and providing executive leadership in numerous biopharmaceutical companies.

R. Keith Woods has served as a member of our board of directors since December 2023. Mr. Woods has over three decades of experience in the biopharmaceutical sector, having served most recently as Chief Operating Officer of argenx U.S. Inc., from April 2018 to June 2023, where he led the company through its transition from an R&D organization to a global commercial organization. During this time, he oversaw key teams in preparation for argenx’s first product launch, including sales, marketing, market access and reimbursement, business operations, patient services and medical affairs. In 2023, Mr. Woods transitioned from this role to serve as a strategic commercial advisor to the board of directors of argenx. Prior to argenx, Keith served as senior vice president of North American operations for Alexion Pharmaceuticals, Inc., where he managed a team of several hundred people in the U.S. and Canada and was responsible for more than $1 billion in annual sales. Prior to joining Alexion, Mr. Woods held various positions of increasing responsibility within Roche, Amgen, and Eisai Co., Ltd., over a span of 20 years. Keith currently serves on the board of directors of X4 Pharmaceuticals, Inc., Neurogene Inc., and Rocket Pharmaceuticals, Inc. He holds a Bachelor of Science in marketing from Florida State University. We believe that Mr. Woods is qualified to serve on our board of directors because of his significant experience in commercialization, sales, global operations, supply chain, and business strategy in the life sciences industry.

Gabriela Gruia, M.D. has served as a member of our board of directors since May 2021. Dr. Gruia founded Gabriela Gruia Consulting, LLC in January 2021. Prior to that, Dr. Gruia served as the Chief Development Officer at Ichnos Sciences Inc. from February 2020 to January 2021, where she oversaw several key functions including Regulatory Sciences, Clinical Operations, Clinical Pharmacology, Biostatistics and Drug Safety. Prior to her time at Ichnos Sciences Inc., Dr. Gruia served as Senior Vice President and Head of Regulatory Affairs for Novartis Oncology from February 2008 through February 2020, where she was responsible for leading the oncology regulatory affairs organization. Dr. Gruia has served on the boards of directors for Tessa Therapeutics, Inc. since January 2021 and Molecular Templates, Inc. since March 2022. Dr. Gruia received her doctorate in medicine from Bucharest Medical School in Romania and has a Masters in Breast Pathology and Mammography from Rene Huguenin/Curie Institute Cancer Center in Paris, France. She received her training in oncology and hematology from Rene Descartes University in Paris, France. We believe that Dr. Gruia is qualified to serve as a member of our board of directors due to her extensive leadership experience in the life sciences industry.

Barbara Klencke, M.D. has served as a member of our board of directors since April 2023. She is also a member of the board of directors of eFFECTOR Therapeutics, Inc since 2021, Immune-Onc, Inc since 2022, and Xencor, Inc since 2023. She was an independent board member of Lexent Bio from 2017 until that company’s acquisition by Foundation Medicine in 2020. Dr. Klencke previously served as the Chief Medical and Chief Development Officer of Sierra Oncology Inc., a publicly traded clinical-stage biopharmaceutical company from 2015 until 2023 following its acquisition by GlaxoSmithKline plc in 2022. From 2011 to 2015, Dr. Klencke served as SVP, Global Development, at Onyx Pharmaceuticals, which was acquired by Amgen Inc., in 2013. She also led a variety of both early- and late-stage oncology programs while at Genentech, Inc. from 2003 to 2011. She completed Internal Medicine and Hematology/Oncology training at the University of California, San Francisco and remained there as an Assistant Professor of Medicine in Oncology focusing on clinical research from 1995 to 2002. Dr. Klencke holds a B.S. from Indiana University and an M.D. from the University of California, Davis. We believe that Dr. Klencke is qualified to serve as a member of our board of directors due to her significant scientific expertise in biotechnology.

There are no family relationships between or among any of our directors or executive officers. The principal occupation and employment during the past five years of each of our directors was carried on, in each case except as specifically identified in this Annual Report on Form 10-K with a corporation or organization that is not a parent, subsidiary or other affiliate of us. Except as described in “—Identifying and Evaluating Director Nominees,” there is no arrangement or understanding between any of our directors and any other person or persons pursuant to which he or she is to be selected as a director.

Executive Officers Who Are Not Directors

The following table identifies our executive officers, other than as otherwise noted above, and sets forth their current positions and years of tenure at TScan, their ages as of April 1, 2024, and certain other demographic information.

Name	Positions and Offices Held with TScan	Officer Since	Age
Jason Amello	Chief Financial Officer and Treasurer	2024	55
Zoran Zdraveski, J.D., Ph.D.	Chief Legal and Strategy Officer and Secretary	2021	54
Chrystal U. Louis, M.D., M.P.H.	Chief Medical Officer	2024	48

Jason Amello has served as our Chief Financial Officer and Treasurer since January 2024. Prior to joining TScan, from September 2022 to January 2024, Mr. Amello was the Chief Financial Officer, Treasurer and Secretary at Candel Therapeutics, Inc. Prior to Candel, Mr. Amello served as Chief Financial Officer and Treasurer of Saniona AB from September 2020 to April 2022, and Senior Vice President, Chief Financial Officer and Treasurer of Akebia Therapeutics, Inc. from September 2013 to August 2020. Mr. Amello was also Executive Vice President, Chief Financial Officer and Treasurer of Alaunos Therapeutics, Inc. (formerly known as ZIOPHARM Oncology, Inc.) from May 2012 to May 2013. From April 2000 until June 2011, Mr. Amello served in various positions of increasing responsibility at Genzyme Corporation (acquired by Sanofi S.A.), including Senior Vice President, Chief Accounting Officer and Corporate Controller, and also led the Strategic Financial Services group through which he served as a key advisor on all of Genzyme’s mergers and acquisitions and other strategic transactions. Earlier in his career, Mr. Amello spent ten years in the business advisory and assurance practice of Deloitte, serving in various roles of increasing responsibility through Senior Manager.

Since October 2017, Mr. Amello served as a member of the Board of Directors of Acer Therapeutics, Inc. until its acquisition by Zevra Therapeutics in November 2023 and was chairman of its audit committee. Mr. Amello also served on the Board of Directors of New England Baptist Hospital from 2015 to 2023 and was chairman of the Quality of Care Committee and a member of the Finance and Investment Committee. Mr. Amello received his B.S. in accounting from Boston College and is a Certified Public Accountant in the Commonwealth of Massachusetts.

Zoran Zdraveski, J.D., Ph.D., has served as our Chief Legal and Strategy Officer and Secretary since September 2021. He has more than 20 years of legal, IP and business operations experience in the biopharmaceutical industry. Prior to joining TScan, from April 2017 to April 2021, Dr. Zdraveski served as the Chief Legal and Technology Operations Officer at Magenta Therapeutics Inc., where he established the legal team and managed all aspects of legal, intellectual property and compliance both before and after Magenta’s 2018 initial public offering. Prior to Magenta, he was the Vice President and Associate General Counsel at Epizyme Inc. from July 2012 to April 2017. Prior to joining Epizyme, he held patent counsel positions at Ironwood and Genzyme Therapeutics. Dr. Zdraveski holds an M.S. in Chemistry and a B.F.A. and B.A. in Art and Chemistry from Southern Methodist University, a J.D. from Suffolk University Law School, and a Ph.D. in Biochemistry from the Massachusetts Institute of Technology.

Chrystal U. Louis, M.D., M.P.H., joins TScan as our Chief Medical Officer beginning late April 2024. Prior to joining TScan, from November 2022 to March 2024, Dr. Louis was the SVP of hematology clinical development at Zentalis Pharmaceuticals, Inc. Prior to Zentalis, Dr. Louis served as VP, Head of Medical Affairs at CRISPR Therapeutics, Inc. from July 2020 to November 2022. From October 2016 to July 2020, Dr. Louis served in various positions of increasing responsibility at Celgene Corporation (acquired by Bristol Myers Squibb Company), including Executive Director, Myeloid Diseases, U.S. Medical Affairs, Executive Director, Oncology, U.S. Medical Affairs and Executive Director, Pancreatic/GI Disease Lead, U.S. Medical Affairs. From September 2014 to October 2016, Dr Louis also served in the role of clinical development and project leadership strategy at Merrimack Pharmaceuticals, Inc. Prior to joining industry, Dr. Louis was an Assistant Professor at Texas Children’s Cancer Center and Hematology Service, Baylor College of Medicine, where she worked on the early development of CAR-T cell therapy products for solid tumor malignancies. Dr. Louis received her M.D. from Tulane University School of Medicine, her Masters Degree in Public Health from Tulane University School of Public Health and Tropical Medicine, and her B.A. in Political Science and B.S. in Chemistry from Southwestern University at Georgetown, TX.

The principal occupation and employment during the past five years of each of our executive officers was carried on, in each case except as specifically identified above, with a corporation or organization that is not a parent, subsidiary or other affiliate of us. There is no arrangement or understanding between any of our executive officers and any other person or persons pursuant to which he was or is to be selected as an executive officer.

Board Committees

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee. Each of the audit committee, compensation committee and nominating and corporate governance committee operates under a charter that satisfies the applicable standards of the SEC and Nasdaq. Each such committee reviews its respective charter at least annually. A current copy of the charter for each of the audit committee, compensation committee and nominating and corporate governance committee is posted on the corporate governance section of our website www.tscan.com.

Audit Committee

Katina Dorton, Gabriela Gruia, Barbara Klencke and R. Keith Woods serve on the audit committee, which is chaired by Ms. Dorton. Our board of directors has determined that each member of the audit committee is “independent” for audit committee purposes as that term is defined by the rules of the SEC and Nasdaq, and that each has sufficient knowledge in financial and auditing matters to serve on the audit committee. Our board of directors has designated Ms. Dorton as an “audit committee financial expert,” as defined under the applicable rules of the SEC. During the fiscal year ended December 31, 2023, the audit committee met four times. The audit committee assists our board of directors with its oversight of the integrity of our financial statements; our compliance with legal and regulatory requirements; the qualifications, independence and performance of the independent registered public accounting firm; the design and implementation of our risk assessment and risk management. Among other things, our audit committee is responsible for reviewing and discussing with our management the adequacy and effectiveness of our disclosure controls and procedures. The audit committee also discusses with our management and independent registered public accounting firm the annual audit plan and scope of audit activities, scope and timing of the annual audit of our financial statements, and the results of the audit, quarterly reviews of our financial statements and, as appropriate, initiates inquiries into certain aspects of our financial affairs. Our audit committee is responsible for establishing and overseeing procedures for the receipt, retention and treatment of any complaints regarding accounting, internal accounting controls or auditing matters, as well as for the confidential and anonymous submissions by our employees of concerns regarding questionable accounting or auditing matters. In addition, our audit committee has direct responsibility for the appointment, compensation, retention and oversight of the work of our independent registered public accounting firm. Our audit committee has sole authority to approve the hiring and discharging of our independent registered public accounting firm, all audit engagement terms and fees and all permissible non-audit engagements with the independent auditor. Our audit committee reviews and oversees all related person transactions in accordance with our policies and procedures.

All audit and non-audit services, other than de minimis non-audit services, to be provided to us by our independent registered public accounting firm must be approved in advance by our audit committee.

Compensation Committee

Stephen Biggar, Katina Dorton, Barbara Klencke and R. Keith Woods serve on the compensation committee, which is chaired by Dr. Biggar. Our board of directors has determined that each member of the compensation committee is “independent” as defined in the applicable Nasdaq rules. During the fiscal year ended December 31, 2023, the compensation committee met five times. Our compensation committee assists our board of directors with its oversight of the forms and amount of compensation for our executive officers (including officers reporting under Section 16 of the Exchange Act), the administration of our compensation and equity and non-equity incentive plans for employees and other service providers and certain other matters related to our compensation programs. The compensation committee, among other responsibilities, evaluates the performance of our chief executive officer and, in consultation with him, evaluates the performance of our other executive officers (including officers reporting under Section 16 of the Exchange Act).

Nominating and Corporate Governance Committee

Stephen Biggar, Katina Dorton and Gabriela Gruia serve on the nominating and corporate governance committee, which is chaired by Mr. Biggar. Our board of directors has determined that each member of the nominating and corporate governance committee is “independent” as defined in the applicable Nasdaq rules. During the fiscal year ended December 31, 2023, the nominating and corporate governance committee held one meeting. The nominating and corporate governance committee assists our board of directors with its oversight of and identification of individuals qualified to become members of our board of directors, consistent with criteria approved by our board of directors, and selects, or recommends that our board of directors selects, director nominees; develops and recommends to our board of directors a set of corporate governance guidelines; leads the annual performance review of the board of directors, its committees and management; and oversees any related matters required by federal securities laws.

The nominating and corporate governance committee considers candidates for board membership suggested by its members and the chief executive officer. Additionally, in selecting nominees for directors, the nominating and corporate governance committee will review candidates recommended by stockholders in the same manner and using the same general criteria as candidates recruited by the committee and/or recommended by our board of directors. The nominating and corporate governance committee will also consider whether to nominate any person proposed by a stockholder in accordance with the provisions of our bylaws relating to stockholder nominations.

Identifying and Evaluating Director Nominees

Our board of directors is responsible for filling vacancies on our board of directors and for nominating candidates for election by our stockholders each year in the class of directors whose term expires at the relevant annual meeting. The board of directors delegates the selection and nomination process to the nominating and corporate governance committee, with the expectation that other members of the board of directors, and of management, will be requested to take part in the process as appropriate.

Generally, the nominating and corporate governance committee identifies candidates for director nominees in consultation with management, through the use of search firms or other advisors, through the recommendations submitted by stockholders or through such other methods as the nominating and corporate governance committee deems to be helpful to identify candidates. However, we do not have a formal policy concerning the diversity of the board of directors. Once candidates have been identified, the nominating and corporate governance committee confirms that the candidates meet all of the minimum qualifications for director nominees established by the nominating and corporate governance committee. The nominating and corporate governance committee may gather information about the candidates through interviews, detailed questionnaires, comprehensive background checks or any other means that the nominating and corporate governance committee deems to be appropriate in the evaluation process. The nominating and corporate governance committee then meets as a group to discuss and evaluate the qualities and skills of each candidate, both on an individual basis and taking into account the overall composition and needs of our board of directors. Based on the results of the evaluation process, the nominating and corporate governance committee recommends candidates for the board of directors’ approval to fill a vacancy or as director nominees for election to the board of directors by our stockholders each year in the class of directors whose term expires at the relevant annual meeting. Although the nominating and corporate governance committee does not have a formal diversity policy and does not follow any ratio or formula with respect to diversity in order to determine the appropriate composition of the board of directors, the nominating and corporate governance committee and the full board of directors are committed to creating a board of directors with diversity, including diversity of expertise, experience, background, race and gender, and are committed to identifying, recruiting and advancing candidates offering such diversity in future searches.

Code of Business Conduct and Ethics

We have adopted a written code of conduct that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is posted on the corporate governance section of our website, which is located at https://ir.tscan.com/corporate-governance/governance-overview. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on our review of Forms 3, 4 and 5, and any amendments thereto, filed by such reporting persons and/or written representations that no Form 5 was required, we believe that during the fiscal year ended December 31, 2023, all filing requirements applicable to our executive officers, directors and persons who beneficially own more than 10% percent of a registered class of our equity securities under the Exchange Act were met in a timely manner except for one late Form 4 filing for Timothy Barberich with respect to the open market purchases of shares of our common stock.

Compensation Recovery Policy

In accordance with the requirements of the SEC and Nasdaq listing rules, our board of directors adopted a compensation recovery policy on September 21, 2023, effective as of October 2, 2023. The compensation recovery policy provides that in the event we are required to prepare a restatement of financial statements due to material noncompliance with any financial reporting requirement under securities laws, we will seek to recover any incentive-based compensation that was based upon the attainment of a financial reporting measure and that was received by any current or former executive officer during the three-year period preceding the date that the restatement was required if such compensation exceeds the amount that the executive officers would have received based on the restated financial statements. We have filed this policy as an Exhibit to the Original 10-K.

Item 11.	Executive Compensation.

Executive Compensation

Our named executive officers for the fiscal year ended December 31, 2023, are:

•	Gavin MacBeath, Ph.D., our Chief Executive Officer and Director,

•	David Southwell, our former President, Chief Executive Officer and Director,

•	Brian Silver, J.D., our former Chief Financial Officer and Treasurer,

•	Debora Barton, M.D., our former Chief Medical Officer (who departed from her role as Chief Medical Officer effective March 31, 2024); and

•	Zoran Zdraveski, J.D., Ph.D., our Chief Legal and Strategy Officer and Secretary.

Summary Compensation Table

The following table presents the compensation awarded to, earned by or paid to each of our named executive officers for the years indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Gavin MacBeath, Ph.D.(4)	2023	545,121	—	2,342,541	296,000	12,392	3,196,054
Chief Executive Officer and Director	2022	450,000	—	711,554	188,000	12,173	1,361,727
David Southwell(5)	2023	153,472	—	135,250	—	1,003,724	1,292,446
Former President, Chief Executive Officer and Director	2022	622,239	—	1,169,353	342,232	8,920	2,142,743
Brian Silver, J.D.(6)	2023	283,106	—	1,290,858	—	10,208	1,584,172
Former Chief Financial Officer and Treasurer	2022	480,000	—	910,937	192,000	18,187	1,601,123
Debora Barton, M.D.	2023	472,500	—	944,853	217,000	75,643	1,709,996
Former Chief Medical Officer
Zoran Zdraveski, J.D., Ph.D.(7)	2023	441,000	—	924,566	203,000	13,200	1,581,766
Chief Legal and Strategy Officer and Secretary

(1)

The amounts reported represent the aggregate grant date fair value of the stock options awarded to the named executive officers during fiscal year 2023, calculated in accordance with ASC Topic 718. Such grant date fair value does not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of the awards reported in this column are set forth in Note 6 to our financial statements for the year ended December 31, 2023, which are included in our Form 10-K filed with the SEC on March 6, 2024. The amounts reported in this column reflect the accounting cost for the stock options and does not correspond to the actual economic value that may be received upon exercise of the stock option or any sale of any of the underlying shares of common stock.

(2)

Represents performance-based cash bonuses awarded to our named executive officers. See “Narrative Disclosures to the Summary Compensation Table —Non-Equity Incentive Plan Compensation” below for a description of this compensation.

(3)

The amounts for 2023 represents certain benefits paid to the named executive officers, including retirement plan contributions made by the Company. In addition, amounts include, for Mr. Southwell, $1,003,724 in severance payments and for Dr. Barton, includes $66,000 in business travel stipend.

(4)

Dr. MacBeath was appointed as the Company’s acting Chief Executive Officer effective March 28, 2023 and full-time Chief Executive Officer effective May 24, 2023. Amounts reported in this table reflect increases in base salary and target bonus provided in connection with his promotion.

(5)

Mr. Southwell ceased providing services as the Company’s Chief Executive Officer and as a member of the Board effective March 27, 2023. Amounts reported in this table reflect his partial year of service and severance payable to him in connection with his departure.

(6)	Mr. Silver stepped down from the position of Chief Financial Officer and Treasurer, effective July 21, 2023.
(7)	Dr. Barton stepped down from the position of Chief Medical Officer, effective March 31, 2024, and transitioned to an independent contractor consultant.

Narrative to Summary Compensation Table

Base salaries and annual incentive opportunities

The base salaries of all of our named executive officers are reviewed from time to time and adjusted when our board of directors or its compensation committee determines an adjustment is appropriate. For our 2023 fiscal year, the base salary for Dr. MacBeath, Messrs. Southwell and Silver, Dr. Barton and Dr. Zdraveski were $565,000, $650,000, $505,000, $485,000 and $475,000, respectively. In connection with Dr. MacBeath’s promotion to Chief Executive Officer, Dr. MacBeath’s annual base salary was increased to $565,000 from $470,000.

Each of our named executive officers is eligible to earn an incentive bonus each fiscal year, with such bonus awarded based on individual performance goals, as well as achievement of corporate goals related to our product development and advancement of pre-clinical studies established by our chief executive officer and approved by our board of directors. During our fiscal year ended December 31, 2023, our named executive officers were eligible to earn cash incentive bonuses based on a combination of corporate and individual goals. We require that participants continue to be employed through the payment date to receive a bonus. For our 2023 fiscal year, Dr. MacBeath, Messrs. Southwell and Silver, Drs. Barton and Zdraveski’s target annual bonuses as a percentage of base salary were 50%, 55%, 40%, 40% and 40%, respectively. In connection with Dr. MacBeath’s promotion to Chief Executive Officer, Dr. MacBeath’s target annual bonus was increased to 50% from 40% of his base salary. Each of Mr. Southwell and Mr. Silver ceased providing services during 2023 and, accordingly, were not eligible to earn a bonus for 2023.

Pursuant to agreements with us, each of Dr. MacBeath and Dr. Zdraveski are, eligible to receive certain acceleration benefits in the event of our change in control, as described in the footnotes to the “Outstanding equity awards at the year ended December 31, 2023” table and under the “Agreements with Our Named Executive Officers and Potential Payments upon Termination or Change of Control” section below.

Equity compensation

We offer stock options to our employees, including our named executive officers, as the long-term incentive component of our compensation program. Our stock options allow our employees to purchase shares of our common stock at a price equal to the fair market value of our common stock on the date of grant. Generally, our stock options granted to new hires have vested as to 25% of the total number of option shares on the first anniversary of the award and in equal monthly installments over the following 36 months.

Employee benefits and perquisites

Our named executive officers are eligible to participate in our health and welfare plans to the same extent as are full-time employees generally. We generally do not provide our named executive officers with perquisites or other personal benefits.

Retirement benefits

We have established a 401(k) tax-deferred savings plan, which permits participants, including our named executive officers, to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code. We are responsible for administrative costs of the 401(k) plan. We match 100% of every dollar contributed up to four percent of salary, subject to certain limitations under the Internal Revenue Code.

Outstanding equity awards at the year ended December 31, 2023

The following table sets forth information regarding each unexercised option and all unvested stock held by each of our named executive officers as of December 31, 2023.

		Option Awards
Name(1)	Vesting Commencement Date	Number of securities underlying unexercised options exercisable (#)(2)	Number of securities underlying unexercised options unexercisable (#)	Option exercise price ($)	Option expiration date
Gavin MacBeath, Ph.D.	12/3/2018	17,651	—	1.97	1/24/2029
	12/3/2018	17,651	—	1.97	1/24/2029
	12/5/2019	31,716	—	2.46	12/18/2029
	12/5/2029	20,859	—	2.46	12/18/2029
	1/25/2021	30,881	20,653	5.82	1/27/2031
	1/25/2021	90,581	24,462	5.82	1/27/2031
	1/18/2022	—	19,370	4.85	1/18/2032
	1/18/2022	67,083	53,547	4.85	1/18/2032
	7/25/2022	35,416	50,000	3.27	7/25/2032
	7/25/2022	—	14,584	3.27	7/25/2032
	2/2/2023	—	11,667	1.81	2/2/2033
	2/2/2023	—	28,333	1.81	2/2/2033
	5/24/2023	—	44,001	2.49	6/13/2033
	5/24/2023	—	492,299	2.49	6/13/2033
	2/2/2024	—	68,376	2.49	6/13/2033
	2/2/2024	—	516,624	2.49	6/13/2033

		Option Awards
Name(1)	Vesting Commencement Date	Number of securities underlying unexercised options exercisable (#)(2)	Number of securities underlying unexercised options unexercisable (#)	Option exercise price ($)	Option expiration date
Debora Barton, M.D.	7/5/2022	21,580	11,910	3.17	7/5/2032
	7/5/2022	31,545	84,965	3.17	7/5/2032
	2/2/2023	—	14,586	1.81	2/2/2033
	2/2/2023	—	35,414	1.81	2/2/2033
	5/24/2023	—	25,936	2.49	6/13/2033
	5/24/2023	—	194,064	2.49	6/13/2033
	2/2/2024	—	47,944	2.49	6/13/2033
	2/2/2024	—	162,056	2.49	6/13/2033
Zoran Zdraveski, J.D., Ph.D.	9/7/2021	62,129	43,379	8.99	9/7/2031
	9/7/2021	22,246	22,246	6.16	9/7/2031
	1/18/2022	40,729	42,500	4.85	1/18/2032
	1/18/2022	—	1,771	4.85	1/18/2032
	7/25/2022	1	7,294	3.27	7/25/2032
	7/25/2022	17,707	24,998	3.27	7/25/2032
	2/2/2023	—	10,209	1.81	2/2/2033
	2/2/2023	—	24,791	1.81	2/2/2033
	5/24/2023	—	42,363	2.49	6/13/2033
	5/24/2023	—	177,637	2.49	6/13/2033
	2/2/2024	—	64,797	2.49	6/13/2033
	2/2/2024	—	145,203	2.49	6/13/2033

(1)	Neither Mr. Southwell nor Mr. Silver held outstanding options or outstanding unvested stock awards as of December 31, 2023.
(2)

Each of the option awards vest as follows: 25% of the shares vest on the first anniversary of the vesting commencement date, and 1/48th of the shares vest upon the completion of each month of continuous service thereafter. If we are subject to a change of control, then 100% of any unvested shares subject to this option shall immediately vest.

Employment agreements

Agreements with Our Named Executive Officers and Potential Payments upon Termination or Change of Control

We entered into employment agreements with each of our named executive officers, as summarized below. The employment agreements provide for at-will employment and, other than in the context of a termination without cause or a resignation for good reason (as such terms are defined in the employment agreements), may be terminated at any time. The severance and acceleration benefits that our named executive officers are entitled to are summarized below.

Agreements with Gavin MacBeath, Ph.D.

We entered into an employment agreement, effective as of April 23, 2021, with Dr. MacBeath (the “2021 MacBeath Agreement”). Pursuant to the terms of the employment agreement, Dr. MacBeath received an annual base salary and is eligible to receive an incentive performance bonus of a specified percentage of his annual base salary, which bonus amount is determined by our board of directors and dependent on the achievement of specific company, team and individual performance objectives.

In addition, Dr. MacBeath previously entered into our standard proprietary information and inventions agreement, which contains one-year post-termination non-solicitation and non-competition provisions, provided that such one-year period will automatically be extended for an additional year following the separation date if Dr. MacBeath breaches a fiduciary duty to the Company or unlawfully takes, physically or electronically, any property belonging to the Company. In the event of Dr. MacBeath’s termination without cause or resignation for good reason in the three months prior to or 12 months following a change in control, then the restrictive covenants are no longer enforceable.

In connection with the termination of Mr. Southwell’s employment with us, Dr. MacBeath was appointed as our acting Chief Executive Officer, effective as of March 28, 2023 and was later appointed as Chief Executive Officer, effective May 24, 2023. In connection with such appointment, we entered into a new employment agreement (the “2023 MacBeath Agreement”), superseding the 2021 MacBeath Agreement.

The 2023 MacBeath Agreement provides Dr. MacBeath with severance benefits if the Company terminates his employment without cause or resigns for good reason (as each such term is defined in the 2023 MacBeath Agreement), equal to (i) salary continuation at his base salary for eighteen months following the separation and (ii) payment of the employer share of COBRA premiums for up to eighteen months, subject to Dr. MacBeath executing a general release of claims against the Company. If such separation without cause or for good reason occurs within the three months prior or 12 months following a change of control, then Dr. MacBeath will be entitled to a lump sum payment equal to (i) one-and-one-half (1.5) times his (x) base salary plus (y) annual target bonus, plus (ii) pro-rata target bonus and (iii) payment COBRA premiums for up to 18 months. If the Company is subject to a change of control and in the three months prior or twelve months following Dr. MacBeath is terminated without cause or resigns for good reason, then 100% of any unvested shares or equity awards shall immediately vest and be non-forfeitable. The Company’s obligation to make severance payments during the applicable severance period will cease immediately upon Dr. MacBeath’s material breach of his restrictive covenants as set forth in the Company’s standard proprietary information and inventions agreement.

Separation Agreement with David Southwell

We previously entered into an employment agreement with Mr. Southwell (as amended, the “Southwell Employment Agreement”), who served as our President and Chief Executive Officer and as a member of our board of directors from October 9, 2018 to March 27, 2023. The Southwell Employment Agreement provided for an annual base salary and annual performance bonus of a specified percentage of his annual base salary, subject to his achievement of certain performance metrics that was approved and updated by our board of directors on an annual basis.

In connection with the termination of Mr. Southwell’s employment with us, effective as of March 27, 2023, we and Mr. Southwell entered into a separation agreement (the “Southwell Separation Agreement”). Pursuant to the Southwell Separation Agreement, Mr. Southwell will receive severance benefits as set forth in the Southwell Employment Agreement, which are equal to (i) salary continuation at his base salary rate for eighteen months following the separation and (ii) payment of the employer share of COBRA premiums for up to eighteen months. Such severance benefits are conditioned upon Mr. Southwell’s executing and not revoking a general release of all claims that he may have against us. Our obligation to make severance payments during the applicable severance period will cease immediately upon Mr. Southwell’s (i) breach of his restrictive covenants or (ii) acceptance of any paid employment or consulting engagement during any period in which we are obligated to make such payments. In addition, Mr. Southwell’s options to acquire shares of our common stock will be treated as set forth in his underlying stock option agreements. Mr. Southwell is subject to our standard non-disclosure, non-competition and assignment of intellectual property agreement, which contains 12-month post-termination non-solicitation and non-competition provisions.

Agreements with Brian Silver, J.D.

We entered into an employment agreement with Brian Silver. Pursuant to the terms of the employment agreement, Mr. Silver joined us as our Senior Vice President and Chief Financial Officer on May 3, 2021. Mr. Silver was eligible to receive an annual base salary and was also eligible to receive an annual performance bonus of a specified percentage of his annual base salary, subject to his achievement of certain performance metrics to be approved and updated by our board of directors on an annual basis.

Mr. Silver also entered into our standard proprietary information and inventions agreement, which contains one-year post-termination non-solicitation and non-competition provisions, provided that such one-year period will automatically be extended for an additional one year if Mr. Silver engages in any activity in violation of such provisions.

Mr. Silver stepped down from his roles as Chief Financial Officer and Treasurer of the Company on July 21, 2023.

Agreements with Debora Barton, M.D.

We entered into an employment agreement, effective as of June 8, 2022 with Dr. Barton (the “Barton Employment Agreement”). Pursuant to the terms of the Barton Employment Agreement, Dr. Barton joined us as our Chief Medical Officer on June 8, 2022. Dr. Barton is eligible to receive an annual base salary and is also eligible to receive an annual performance bonus of a specified percentage of his annual base salary, subject to her achievement of certain performance metrics to be approved and updated by our board of directors on an annual basis.

The employment agreement also provides Dr. Barton with severance benefits if the Company terminates her employment without cause or if Dr. Barton resigns for good reason (as each such term is defined in the Barton Employment Agreement) equal to (i) salary continuation at her base salary for 12 months following the separation and (ii) COBRA premiums coverage for up to six months. If such separation without cause or for good reason occurs in the three months prior to a change of control or within 12 months at or following a change of control, then Dr. Barton will be entitled to a lump sum cash payment equal to (i) one times (x) her base salary plus (y) her annual target bonus plus, (ii) her pro rata target bonus for the number of days worked in the fiscal year of such separation and (iii) COBRA premiums coverage for up to 12 months. Such severance payments are conditioned upon Dr. Barton executing a general release of all claims that she may have against the Company. The Company’s obligation to make severance payments during the applicable severance period will cease immediately upon Dr. Barton’s material breach of the proprietary information and inventions agreement between her and the Company.

In addition, if Dr. Barton’s employment is terminated without cause or for good reason within the three months prior to a change of control or within 12 months at or following a change of control, any unvested shares or equity awards shall immediately vest.

Dr. Barton also entered into our standard proprietary information and inventions agreement (the “Barton PIIA”), which contains one-year post-termination non-solicitation and non-competition provisions, provided that such one-year period will automatically be extended for an additional one year if Dr. Barton engages in any activity in violation of such provisions.

Effective as of March 31, 2024, Dr. Barton departed from her role as Chief Medical Officer of the Company. In connection with her departure, we entered into a separation agreement with Dr. Barton (the “Barton Separation Agreement”). Pursuant to the Barton Separation Agreement, Dr. Barton will receive severance benefits as set forth in the Barton Employment Agreement, which are equal to (i) salary continuation at her regular base salary rate for twelve months on the Company’s regular payroll schedule, which is equivalent to the gross amount of $485,000, and (ii) subject to her timely election and eligibility to continue COBRA health coverage, payment of the employer share of COBRA premiums for up to six months. Such severance benefits are conditioned upon Dr. Barton’s executing and not rescinding a general release of all claims that she may have against us. Our obligation to make severance payments during the applicable severance period will cease immediately upon Dr. Barton’s breach of her restrictive covenants in the Barton PIIA. In addition, Dr. Barton has also agreed to provide consulting services through May 31, 2024. During such period, Dr. Barton’s outstanding stock options and will continue to vest until May 31, 2024. We have agreed to waive our right to enforce the post-termination non-compete provisions in the Barton PIIA and therefore we do not have the obligation to provide Dr. Barton with post-termination compensation described in the Barton PIIA.

Agreements with Zoran Zdraveski, J.D., Ph.D.

We entered into an employment agreement, effective as of July 28, 2021 with Dr. Zdraveski (the “Zdraveski Employment Agreement”). Pursuant to the terms of the Zdraveski Employment Agreement, Dr. Zdraveski joined us as our Chief Legal Officer on September 7, 2021. Dr. Zdraveski is eligible to receive an annual base salary and is also eligible to receive an annual performance bonus of a specified percentage of his annual base salary, subject to his achievement of certain performance metrics to be approved and updated by our board of directors on an annual basis.

The employment agreement also provides Dr. Zdraveski with severance benefits if the Company terminates his employment without cause or if Dr. Zdraveski resigns for good reason (as each such term is defined in the Zdraveski Employment Agreement) equal to (i) salary continuation at his base salary for 12 months following the separation and (ii) COBRA premiums coverage for up to 12 months. If such separation without cause or for good reason occurs in the three months prior to a change of control or within 12 months at or following a change of control, then Dr. Zdraveski will be entitled to a lump sum cash payment equal to (i) one times (x) his base salary plus (y) his annual target bonus, (ii) his pro rata target bonus for the number of days worked in the fiscal year of such separation and (iii) COBRA premiums coverage for up to 12 months. Such severance payments are conditioned upon Dr. Zdraveski executing a general release of all claims that he may have against the Company. The Company’s obligation to make severance payments during the applicable severance period will cease immediately upon Dr. Zdraveski’s material breach of the proprietary information and inventions agreement between him and the Company.

In addition, if Dr. Zdraveski’s employment is terminated without cause or for good reason within the three months prior to a change of control or within 12 months at or following a change of control, any unvested shares or equity awards shall immediately vest.

Dr. Zdraveski also entered into our standard proprietary information and inventions agreement, which contains one-year post-termination non-solicitation and non-competition provisions, provided that such one-year period will automatically be extended for an additional one year if Dr. Zdraveski engages in any activity in violation of such provisions.

Equity Plan Compensation Information

The following table provides information as of December 31, 2023 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in first column)
Equity compensation plans approved by security holders(1)(2)	10,398,259	$3.34	5,113,268
Equity compensation plans not approved by security holders	—	—	—

Total	10,398,250	$3.34	5,113,268

(1)

Includes the following plans: our 2018 Equity Incentive Plan (the “2018 Plan”), our 2021 Equity Incentive Plan (as amended, the “2021 Plan”) and our 2021 Employee Stock Purchase Plan (the “2021 ESPP”).

(2)

As of December 31, 2023, a total of 4,523,924 shares of our common stock have been reserved for issuance pursuant to the 2021 Plan which number excludes the 1,913,181 shares that were added to the plan as a result of the automatic annual increase on January 1, 2024. The 2021 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2022, by four percent of the outstanding number of shares of our common stock on the immediately preceding December 31 or such number of shares as determined by our board of directors. This number will be subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by us prior to vesting, satisfied without the issuance of stock, expire or are otherwise terminated, other than by exercise, under the 2021 Plan and the 2018 Plan will be added back to the shares of common stock available for issuance under the 2021 Plan. The Company no longer makes grants under the 2018 Plan. As of December 31, 2023, a total of 589,344 shares of our common stock have been reserved for issuance pursuant to the 2021 ESPP, which number excludes the 478,344 shares that were added to the plan as a result of the automatic annual increase on January 1, 2024. The 2021 ESPP provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2022, by the lesser of one percent of the outstanding number of shares of our common stock on the immediately preceding December 31 or such number of shares as determined by our board of directors. This number will be subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization.

Non-Employee Director Compensation

Our board of directors adopted and maintains a non-employee director compensation policy, which is designed to enable us to attract and retain, on a long-term basis, highly qualified non-employee directors. Under the policy, each director who is not an employee is paid cash and equity compensation.

The fees paid to non-employee directors for service on the board of directors and for service on each committee of the board of directors on which the director is a member are as follows:

	Member Annual Fee ($)	Chairperson Additional Annual Fee ($)
Board of Directors	40,000	$—
Audit Committee	7,500	7,500
Compensation Committee	6,000	6,000
Nominating and Corporate Governance Committee	4,000	4,000

We also reimburse our non-employee directors for reasonable travel and out-of-pocket expenses incurred in connection with attending our board of director and committee meetings.

In addition, each new non-employee director elected to our board of directors will be granted an option to purchase up to 35,000 shares of our common stock on the date of such director’s election or appointment to the board of directors, which will vest in the following manner, subject to the director’s continued service on our board of directors through such vesting date: in full upon the earlier to occur of the first anniversary of the date of grant or the date of the next annual meeting. On the date of each annual meeting of stockholders of our company, each non-employee director will be granted an additional option to purchase 35,000 shares of our common stock, which will vest in the following manner, subject to the director’s continued service on our board of directors through such vesting date: in full upon the earlier to occur of the first anniversary of the date of grant or the date of the next annual meeting.

Director Compensation Table

The table below shows all compensation earned by or paid to our non-employee directors during 2023. David Southwell, our former president and chief executive officer, did not receive any compensation for his service as director. The compensation received by Mr. Southwell during 2023 is set forth in the section of this Annual Report on Form 10-K captioned “Executive Compensation—Summary Compensation Table” and, consequently, is not included in this table.

Name(3)	Fees earned or paid in cash ($)	Option awards ($)(1)(2)	All other compensation ($)	Total ($)
Timothy Barberich	49,660	67,165	—	116,825
Ittai Harel	23,140	—	—	23,140
Stephen Biggar, M.D., Ph.D.	56,000	67,165	—	123,165
Katina Dorton, J.D., M.B.A.	65,427	67,165	—	132,592
Gabriela Gruia, M.D.	46,364	67,165	—	113,529
Barbara Klencke, M.D.	37,060	84,681	—	121,742
R. Keith Woods	3,664	87,232	—	90,897

(1)

The amounts in this column represent the aggregate grant date fair value of option awards granted to the non-employee director in the applicable fiscal year computed in accordance with FASB ASC Topic 718. See Note 6 to our financial statements for the year ended December 31, 2023, which are included in our Form 10-K filed with the SEC on March 6, 2024. See Note 6 of the notes to our consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of our assumptions made in determining the grant date fair value of our equity awards.

(2)

As of December 31, 2023, our non-employee directors held outstanding stock options as follows: Mr. Barberich (options to purchase 92,039 shares), Dr. Biggar (options to purchase 44,146 shares), Ms. Dorton (options to purchase 92,926 shares), Dr. Gruia (options to purchase 62,438 shares), Dr. Klencke (options to purchase 45,670 shares) and Mr. Woods (options to purchase 17,500 shares).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, to the extent known by us or ascertainable from public filings, with respect to the beneficial ownership of our common stock as of March 31, 2024, by:

•	each of our directors;

•	each of our named executive officers;

•	all of our directors and executive officers as a group; and

•	each person, or group of affiliated persons, who is known by us to beneficially own more than five percent of our voting common stock.

The column entitled “Percentage of Shares Beneficially Owned” is based on a total of 43,628,149 shares of our voting common stock outstanding as of March 31, 2024 .

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our voting common stock. Shares of our voting common stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2024 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable. Except as otherwise indicated in the table below, addresses of named beneficial owners are in care of TScan Therapeutics, Inc., 830 Winter Street, Waltham, MA 02451.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Greater-than-five Percent Stockholders:
Entities affiliated with Lynx1 Capital Management LP(1)	5,224,600	11.98%
Entities affiliated with EcoR1 Capital, LLC (2)	5,000,000	11.46%
Entities affiliated with K2 HealthVentures Equity Trust LLC(3)	4,588,034	9.97%
Entities affiliated with Biotechnology Value Fund, L.P. (4)	4,414,910	10.12%
Entities affiliated with Adage Capital Partners, L.P. (5)	3,900,000	8.94%
Entities affiliated with Baker Bros. Advisors LP(6)	2,784,792	6.38%
Named Executive Officers and Directors:
Gavin MacBeath, Ph.D., President, Chief Executive Officer and Director (7)	550,532	1.25%
Jason Amello, Chief Financial Officer and Treasury	—	—
Debora Barton, M.D., Former Chief Medical Officer (8)	139,375	*
Zoran Zdraveski, J.D., PhD., Chief Legal and Strategy Officer and Secretary (9)	243,152	*
David Southwell, Former President, Former Chief Executive Officer and Former Director (10)	171,569	*
Brian Silver, J.D., Former Chief Financial Officer and Treasurer (11)	32,885	*
Timothy Barberich, Director (12)	157,322	*
Stephen Biggar, M.D., Ph.D., Director (13)	9,146	*
Katina Dorton, J.D., M.B.A., Director(14)	47,763	*
Gabriela Gruia, M.D., Director(15)	27,438	*
Barbara Klencke, Director(16)	59,826	*
R. Keith Woods, Director	—	—
All current executive officers and directors as a group (10 persons)(17)	1,234,554	2.76%

*	Represents beneficial ownership of less than one percent.

(1)

Information herein is based solely on a Schedule 13D filed by Lynx1 Capital Management LP (“Lynx1”) and Weston Nichols with the SEC on June 2, 2023. Consists of 5,224,600 shares of voting common stock held by Lynx1. Lynx1 is the investment manager to Lynx1 Master Fund LP (“Lynx1 Fund”), with respect to the shares of voting common stock directly held by the Lynx1 Fund. Weston Nichols is the sole member of Lynx1 Capital Management GP LLC, the general partner of Lynx 1, with respect to the shares of voting common stock directly held by Lynx1 Fund. Mr. Nichols shares voting and investment power over the shares held by Lynx1 Fund and as a result may be deemed to have beneficial ownership of such shares. The address for the foregoing persons is c/o Lynx1, 151 Calle de San Francisco, Suite 200, PMB 1237, San Juan, PR 00901-1607.

(2)

Information herein is based solely on a Schedule 13G filed by EcoR1 Capital, LLC (“EcoR1”) and EcoR1 Capital Fund Qualified, L.P. (“Qualified Fund”) and Oleg Nodelman (collectively, the “EcoR1 Filers”) with the SEC on June 5, 2023. Consists of 5,000,000 shares of voting common stock. EcoR1 is the general partner and investment adviser of investment funds, including Qualified Fund. Mr. Nodelman is the control person of EcoR1. Qualified Fund filed this Schedule 13G on June 5, 2023 jointly with the other Filers, but not as a member of a group and it expressly disclaims membership in a group. Such filing should not be construed as an admission that it is, and it disclaims that it is, a beneficial owner, as defined in Rule 13d-3 under the Act, of any of the shares of voting common stock covered by this Schedule 13G. Each Filer also disclaims beneficial ownership of the Stock except to the extent of that person’s pecuniary interest therein. The address of the EcoR1 Filers is 357 Tehama Street #3, San Francisco, CA 94103.

(3)

Information herein is based solely on a Schedule 13G/A filed by K2 HealthVentures Equity Trust LLC (“K2HV”), Parag Shah and Anup Arora with the SEC on February 14, 2024. Consists of (i) 2,186,854 shares of voting common stock held directly by K2HV and (ii) 2,401,180 shares of voting common stock that K2HV has the right to acquire within 60 days upon conversion of the convertible term loans it agreed to extend to the Company, subject to the Blockers (as defined in this Schedule 13G). Pursuant to its loan and security agreement with the Company (“the Loan and Security Agreement”), dated September 9, 2022, K2HV has the right to acquire up to 2,401,180 shares of voting common stock upon conversion of the convertible term loans of up to $60,000,000 that K2HV agreed to extend to the Company, of which $30,000,000 is fully funded as of the date of this Schedule 13G, an additional $10,000,000 will be funded upon the achievement of certain financial and clinical milestones, and an additional uncommitted $20,000,000 may be funded at the discretion of the Reporting Persons. Pursuant to the terms of the Loan and Security Agreement, K2HV may not convert any portion of the convertible term loans into shares of voting common stock to the extent that, upon conversion, the beneficial ownership of K2HV would exceed 9.985% of the total number of shares of voting coming stock outstanding of the Company (“9.985% Cap”) or 19.99% of the total number of shares of voting common stock outstanding of the Company (“19.99% Cap”). K2HV may waive the 9.985% Cap upon 61 days’ prior written notice to the Company, but may not waive the 19.99% Cap. K2HV is an investment vehicle for holding equity securities and may be deemed to directly beneficially own the shares of voting common stock that it holds directly and has the right to acquire within 60 days upon conversion of the convertible term loans. Mr. Shah and Mr. Arora serve as the managing members of K2HV and, in such capacities, may be deemed to indirectly beneficially own the shares of voting common stock that K2HV holds directly and has the right to acquire within 60 days upon conversion of the convertible term loans. The address for the above referenced entities and individuals is 855 Boylston Street, 10th Floor, Boston, MA 02116.

(4)

Information herein is based solely on a Schedule 13G filed by Biotechnology Value Fund, L.P. (“BVF”), Biotechnology Value Trading Fund OS LP (“Trading Fund OS”), BVF I GP LLC (“BVF GP”), BVF GP Holdings LLC (“BVF GPH”), Biotechnology Value Fund II, L.P. (“BVF2”), BVF Partners L.P. (“Partners”), BVF II GP LLC (“BVF2 GP”), BVF Inc., BVF Partners OS Ltd (“Partners OS”). And Mark N. Lampert. Consists of (i) 3,023,416 shares of voting common stock held by BVF, including 1,425,436 shares of voting common stock underlying certain pre-funded warrants held by it and excluding 3,658,277 shares of voting common stock underlying certain pre-funded warrants held by it due to the Pre-Funded Warrants Blocker (as defined in this Schedule 13G), (ii) 1,210,605 shares of voting common stock held by BVF2, (iii) 140,576 shares of voting common stock held by Trading Fund OS and (iv) 40,313 shares of voting common stock held by a certain Partners managed account (“Partners Managed Account”). These amounts exclude (i) 3,658,277 shares of voting common stock issuable upon the exercise of pre-funded warrants held by BVF, (ii) 3,851,344 shares of voting common stock issuable upon the exercise of pre-funded warrants held by BVF2, (iii) 447,219 shares of voting common stock issuable upon the exercise of pre-funded warrants held by Trading Fund OS and (iv) 128,250 shares of voting common stock issuable upon the exercise of pre-funded warrants held by Partners Managed Account, which pre-funded warrants may not be exercised if, upon giving effect to such exercise, would cause the aggregate number of shares of voting common stock beneficially owned by such holder (together with its affiliates and other attribution parties) to exceed 4.99% of the number of shares of voting common stock of the Company that would be outstanding immediately after giving effect to the exercise. The holders of pre-funded warrants may increase or decrease such beneficial ownership limitation percentage not in excess of 19.99% by providing the Company with at least 61 days’ prior notice of any increase. BVF GP, as the general partner of BVF, may be deemed to beneficially own the 3,023,416 shares of voting common stock and beneficially owned and 3,658,277 shares of voting common stock issuable upon the exercise of pre-funded warrants held by BVF. BVF2 GP, as the general partner of BVF2, may be deemed to beneficially own the 1,210,605 shares of voting common stock beneficially owned and 3,851,344 shares of voting common stock issuable upon the exercise of pre-funded warrants held by BVF2. Partners OS, as the general partner of Trading Fund OS, may be deemed to beneficially own the 140,576 shares of voting common stock beneficially owned and 447,219 shares of voting common stock issuable upon the exercise of pre-funded warrants held by Trading Fund OS. BVF GPH, as the sole member of each of BVF GP and BVF2 GP, may be deemed to beneficially own the 4,234,021 shares of voting common stock beneficially owned in the aggregate by BVF and BVF2. Partners, as the investment manager of BVF, BVF2 and Trading Fund OS, and the sole member of Partners OS, may be deemed to beneficially own the 4,414,910 shares of voting common stock beneficially owned in the aggregate by BVF, BVF2 and Trading Fund OS and held in the Partners Managed Account, including 40,313 shares of voting common stock in the Partners Managed Account and excluding 128,250 shares of voting common stock issuable upon the exercise of pre-funded warrants held in the Partners Managed Account. BVF Inc., as the general partner of Partners, may be deemed to beneficially own the 4,414,910 shares of voting common stock beneficially owned by Partners. Mr. Lampert, as a director and officer of BVF Inc., may be deemed to beneficially own the 4,414,910 shares of voting common stock beneficially owned by BVF Inc. BVF GP, BVF GPH, Partners, BVF Inc. and Mr. Lampert share voting and dispositive power over the shares of voting common stock beneficially owned by BVF. BVF GPH, Partners, BVF Inc. and Mr. Lampert share voting and dispositive power over the shares of voting common stock beneficially owned by BVF2. Partners, BVF Inc. and Mr. Lampert share voting and dispositive power over the shares of voting common stock beneficially owned by Trading Fund OS and held in the Partners Managed Account. BVF GP disclaims beneficial ownership of the shares of voting common stock beneficially owned by BVF. BVF2 GP disclaims beneficial ownership of the shares of voting common stock beneficially owned by BVF2. Partners OS disclaims beneficial ownership of the shares of voting common stock beneficially owned by Trading Fund OS. BVF GPH disclaims beneficial ownership of the shares of voting common stock beneficially owned by BVF and BVF2. Each of Partners, BVF Inc. and Mr. Lampert disclaims beneficial ownership of the shares of voting common stock beneficially owned by BVF, BVF2 and Trading Fund OS and held in the Partners Managed Account. The business address of BVF, BVF GP, BVF2, BVF2 GP, BVF GPH, Partners, BVF Inc., Mr. Lampert and Dr. Hrustanovic is 44 Montgomery St., 40th Floor, San Francisco, California 94104. The business address of Trading Fund OS and Partners OS is PO Box 309 Ugland House, Grand Cayman, KY1-1104, Cayman Islands.
(5)

Information herein is based solely on a Schedule 13G/A filed by Adage Capital Partners, L.P. (“ACP”), Adage Capital Partners GP, L.L.C. (“ACPGP”), Adage Capital Management, L.P. (“ACM”), Robert Atchinson and Phillip Gross with the SEC on February 7, 2024. Consists of 3,900,000 shares of voting common stock directly owned by ACP. ACPGP is the general partner of ACP. ACM is the investment manager of ACP. Adage Capital Advisors, L.L.C. (“ACA”) is managing member of ACPGP. Adage Capital Partners LLC (“ACPLLC”) is general partner of ACM. Robert Atchinson and Phillip Gross are managing members of ACA and ACPLLC. Robert Atchinson and Phillip Gross may be deemed to shared voting and dispositive power over the shares held directly by ACP. The principal address of each reporting person is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

(6)

Information herein is based solely on a Schedule 13D/A filed by Baker Bros. Advisors LP (“BBA”), Baker Bros. Advisors (GP) LLC (“BBA-GP”), Felix J. Baker and Julian C. Baker with the SEC on June 2, 2023. Consists of (i) 256,209 shares of voting common stock held by 667, L.P. (“667”) and (ii) 2,528,583 shares of voting common stock held by Baker Brothers Life Sciences, L.P. (“Baker Life Sciences” and together with 667, the “BBA Funds”). These amounts exclude (i) 3,192,710 shares of voting common stock issuable upon exercise of pre-funded warrants held by 667 and (ii) 34,307,290 shares of voting common stock issuable upon the exercise of pre-funded warrants held by Baker Life Sciences. The pre-funded warrants held by the BBA Funds are only exercisable to the extent that after giving effect to such exercise the holders thereof, together with their affiliates and any members of a Section 13(d) group with such holders, would beneficially own, for purposes of Rule 13d-3 under the Securities Exchange Act of 1934, as amended, no more than 4.99% of the outstanding shares of voting common stock of the Company (the “Maximum Percentage”). By written notice to the Company, the BBA Funds may from time to time increase or decrease the Maximum Percentage applicable to that BBA Fund to any other percentage not in excess of 19.99%. Any such increase will not be effective until the 61st day after such notice is delivered to the Company. As a result of this restriction, the number of shares that may be issued upon exercise of the pre-funded warrants by the BBA Funds may change depending upon changes in the number of outstanding shares of voting common stock of the Company. The pre-funded warrants held by the BBA Funds are not currently exercisable due to the effect of the Maximum Percentage. The BBA-GP is the sole general partner of the Adviser. Pursuant to management agreements, as amended, among BBA-GP, Baker Life Sciences, and 667, and their respective general partners, the BBA Funds’ respective general partners relinquished to BBA-GP all discretion and authority with respect to the investment and voting power of the securities held by the BBA Funds, and thus BBA-GP has complete and unlimited discretion and authority with respect to the BBA Funds’ investments and voting power over investments. BBA-GP, Felix J. Baker and Julian C. Baker as management members of the BBA-GP, and the BBA may be deemed to be beneficial owners of the securities of the Company held by the Funds. The address for the above referenced entities and individuals is 860 Washington Street, 3rd Floor, New York, NY 10014.

(7)

Consists of (i) 49,767 shares of voting common stock held by Dr. MacBeath and (ii) 500,765 shares of voting common stock subject to options held by Dr. MacBeath that are vested and exercisable within 60 days of March 31, 2024.

(8)	Consists of 139,375 shares of voting common stock subject to options held by Dr. Barton that are vested and exercisable within 60 days of March 31, 2024.
(9)

Consists of (i) 4,716 shares of voting stock held by Dr. Zdraveski and (ii) 238,436 shares of voting common stock subject to options held by Dr. Zdraveski that are vested and exercisable within 60 days of March 31, 2024.

(10)	Consists of 171,569 shares of voting common stock held by Mr. Southwell.
(11)	Consists of 32,885 shares of voting common stock held by Mr. Silver.
(12)

Consists of (i) 67,027 shares of voting common stock held by Mr. Barberich, (ii) 57,036 shares of voting common stock subject to options held by Mr. Barberich that are vested and exercisable within 60 days of March 31, 2024 and (iii) 33,259 shares of voting common stock held in a trust for the benefit of Mr. Barberich’s children. Mr. Barberich’s spouse is the grantor of such trust and retains certain rights to remove and replace the trustee of the trust. Mr. Barberich disclaims beneficial ownership of the shares held in such trust except to the extent of his pecuniary interest therein.

(13)	Consists of 9,146 shares of voting common stock subject to options held by Dr. Biggar that are vested and exercisable within 60 days of March 31, 2024.
(14)	Consists of 139,375 shares of voting common stock subject to options held by Ms. Dorton that are vested and exercisable within 60 days of March 31, 2024.
(15)	Consists of 27,438 shares of voting common stock subject to options held by Dr. Gruia that are vested and exercisable within 60 days of March 31, 2024.
(16)

Consists of (i) 25,000 shares of voting common stock held by and 4,826 shares of voting common stock subject to options held by Dr. Klencke that are vested and exercisable within 60 days of March 31, 2024 and

(ii) 25,000 shares of voting common stock held by the Klencke Huestis Trust, for which Dr. Klencke serves as co-trustee along with her spouse.
(17)	Consists of (i) 209,769 shares of voting common stock and (ii) 1,024,785 shares of voting common stock underlying options that are vested and exercisable within 60 days of March 31, 2024.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Transactions

Other than the compensation agreements and other arrangements described under “Executive compensation” and “Director compensation” in this Form 10-K/A and the transactions described below, since January 1, 2023, there has not been and there is not currently proposed, any transaction or series of similar transactions to which we were, or will be, a party in which the amount involved exceeded, or will exceed, $120,000 (or, if less, 1% of the average of our total assets amounts at December 31, 2022 and 2023) and in which any director, executive officer, holder of five percent or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

Agreements with Our Stockholders

In connection with our preferred stock financings prior to our IPO, we entered into an investors’ rights agreement, voting agreement, right of first refusal agreement and product interest rights agreement, in each case, with the purchasers of our preferred stock and certain holders of our common stock. All of the material provisions of these agreements terminated immediately prior to the completion of our IPO, other than the provisions relating to registration rights, which continued in effect following the completion of our IPO and entitle the holders of such rights to demand that we file a registration statement, subject to certain limitations, and to request that their shares be covered by a registration statement that we are otherwise filing.

Nominating Rights and Registration Rights Agreements with the BBA Funds

In connection with our Series C convertible preferred stock financing, we entered into a nominating agreement with Baker Brothers Life Sciences, L.P. and 667, L.P. (collectively, the “BBA Funds”) which was subsequently amended and restated on April 22, 2021, pursuant to which, among other things, we agreed to support the nomination of, and cause our board of directors (or the nominating committee thereof) to include in the slate of nominees recommended to our stockholders for election as directors at each annual or special meeting of our stockholders at which directors are to be elected, one person designated from time to time by the BBA Funds, subject to the requirements of fiduciary duties under applicable law and the terms and conditions of such nominating agreement. The agreement only applies during the period beginning at the closing of our IPO and for the three years thereafter, as long as (1) the BBA Funds and their affiliates, collectively, beneficially own at least 75% of the Series C convertible preferred stock purchased by the BBA Funds in such Series C convertible preferred stock financing, or such number of shares of our common stock issued upon conversion of such number of shares of Series C convertible preferred stock (in either case, as adjusted for any stock split, stock dividend, combination, or other recapitalization or reclassification or similar transaction), and (2) the BBA Funds and their affiliates, collectively, beneficially own at least two percent of our then outstanding voting common stock.

Also in connection with our Series C convertible preferred stock financing, we entered into a Registration Rights Agreement with the BBA Funds, pursuant to which, among other things, we agreed to provide the BBA Funds with certain “resale” registration rights and related “piggy-back” rights.

Participation in our 2023 Public Offering

On June 1, 2023, we completed an underwritten public offering of (a) 23,287,134 shares of our voting common stock, inclusive of the underwriters’ 30-day option to purchase 297,660 additional shares of voting common stock, at a price of $2.00 per share, and (b) the pre-funded warrants to purchase up to 47,010,526 shares of our voting common stock, at a price of $1.9999 per warrant with an exercise price of $0.0001 per share. We received aggregate net proceeds from the offering of $134.7 million after deducting underwriting discounts, commissions and other offering expenses. The following table summarizes purchases of the shares of our voting common stock and the pre-funded warrants by our related persons in connection with such underwritten public offering:

	Shares of Common Stock	Shares Common Stock Issuable Upon The Exercise Of Pre-Funded Warrants	Total Purchase Price
667, L.P. (1)	—	3,192,710	$6,385,100.73
Baker Brothers Life Sciences, L.P. (1)	—	34,307,290	$68,611,149.28

Total	—	37,500,000	$74,996,250.01

(1)

Funds affiliated with Baker Bros. Advisors LP, 667, L.P. and Baker Brothers Life Sciences, L.P., are holders of five percent or more of our capital stock. Stephen Biggar, M.D., Ph.D. is a partner of Baker Bros. Advisors LP and is a member of our board of directors.

In connection with the public offering, we agreed, among other things, to indemnify the underwriters in connection with the Securities Act of 1933, as amended. The public offering was made pursuant to the shelf registration statement on Form S-3 (File No. 333-268260) that was filed with the SEC on November 9, 2022, and that was declared effective by the SEC on May 16, 2023, and a related prospectus supplement that was filed with the SEC on May 30, 2023 and its accompany base prospectus, filed with the SEC on May 16, 2023.

Related person transaction policy

Our board of directors adopted a written related person transaction policy providing that transactions with our directors, officers and holders of five percent or more of our voting securities and their affiliates, each a related person, must be approved by our audit committee. This policy became effective on July 15, 2021. Pursuant to this policy, the audit committee has the primary responsibility for reviewing and approving or disapproving “related person transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed the lesser of (i) $120,000 and (ii) one percent of the average of the Company’s total assets at year end for the last two completed fiscal years, and in which a related person has or will have a direct or indirect material interest. For purposes of this policy, a related person is defined as a director, executive officer, nominee for director, or greater than five percent beneficial owner of our common stock, in each case since the beginning of the most recently completed year, and their immediate family members.

As appropriate for the circumstances, the audit committee will review and consider, among other things:

•	the related person’s interest in the related person transaction;

•	the approximate dollar amount involved in the related person transaction;

•	the approximate dollar amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;

•	whether the transaction was undertaken in the ordinary course of our business;

•	whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unrelated third party;

•	the business purpose for entering into a transaction with a related person versus an unrelated third party; and

•	any other material information regarding the transaction of the related person’s interest in the transaction.

Limitation of Liability and Indemnification of Officers and Directors

Our certificate of incorporation contains provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by Delaware law. Consequently, our directors will not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duties as directors, except liability for the following:

•	any breach of their duty of loyalty to our company or our stockholders;

•	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or

•	any transaction from which they derived an improper personal benefit.

Any amendment to, or repeal of, these provisions will not eliminate or reduce the effect of these provisions in respect of any act, omission or claim that occurred or arose prior to that amendment or repeal. If the Delaware General Corporation Law is amended to provide for further limitations on the personal liability of directors of corporations, then the personal liability of our directors will be further limited to the greatest extent permitted by the Delaware General Corporation Law.

In addition, our bylaws provide that we will indemnify, to the fullest extent permitted by law, any person who is or was a party or is threatened to be made a party to any action, suit or proceeding by reason of the fact that he or she is or was one of our directors or officers or is or was serving at our request as a director or officer of another corporation, partnership, joint venture, trust, or other enterprise. Our bylaws provide that we may indemnify to the fullest extent permitted by law any person who is or was a party or is threatened to be made a party to any action, suit, or proceeding by reason of the fact that he or she is or was one of our employees or agents or is or was serving at our request as an employee or agent of another corporation, partnership, joint venture, trust or other enterprise. Our bylaws also provide that we must advance expenses incurred by or on behalf of a director or officer in advance of the final disposition of any action or proceeding, subject to very limited exceptions.

We have entered into and in the future plan to enter into agreements to indemnify our directors and executive officers. These agreements, among other things, require us to indemnify these individuals for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts reasonably incurred by such person in any action or proceeding, including any action by or in our right, on account of any services undertaken by such person on behalf of our company or that person’s status as a member of our board of directors to the maximum extent allowed under Delaware law.

Item 14.	Principal Accountant Fees and Services.

TScan incurred the following fees from Deloitte for the audit of the consolidated financial statements and for other services provided during the years ended December 31, 2023 and 2022.

Fee Category	Fiscal Year 2022 ($)	Fiscal Year 2023 ($)
Audit Fees(1)	535,812	773,153
Audit-Related Fees	—	—
Tax Fees(2)	—	—
All Other Fees(3)	1,895	3,790

Total Fees	537,707	776,943

(1)

Audit fees consist of fees for the audit of our annual financial statements, the review of our interim financial statements included in our quarterly reports on Form 10-Q and fees related to our follow-on offering, including comfort letters and consents.

(2)	Tax fees consist of fees for tax compliance, advice and tax services. There were no tax fees in fiscal years 2022 and 2023.
(3)	All other fees disclosed in this table were related to the fees for access to technical accounting software resource provided by Deloitte.

Audit Committee Pre-Approval Policy and Procedures

Our audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by our audit committee, or the engagement is entered into pursuant to the pre-approval procedure described below.

From time to time, our audit committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such pre-approval details the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

During our 2022 and 2023 fiscal years, no services were provided to us by Deloitte other than in accordance with the pre-approval policies and procedures described above.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this Annual Report.

(1)

Financial Statements. See Index to the Consolidated Financial Statements, which appears on page F-1 of Original 10-K. The consolidated financial statements listed in the accompanying Index to the Consolidated Financial Statements are filed therewith in response to this Item.

(2)	Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the financial statements or notes included in this report.

(b)	The exhibits listed in Part IV, Item 15(b) of the Original 10-K and the exhibits listed below are filed with, or incorporated by reference into, this report.

31.3	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act

31.4	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TSCAN THERAPEUTICS, INC.

Date: April 10, 2024	By:	/s/ Gavin MacBeath
Gavin MacBeath, Ph.D.
Chief Executive Officer (Principal Executive Officer)