Form 10-Q
period 2024-03-31
TScan Therapeutics, Inc.
filed 2024-05-13
CIK 1783328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________to_____________________________________________________

Commission File Number:	001-40603

TSCAN THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	82-5282075
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
830 Winter Street, Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

(857) 399-9500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Voting Common Stock, $0.0001 par value per share	TCRX	The Nasdaq Global Market, LLC

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

As of May 9, 2024, the registrant had 48,586,217 shares of voting common stock, $0.0001 par value per share, and 4,276,588 shares of non-voting common stock, $0.0001 par value per share, outstanding.

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
•
liquidity and/or capital resources changes and the impact of any changes or limitations on factors such as (among others) the our ability to borrow funds and/or renew or roll over existing indebtedness as well as access to private capital sources and public capital markets;
•
financial market volatility and declines in financial market prices of equity securities;
•
inflation and rising interest rates and resulting impacts on financial market prices of debt and equity securities;

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

You should not rely upon forward-looking statements as predictions of future events. The forward-looking statements contained in this Quarterly Report are made as of the date of this Quarterly Report, and although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, advancements, discoveries, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. Except as required by law, we assume no obligation to update or revise any forward-looking statements for any reason even if new information becomes available in the future.

You should read this Quarterly Report and the documents that we have filed as an exhibit to this Quarterly Report with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

In addition, this Quarterly Report contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates, including data regarding the estimated size of such markets and the incidence of certain medical conditions. We obtained industry, market and similar data set forth in this Quarterly Report from our internal estimates and research, and from academic and industry research, publications, surveys and studies conducted by third parties, including governmental agencies. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable. Our estimates of the potential market opportunities for our product candidates include key assumptions based on our industry knowledge, industry publications and third-party research, surveys and studies, which may be based on a small sample size and fail to accurately reflect market opportunities. Information based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by us and third parties, industry, medical and general publications, government data and similar sources. This Quarterly Report contains summaries of certain provisions contained in some of the documents described herein, but reference is made to the actual documents for complete information. All of the summaries are qualified in their entirety by the actual documents.

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
•
We will need to obtain substantial additional funding to complete the development and any commercialization of our product candidates, if approved. If we are unable to raise this necessary capital when needed, we could be forced to delay, reduce or eliminate our product development programs, commercialization efforts or other operations.
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

General Risk Factors

•
Rising inflation rates may result in increased operating costs and reduced liquidity and affect our ability to access credit

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TScan Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$140,513	$133,359
Marketable securities	22,270	58,685
Prepaid expenses and other current assets	1,938	2,193
Total current assets	164,721	194,237
Property and equipment, net	7,201	7,742
Right-of-use assets	62,232	63,492
Restricted cash	5,031	5,031
Long-term deposit and other assets	1,647	1,647
Total assets	$240,832	$272,149
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,123	$2,374
Accrued expenses and other current liabilities	8,786	10,716
Operating lease liability, current portion	3,338	3,246
Deferred revenue, current portion	10,435	10,137
Current portion of long-term debt	6,797	3,347
Total current liabilities	31,479	29,820
Deferred revenue, net of current portion	4,758	5,622
Operating lease liability, net of current portion	58,179	59,140
Long-term debt and accrued interest	23,449	26,700
Total liabilities	117,865	121,282
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2024 and December 31, 2023	-	-
Voting common stock, $0.0001 par value; 300,000,000 shares authorized; 43,628,149 and 43,552,941 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	4	4
Non-voting common stock, $0.0001 par value; 10,000,000 shares authorized; 4,276,588 shares issued and outstanding at March 31, 2024 and December 31, 2023	1	1
Additional paid-in capital	400,701	398,459
Accumulated deficit	(277,739)	(247,597)
Total stockholders' equity	122,967	150,867
Total liabilities and stockholders' equity	$240,832	$272,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TScan Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue
Collaboration and license revenue	$566	$6,803
Operating expenses:
Research and development	24,857	21,779
General and administrative	7,082	7,767
Total operating expenses	31,939	29,546
Loss from operations	(31,373)	(22,743)
Other (expense) income:
Interest and other income, net	2,190	1,136
Interest expense	(959)	(956)
Total other income	1,231	180
Net loss	$(30,142)	$(22,563)
Net loss per share, basic and diluted	$(0.32)	$(0.93)
Weighted average common shares outstanding—basic and diluted	94,875,893	24,225,954

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TScan Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

					Additional		Total
	Common Stock		Non-voting Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2023	19,082,820	$2	5,143,134	$1	$257,810	$(158,379)	$99,434
Conversion of non-voting common stock to voting common stock	397,909	-	(397,909)	-	-	-	-
Stock-based compensation expense	-	-	-	-	1,147	-	1,147
Net loss	-	-	-	-	-	(22,563)	(22,563)
Balances at March 31, 2023	19,480,729	$2	4,745,225	$1	$258,957	$(180,942)	$78,018
Balances at January 1, 2024	43,552,941	$4	4,276,588	$1	$398,459	$(247,597)	$150,867
Exercise of stock options	75,208	-	-	-	258	-	258
Stock-based compensation expense	-	-	-	-	1,984	-	1,984
Net loss	-	-	-	-	-	(30,142)	(30,142)
Balances at March 31, 2024	43,628,149	$4	4,276,588	$1	$400,701	$(277,739)	$122,967

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TScan Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(30,142)	$(22,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,254	1,499
Accretion of marketable securities	(453)	-
Non-cash interest expense related to note payable	199	214
Stock-based compensation	1,984	1,147
Changes in current assets and liabilities:
Prepaid expenses and other assets	255	(1,180)
Right-of-use assets and lease liabilities, net	214	(62)
Accounts payable	(410)	495
Accrued expense and other liabilities	(1,602)	737
Deferred revenue	(566)	(3,874)
Net cash used in operating activities	(29,267)	(23,587)
Cash flows from investing activities:
Purchases of property and equipment	(705)	(838)
Purchases of marketable securities	(8,779)	-
Maturities of marketable securities	45,647	-
Net cash provided by (used in) investing activities	36,163	(838)
Cash flows from financing activities:
Proceeds from exercise of stock options	258	-
Net cash provided by financing activities	258	-
Net increase (decrease) in cash, cash equivalents and restricted cash	7,154	(24,425)
Cash, cash equivalents, and restricted cash - beginning of period	138,390	125,064
Cash, cash equivalents, and restricted cash - end of period	$145,544	$100,639
Summary of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:
Cash and cash equivalents	140,513	95,608
Restricted cash	5,031	5,031
Total cash, cash equivalents, and restricted cash	$145,544	$100,639
Supplemental disclosure of cash flow information:
Cash paid for interest	$758	$743
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment in accounts payable and accrued liabilities	$309	$24

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSCAN THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business

TScan Therapeutics, Inc. and its wholly-owned subsidiary, TScan Securities Corporation (the Company), is a biotechnology company that was incorporated in Delaware on April 17, 2018 and has a principal place of business in Waltham, Massachusetts. The Company is a biopharmaceutical company focused on developing a pipeline of TCR-T therapy candidates for the treatment of patients with cancer.

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP) and applicable rules and regulations of the Securities and Exchange Commission (the SEC) regarding interim financial reporting, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. Management believes that the interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of its operations and cash flows. The condensed consolidated financial statements include the accounts of TScan Therapeutics, Inc. and its subsidiary, TScan Securities Corporation. All intercompany balances and transactions have been eliminated in consolidation. The results for the three months ended March 31, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 6, 2024. In the opinion of the Company’s management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included.

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

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from sales of capital stock, payments received under its license and collaboration agreements and issuance of a debt facility to K2 HealthVentures LLC. Since its inception, the Company has incurred recurring losses, including net losses of $30.1 million and $22.6 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company had an accumulated deficit of $277.7 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash, cash equivalents and marketable securities as of March 31, 2024 will be sufficient to fund the Company’s operations for at least the next twelve months from the date of the issuance of these financial statements.

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

2. Summary of Significant Accounting Policies

The accounting policies of the Company are set forth in Note 2 to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, the accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies therein.

Recent Issued Accounting Pronouncements Not Yet Effective

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting - Improvements to Reportable Segment Disclosures.” The ASU requires disclosure of incremental segment information on an annual and interim basis and also requires companies with a single reportable segment to provide all disclosures required by this ASU and all existing segment disclosures in Accounting Standard Codification (“ASC”) 280, “Segment Reporting.” The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU updates income tax disclosure requirements primarily by requiring specific categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid by jurisdiction. This ASU is effective for annual periods beginning after December 15, 2024 and is applicable to the Company’s fiscal year beginning January 1, 2025, with early application permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

3. Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, the assets carried at fair value (in thousands):

	Fair value measurements at March 31, 2024 using
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$45,239	$-	$-	$45,239
Government securities	90,673	-	-	90,673
Marketable Securities:
Government securities	22,270	-	-	22,270
Total	$158,182	$-	$-	$158,182

	Fair value measurements at December 31, 2023 using
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$52,299	-	-	$52,299
Government securities	76,483	-	-	76,483
Marketable Securities:
Government securities	58,685	-	-	58,685
Total	$187,467	$-	$-	$187,467

Money market funds and government securities are valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. There were no transfers among Level 1, Level 2, or Level 3 categories in the periods presented.

Assets and Liabilities Not Carried at Fair Value

The Company's long-term debt is carried at amortized cost. The fair value of the long-term debt was estimated to be $49.8 million and $38.4 million at March 31, 2024 and December 31, 2023, respectively. Fair value was determined using a convertible bond model using a binomial lattice approach. We classified the long-term debt within level 3 of the fair value hierarchy because the fair value is derived using significant unobservable inputs, which include discount rates and volatility.

The carrying value of cash, accounts payable and accrued expenses that are reported on the condensed consolidated balance sheets approximate their fair value due to the short-term nature of these assets and liabilities.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Accrued research and development	$4,871	$3,537
Accrued employee compensation and benefits	2,230	5,478
Accrued consulting and professional services	1,108	1,026
Accrued legal services and license fee	321	250
Other	256	425
Total accrued expenses and other current liabilities	$8,786	$10,716

5. Stockholders' Equity

ATM Program

On May 16, 2023, the Company entered into a sales agreement (the Sales Agreement) with Wedbush Securities, Inc. (Wedbush), as sales agent, pursuant to which the Company could offer, issue and sell up to an aggregate amount of $75.0 million of shares of the Company's voting common stock, par value $0.0001 per share (Voting Common Stock), from time to time in “at-the-market” (ATM) offerings during the term of the Sales Agreement under a registration statement on Form S-3 (File No. 333-268260) filed with the SEC, which was declared effective on May 16, 2023. No Voting Common Stock has been sold under this Sales Agreement to date.

Equity Offering

On June 1, 2023, the Company completed an underwritten public offering and sale of (a) 23,287,134 shares of Voting Common Stock , at a price of $2.00 per share, and (b) pre-funded warrants (Pre-Funded Warrants) to purchase up to 47,010,526 shares of the Voting Common Stock, at a price of $1.9999 per warrant with an exercise price of $0.0001 per share. The Company received aggregate net proceeds of $134.7 million after deducting underwriting discounts, commissions and other offering expenses, with $42.4 million allocated to the Voting Common Stock and $92.3 million allocated to Pre-Funded Warrants.

The Pre-Funded Warrants are immediately exercisable subject to certain ownership limitations, have an exercise price of $0.0001 per share, may be exercised at any time and do not expire. The Pre-Funded Warrants were determined to be equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of common shares upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, the Pre-Funded Warrants do not provide any guarantee of value or return. As such, proceeds received from the issuance from the Pre-Funded Warrants were recorded as a component of stockholders’ equity within additional paid-in capital. As of March 31, 2024, no Pre-Funded Warrants have been exercised.

6. Collaboration and License Agreements

Novartis

In March 2020, the Company entered into a Collaboration and License Agreement (the Novartis Agreement) with Novartis Institutes For Biomedical Research, Inc. (Novartis) to collaborate on their research efforts to discover and develop novel TCR-T therapies. The Novartis Agreement concluded during the quarter ended March 31, 2023. The Company recognized $5.8 million of revenue associated with the Novartis Agreement during the three months ended March 31, 2023.

Amgen

On May 8, 2023, the Company entered into a Collaboration Agreement with Amgen Inc. (the Amgen Agreement) to identify antigens recognized by T cells in patients with Crohn’s disease in accordance with a research plan. Under the terms of the Agreement, Amgen will retain all global development and commercialization rights, as well as an option to expand the collaboration to include target discovery for ulcerative colitis, under certain pre-specified terms. The proceeds from the Amgen Agreements includes an upfront payment of $30 million, which was collected in July 2023. In addition, the Company is eligible to earn success-based milestone payments of over $500 million, based upon the achievement of certain clinical development and commercial milestones, as well as tiered single-digit royalty payments on net sales of products developed from the collaboration, subject to reductions set forth in the Amgen Agreement.

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

The Company looked to the promises in the arrangement to determine the method of recognition that best depicted the transfer of the services and the satisfaction of the combined performance obligations. The Company concluded that the performance of the research services over the expected research term was the predominant promise within the performance obligation. The Company will recognize the revenue associated with the performance obligation using an input method. The method of measuring progress towards delivery of the services incorporates actual internal and external costs incurred, relative to total internal and external costs expected to be incurred to satisfy the performance obligation. Changes in estimates of total internal and external costs expected to be incurred are recognized in the period of change as a cumulative catch-up adjustment. As costs are incurred, the Company will recognized revenue over time. At this time, it is estimated that the research term will be approximately three years.

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

The $30.0 million up-front payment was invoiced in June 2023 and was fully collected in July 2023. During the three months ended March 31, 2024, the Company recognized $0.6 million of revenue associated with the Amgen Agreement. As of March 31, 2024, the Company recorded $15.2 million of deferred revenue, of which $4.8 million is classified as long-term.

7. Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating lease agreements. There have been no material changes to the Company's leases during the period ended March 31, 2024.

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

The term loans mature on September 1, 2026 (the Maturity Date) and will be subject to interest-only payments for 24 months, which can be extended to 36 months upon achievement of certain financial and clinical milestones, following which the term loans will amortize in equal monthly installments until maturity. The Company has the ability to repay the loan at any time either in cash or in shares, subject to applicable premiums as specified in the Loan Agreement. The term loans will accrue interest at a per annum rate equal to the greater of (i) 8.75% and (ii) the sum of (A) the prime rate (as last quoted in The Wall Street Journal) and (B) 4.75%, subject to a cap of 9.90%. At March 31, 2024 the applicable interest rate is 9.90%.

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

The Company recorded $1.0 million in interest expense for the three months ended March 31, 2024 and 2023. The effective interest rate on the Loan Agreement, including the amortization of the debt discount and issuance costs, and accretion of the Exit Fee, was 12.82% at March 31, 2024.

Future principal debt payments of the convertible term loans funded as of March 31, 2024 are as follows (in thousands):

2024	$3,427
2025	14,588
2026	11,985
Total principal payments	30,000
Plus: Final payment fee	1,800
Less: unamortized debt discount and final fee	(1,554)
Total debt	30,246
Less: current portion of long-term debt	(6,797)
Long-term debt, net	$23,449

9. Net Loss Per Share

Net Loss Per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2024	2023
Numerator:
Net loss	$(30,142)	$(22,563)
Denominator:
Weighted-average common shares outstanding, basic and diluted	94,875,893	24,225,954
Net loss per share, basic and diluted	$(0.32)	$(0.93)

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

	March 31,
	2024	2023
Options to purchase common stock	12,499,831	5,144,308
Common stock issuable upon conversion of Loan Agreement	6,269,592	2,160,918
Total	18,769,423	7,305,226

10. Subsequent Events

On April 24, 2024, the Company completed an underwritten public offering resulting in the issuance and sale of (a) 4,958,068 shares of Voting Common Stock, including the partial exercise of the underwriters’ option to purchase 2,485,487 additional shares of Voting Common Stock, at the closing market price on April 16th of $7.13 per share, and (b) Pre-Funded Warrants to purchase up to 18,577,419 shares of the Voting Common Stock, at a price of $7.1299 per warrant with an exercise price of $0.0001 per share. The Company received aggregate net proceeds of approximately $161.4 million after deducting underwriting discounts, commissions and other estimated offering expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (Quarterly Report), and our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 6, 2024. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” and “Special Note Regarding Forward-Looking Statements” sections of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biopharmaceutical company focused on developing a robust pipeline of T cell receptor (TCR)-engineered T cell, or TCR-T, therapies for the treatment of patients with cancer. Our approach is based on the central premise that we can learn from patients who are winning their fight against cancer to treat those who are not. Over the past several years, we have built our ImmunoBank, a repository of therapeutic TCRs that recognize diverse targets and are associated with multiple human leukocyte antigen, or HLA, types. These TCRs are then used to manufacture enhanced TCR-T therapies to treat a broad population of patients with both heme and solid tumor malignancies. Every TCR in our ImmunoBank has come from our proprietary platform technologies, and we are continuing to expand our ImmunoBank. Using TargetScan, we analyze the T cells of cancer patients with exceptional responses to immunotherapy to discover how the immune system naturally recognizes and eliminates tumor cells in these patients. This allows us to precisely identify the targets of TCRs that are driving these exceptional responses. We then use these anti-cancer TCRs to treat patients by genetically engineering T cells to recognize and eliminate their cancer. In addition to discovering TCRs against novel targets, we are using our ReceptorScan technology to identify high affinity naturally occurring TCRs for known targets. Once we identify therapeutic candidates using these technologies, we aim to reduce the safety risk of clinical development by comprehensively screening these TCRs against the human proteome using SafetyScan to identify potential off-target interactions. We then eliminate any TCR-T therapy candidates that cross-react with proteins expressed at high levels in normal tissues.

We are advancing a robust pipeline of TCR-T therapy candidates for the treatment of patients with hematologic malignancies and solid tumors. Our lead product candidates, TSC-100 and TSC-101, are in development for the treatment of patients with hematologic malignancies to eliminate residual disease and prevent relapse following allogeneic hematopoietic cell transplantation (HCT). TSC-100 and TSC-101 target the antigens HA-1 and HA-2, respectively, which are well-recognized TCR targets that were first identified in patients with exceptional responses to HCT-associated immunotherapy. We have initiated a multi-arm Phase 1 "umbrella" clinical study of TSC-100 and TSC-101 with over ten clinical sites activated, and we plan to add more sites throughout the remainder of 2024.

In addition, we are developing multiple TCR-T therapy candidates for the treatment of solid tumors. One of the challenges of treating solid tumors is that they are heterogeneous - not every tumor cell expresses a given target and some tumor cells lose half their HLA genes. To address this challenge, we are developing what we refer to as multiplex TCR-T therapy - treating a patient with more than one TCR-T therapy candidate at a time. We are designing these multiplex therapies to be a simultaneous administration of up to three highly active TCR-T therapy candidates, selected from our ImmunoBank, that are customized for each patient based on which targets are expressed in their tumors and which HLA genes are still intact. We continue to prioritize expanding the ImmunoBank with TCRs for multiple targets and multiple HLA types for each target. We have now advanced six TCR-T therapy candidates into Phase 1 development for solid tumors: TSC-203-A0201 (PRAME, HLA-A*02:01); TSC-200-A0201 (HPV16, HLA-A*02:01); TSC-201-B0702 (MAGE-C2, HLA-B*07:02); TSC-204-A0201 (MAGE-A1, HLA-A*02:01); TSC-204-C0702 (MAGE-A1, HLA-C*07:02); and TSC-204-A0101 (MAGE-A1, HLA-A*01:01). In addition to clearing these six solid-tumor investigational new drug (IND) applications, the FDA has cleared our IND application for T-Plex, enabling us to treat patients with multiplex TCR-T therapy. We plan to further expand the ImmunoBank by filing IND applications for additional TCR-T therapy candidates.

Since our inception in 2018, we have devoted our efforts to raising capital, obtaining financing, filing, prosecuting and maintaining intellectual property rights, organizing and staffing our Company and incurring research and development costs related to the identification of novel targets for TCRs and development of TCR-T therapy candidates to target and eliminate cancer cells. We do not have any therapies approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from sales of capital stock, revenue received under our collaboration agreements, as well as a debt facility with K2HV.

We have incurred significant operating losses since our inception. We reported net losses of $30.1 million and $22.6 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $277.7 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect that our expenses and capital expenditure requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•
continue our research and development efforts to identify and develop product candidates and submit IND applications for such product candidates;
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

We believe that our existing cash, cash equivalents and marketable securities, along with the proceeds received from our underwritten public offering completed in April 2024, will enable us to fund our current operating plan into the fourth quarter of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. For additional information regarding our liquidity, see “Liquidity and Capital Resources” and “Risk factors—Risks related to our financial position and need for additional capital.”

Results of Operations

Three months ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Revenue
Collaboration and license revenue	$566	$6,803	$(6,237)
Operating expenses:
Research and development	24,857	21,779	3,078
General and administrative	7,082	7,767	(685)
Total operating expenses	31,939	29,546	2,393
Loss from operations	(31,373)	(22,743)	(8,630)
Other income:
Interest and other income, net	2,190	1,136	1,054
Interest expense	(959)	(956)	(3)
Total other income	1,231	180	1,051
Net loss	$(30,142)	$(22,563)	$(7,579)

Revenue

Revenue for the first quarter of 2024 was $0.6 million, compared to $6.8 million for the first quarter of 2023. The decrease was primarily due the timing of research activities performed pursuant to our collaboration agreements. Revenue for the first quarter of 2024 was related solely to our collaboration agreement with Amgen which commenced in May 2023. Revenue for the first quarter of 2023 was primarily related to our collaboration agreement with Novartis, which concluded in March 2023.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Personnel expenses	$7,706	$5,642	$2,064
Laboratory supplies, research materials and studies	7,276	8,608	(1,332)
Facility-related and other	4,966	5,548	(582)
Clinical studies	3,844	1,547	2,297
Stock-based compensation	1,065	434	631
Total research and development expenses	$24,857	$21,779	$3,078

Research and development expenses increased $3.1 million and was primarily attributable to a $2.3 million increase in clinical studies expense due to Phase 1 study enrollment for TSC-100 and TSC-101 and Phase 1 study start-up activities for the solid tumor clinical trial, as well as a $2.1 million increase in personnel expenses due to increased headcount in support of expanded research and development activities, offset by lower laboratory, research and facility costs of $1.9 million. Research and development expenses included non-cash stock compensation expense of $1.1 million and $0.4 million for the first quarter of 2024 and 2023, respectively.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Personnel expenses	$2,668	$3,273	$(605)
Facility-related and other	1,827	2,238	(411)
Legal and professional fees	1,668	1,543	125
Stock-based compensation	919	713	206
Total general and administrative expenses	$7,082	$7,767	$(685)

General and administrative expenses decreased by $0.7 million and was primarily due to a $0.6 million decrease in personnel expenses due primarily to the cessation of severance payments to certain former employees and a $0.4 million decrease in facility-related costs. General and administrative expenses included non-cash stock compensation expense of $0.9 million and $0.7 million for the first quarter of 2024 and 2023, respectively.

Other (Expense) Income

Other income has increased $1.1 million primarily due to an increase in interest income attributable to higher cash balances available for investment.

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

On June 1, 2023, we completed an underwritten public offering resulting in the issuance and sale of (a) 23,287,134 shares of Voting Common Stock, including the partial exercise of the underwriters' option to purchase 297,660 additional shares of Voting Common Stock, at a price of $2.00 per share, and (b) the Pre-Funded Warrants to purchase up to 47,010,526 shares of the Voting Common Stock, at a price of $1.9999 per warrant with an exercise price of $0.0001 per share. We received aggregate net proceeds from the offering of $134.7 million after deducting underwriting discounts, commissions and other offering expenses.

On April 24, 2024, we completed an underwritten public offering resulting in the issuance and sale of (a) 4,958,068 shares of Voting Common Stock, including the partial exercise of the underwriters’ option to purchase 2,485,487 additional shares of Voting Common Stock, at the closing market price on April 16th of $7.13 per share, and (b) Pre-Funded Warrants to purchase up to 18,577,419 shares of the Voting Common Stock, at a price of $7.1299 per warrant with an exercise price of $0.0001 per share. We received aggregate net proceeds of approximately $161.4 million after deducting underwriting discounts, commissions and other estimated offering expenses.

As of March 31, 2024, we had cash, cash equivalents and marketable securities of $162.8 million, excluding restricted cash of $5.0 million.

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

We believe that our existing cash, cash equivalents and marketable securities, along with the proceeds received from our underwritten public offering completed in April 2024, will enable us to fund our current operating plan into the fourth quarter of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Adequate funding may not be available to us on acceptable terms or at all. If we are unable to raise capital when needed, it could have a negative impact on our financial condition and our ability to pursue our business strategies. We may need to delay, reduce, or terminate some or all development programs and clinical trials. We may also be required to sell or license our rights to product candidates in certain territories or indications that we would otherwise prefer to develop and commercialize ourselves. If we are required to enter into collaborations and other arrangements to address our liquidity needs, we may have to give up certain rights that limit our ability to develop and commercialize our product candidates or may have other terms that are not favorable to us or our stockholders, which could materially and adversely affect our business and financial prospects. See Part II, Item 1A. “Risk Factors” of this Quarterly Report for additional risks associated with our substantial capital requirements.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Net cash used in operating activities	$(29,267)	$(23,587)	$(5,680)
Net cash provided by (used in) investing activities	36,163	(838)	37,001
Net cash provided by financing activities	258	-	258
Net increase (decrease) in cash, cash equivalents and restricted cash	$7,154	$(24,425)	$31,579

Operating Activities

During the three months ended March 31, 2024, net cash used in operating activities of $29.3 million was primarily driven by our net loss of $30.1 million, partially offset by non-cash charges of $3.0 million related to depreciation expense, accretion of marketable securities, stock-based compensation, and non-cash interest expense related to note payable. During the three months ended March 31, 2024, working capital changes resulted in a use of $2.1 million. The change in working capital was primarily driven by changes in accrued expenses related to research and development activities.

During the three months ended March 31, 2023, net cash used in operating activities of $23.6 million was primarily driven by our net loss of $22.6 million, partially offset by non-cash charges of $2.9 million related to depreciation expense, stock-based compensation, and non-cash interest expense related to note payable. During the three months ended March 31, 2023, working capital changes resulted in a use of $3.9 million. The change in working capital was primarily driven by changes in deferred revenue related to the completion of the Novartis Agreement.

Investing Activities

During the three months ended March 31, 2024, net cash provided by investing activities was $36.2 million, primarily related to the purchases and maturities of marketable securities, and the purchases of property and equipment.

During the three months ended March 31, 2023, net cash used in investing activities was $0.8 million, related to the purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2024, net cash provided by financing activities was $0.3 million, consisting of proceeds from the exercise of stock options.

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

There have been no material changes to our critical accounting policies and estimates from those disclosed in our financial statements and the related notes and other financial information included in our Annual Report on Form 10-K filed with the SEC on March 6, 2024. The Company has applied the Company’s revenue recognition policies to the Amgen Agreement as fully described in Note 6 to the interim condensed consolidated financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Principal Executive Officer and Principal Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

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

The risk factors denoted with a "*", if any, are newly added or have been materially updated from our Annual Report on Form 10-K for the year ended December 31, 2023.

RISK FACTORS

Risks Related to Our Business and Industry

We have incurred significant losses since inception, and we expect to incur losses over the next several years and may not be able to achieve or sustain revenues or profitability in the future.

Investment in biopharmaceutical product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We are still in the early stages of development of our product candidates and have only recently initiated clinical trials for certain of our product candidates. We have no products licensed for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We have financed our operations primarily through private placements of our preferred stock, our public offerings in 2021 and 2023, borrowings under a secured loan agreement in September 2022 and upfront payments under our existing or previous collaborations. In April 2024, we completed an underwritten public offering resulting in aggregate net proceeds of approximately $161.4 million after deducting underwriting discounts, commissions and other estimated offering expenses.

We have incurred significant net losses in each period since our inception in April 2018. For the three months ended March 31, 2024 and the years ended December 31, 2023 and 2022, we reported net losses of $30.1 million, $89.2 million, and $66.2 million, respectively. As of March 31, 2024, we had an accumulated deficit of $277.7 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

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

In addition, the success of our proprietary platform in discovering novel targets for TCR-T therapy candidates is dependent on us obtaining tumor samples from cancer patients who actively respond to cancer immunotherapies. If our ability to obtain a significant amount of such tumor samples in a timely manner is compromised due to unforeseen circumstances, we may not be successful in discovering novel targets and creating new product candidates based on such targets.

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

We have never generated any revenue from sales of our TCR-T therapy candidates and our ability to generate revenue from product sales and become profitable depends significantly on our success in a number of areas.

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
•
our ability and the ability of our third-party contractors to manufacture adequate clinical and commercial supplies of our product candidates or any future product candidates, remain in good standing with regulatory authorities and develop, validate and maintain commercially viable manufacturing processes that are compliant with current good manufacturing practice (cGMP);
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

We will need to obtain substantial additional funding to complete the development and any commercialization of our product candidates, if approved. If we are unable to raise this necessary capital when needed, we could be forced to delay, reduce or eliminate our product development programs, commercialization efforts or other operations.

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

As of March 31, 2024, we had $162.8 million in cash, cash equivalents and marketable securities. We believe that our existing cash, cash equivalents and marketable securities, along with the $161.4 million net proceeds received from our underwritten public offering completed in April 2024, will enable us to fund our current operating plan into the fourth quarter of 2026. Accordingly, our existing cash, cash equivalents and marketable securities will not be sufficient for us to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources. We may also need to raise additional funds sooner if we choose to pursue additional indications for our product candidates or otherwise expand more rapidly than we presently anticipate.

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

On September 9, 2022, we entered into the Loan Agreement (the Loan Agreement) with K2HV pursuant to which K2HV may provide us with convertible term loans in an aggregate principal amount of up to $60 million, of which $30 million was fully funded at the closing date in September 2022, $10 million will be funded in the second tranche upon the achievement of certain financial and clinical milestones and $20 million may be funded in the third tranche at K2HV’s discretion. Our obligations under the Loan Agreement are secured by a security interest in substantially all of our assets (other than intellectual property), subject to certain exceptions, and will be guaranteed by each of our future direct or indirect subsidiaries, subject to certain exceptions. In addition, during the term of the Loan Agreement, we must maintain minimum unrestricted cash and cash equivalents equal to 5.0 times the average cash burn measured over the trailing three-month period. The Loan Agreement contains customary representations and warranties, and also includes customary events of default, including payment default, breach of covenants, change of control, and material adverse effects. The Loan Agreement restricts certain activities, such as disposing of our business or certain assets, incurring additional debt or liens or making payments on other debt, making certain investments and declaring dividends, acquiring or merging with another entity, engaging in transactions with affiliates or encumbering intellectual property, among others. Upon the occurrence of an event of default, a default interest rate of an additional 5% per annum may be applied to the outstanding loan balances, and K2HV may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the Loan Agreement and under applicable law. Any declaration by K2HV of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay these outstanding obligations at the time any event of default occurs. Further, if we raise any additional capital through debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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
•
while no such side effects have been observed to date in any of our preclinical or clinical studies, educating medical personnel regarding the potential side effect profile related to our product candidates, such as the potential adverse side effects related to cytokine release syndrome, graft vs host disease (GvHD), neurotoxicity or autoimmune or rheumatologic disorders, which are the most common adverse side effects associated with engineered T cell therapies;
•
administering chemotherapy to patients in advance of administering our product candidates, which may increase the risk of adverse side effects;
•
sourcing clinical and, if licensed, commercial, supplies for the materials used to manufacture and process our product candidates;
•
manufacturing TCR-T therapies efficiently and consistently without the use of viral vectors using our T-Integrate technology;
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
•
using medicines to manage adverse side effects of chemotherapy and/or allogeneic stem cell transplantation, used prior to the administration of our product candidates, which may not adequately control the side effects and/or may have a detrimental impact on the potency of our product candidates;
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

While the COVID-19 pandemic has largely resolved, the lingering effects of the pandemic may continue to adversely affect our business operations, and the extent of the impact on our development and regulatory efforts and the future value of and market for our common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time.

We may rely on third parties to manufacture our clinical product supplies, and we may rely on third parties to produce and process our product candidates, if licensed.

We have established facilities to manufacture for our ongoing Phase 1 and planned Phase 2 clinical trials of our current product candidates. However, we rely on outside vendors to manufacture supplies for our manufacturing process, and we expect to rely on outside vendors to manufacture our product candidates for registration-enabling additional clinical trials as well as commercial sales.

We have not yet manufactured or processed any product candidates on a commercial scale and may not be able to do so. We plan to optimize the existing manufacturing process to support product commercialization. The process modifications we intend to introduce will require regulatory approval of our product candidates, which could delay the commercialization of the products. We cannot be sure that such changes in the process will result in therapies that are efficacious and viable for commercial sale. In addition, changes in the manufacturing process may result in the need to conduct additional bridging clinical trials to demonstrate product comparability.

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

There are currently no approved TCR-T immunotherapies for solid tumors. While we plan to develop product candidates for use in solid tumors, including the TSC-200 series, we cannot guarantee that our product candidates will show any functionality in the solid tumor microenvironment. The cellular environment in which solid tumor cells thrive is generally hostile to T cells due to factors such as the presence of immunosuppressive cells, humoral factors and limited access to nutrients. Our TCR-T-based product candidates may not be able to access the solid tumor, and even if they do, they may not be able to exert anti-tumor effects in a hostile solid tumor microenvironment. As a result, our product candidates may not demonstrate potency in solid tumors. If we are unable to make our product candidates function in solid tumors, our development plans and business may be significantly harmed.

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

Allogeneic HCT is a high-risk procedure that may result in complications or adverse events for patients in our clinical trials including those unrelated to the use of our products candidates.

Stem cell transplantation can cure patients across multiple diseases, but its use carries with it risks of toxicity, serious adverse events and death. Because many of our therapies are used to prepare or treat patients undergoing allogeneic HCT, patients in our clinical trials or patients that use any of our product candidates may be subject to many of the risks that are currently inherent to this procedure. In particular, stem cell transplant involves certain known potential post-procedure complications that may manifest several weeks or months after a transplant and which may be more common in certain patient populations. For example, autoimmune cytopenia is a known and severe frequent complication of the transplant procedure in certain patients, that can result in death. If these or other serious adverse events, undesirable side effects, or unexpected characteristics are identified during the development of any of our product candidates, we may need to limit, delay or abandon our further clinical development of those product candidates, even if such events, effects or characteristics were the result of stem cell transplant or related procedures generally, and not directly or specifically caused or exacerbated by our product candidates. All serious adverse events or unexpected side effects are continually monitored per the clinical trial’s approved protocol. If serious adverse events are determined to be directly or specifically caused or exacerbated by our hematology product candidates, we would follow the clinical trial protocol’s requirements, which call for our data safety monitoring committee to review all available clinical data in making a recommendation regarding the trial’s continuation.

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

In addition, one of our key goals is to develop treatments consisting of a combination of TCR-Ts, which we refer to as multiplex TCR-T therapy. Our plan is to assess the safety and preliminary efficacy of multiplex TCR-T therapy early in the clinical development of our product candidates (e.g., Phase 1). While the FDA has cleared our T-Plex IND application, which allows us to combine our product candidates with each other in a multiplex TCR-T therapy, we must still provide safety data for each individual product candidate or each variation or combination of a multiplex TCR-T therapy. Any such requirements could result in material delays in the development timelines of our multiplex TCR-T therapy candidates.

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

For example, there could be an increased risk of GvHD with our TCR-T therapy candidates in the post-HCT setting. GvHD is a common toxicity in patients undergoing allogeneic HCT, the focus of our hematologic malignancies program. GvHD occurs because donor T cells, which are part of the standard stem cell product, misrecognize antigens in the patient as foreign and attack tissues and organs that express those antigens. GvHD may be worsened by our TCR-T therapy candidates because they are derived from donor T cells. While the engineered T cells express a new TCR that is specific for the intended target antigen and is not expected to cause GvHD, those T cells may have low levels of endogenous TCR that have the potential to misrecognize patient antigens as foreign and worsen GvHD.

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

For autologous TCR-T therapy, our TCR-T therapy candidates are manufactured by using a vector to insert genetic information encoding the TCR construct into the patient’s own T cells. This manufacturing process is dependent on collecting a sufficient number of T cells from the patient at the clinical site. We may not be able to effectively treat some patients if an insufficient number of T cells were collected at the clinical site to enable our manufacturing process, which could adversely impact our ability to progress the clinical development of such product candidates and could also adversely impact the commercial viability of such product candidates.

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

Our product candidates may recognize and bind to a peptide unrelated to the target antigen to which it is designed to bind. If this peptide is expressed within normal tissues, our product candidates may target and kill the normal tissue in a patient, leading to serious and potentially fatal adverse effects. Detection of any cross-reactivity may halt or delay any ongoing clinical trials for any of our TCR-T therapy candidates and prevent or delay regulatory approval. Unknown cross-reactivity of the TCR-T binding domain to related proteins could also occur. We have also developed a preclinical screening process to identify cross-reactivity of T cell binders. Any cross-reactivity that impacts patient safety could materially impact our ability to advance our product candidates into clinical trials or to proceed to marketing approval and commercialization.

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

Cancer therapies are sometimes characterized as first line, second line, or third line, and the FDA often approves new therapies initially only for a particular line of use. When cancer is detected early enough, first-line therapy is sometimes adequate to cure the cancer or prolong life without a cure. Whenever initial therapy, usually chemotherapy, antibody drugs, tumor-targeted small molecules, hormone therapy, radiation therapy, surgery, or a combination of these, proves unsuccessful (refractory disease) or the cancer returns after a disease-free interval (relapsed disease), subsequent lines of therapy may be required to manage the disease and/or disease-related side-effects. We expect to initially seek approval for use of our hematology product candidates in patients with MDS or acute leukemias undergoing an allogeneic HCT. While HCT provides a potentially curable option for patients with intermediate and high-risk disease, disease relapse remains the main cause of treatment failure and constitutes a significant unmet medical need. For our solid tumor product candidates, we expect to initially seek approval in patients with a history of relapsed or refractory disease. For those product candidates that prove to be sufficiently safe and beneficial, if any, we would expect to seek approval in earlier lines of therapy, as appropriate, but there is no guarantee that our product candidates, would be licensed for an earlier line of therapy, and, prior to any such approvals, we may have to conduct additional clinical trials. Consequently, the potentially addressable patient population for our product candidates may be extremely limited or may not be amenable to treatment with our product candidates.

Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers in a position to receive a particular line or type of therapy and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations or market research, and may prove to be incorrect. Further, new therapies may change the estimated incidence or prevalence of the cancers that we are targeting. Consequently, even if our product candidates are approved, the number of patients that may be eligible for treatment with our product candidates may turn out to be much lower than expected.

Our product candidates rely on the use of protein binding domains, or binders, to target specific cancers, which we may develop, or which may be developed by third parties. We are limited in our ability to apply our product candidates to a wider range of potential target cancers by our ability to develop, partner for or acquire these binders on commercially reasonable terms.

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

Specifically, by genetically engineering T cell therapies, we face significant competition in the TCR space from many companies. For additional information regarding our competition, see “Item 1. Business – Competition” in our Annual Report on Form 10-K for the year ended December 31, 2023. Even if we obtain regulatory approval of our product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances. Moreover, the development and manufacturing costs associated with engineered T cell therapies may make it difficult to compete with alternative products that may be simpler and cheaper to develop and manufacture.

Our internal computer systems, or those used by our third-party CROs, our clinical sites, or other contractors or consultants, may fail or suffer security breaches or other unauthorized or improper access, which could result in a material disruption of the development programs of our product candidates.

Despite the implementation of security measures, our internal computer systems and those of our current and future CROs, our clinical sites, and other contractors and consultants are vulnerable to a variety of disruptions and data privacy and information security incidents, including data breaches, attacks by hackers and other malicious third parties (including the deployment of computer viruses, malware, ransomware, denial-of-service attacks, social engineering, and other events that affect service reliability and threaten the confidentiality, integrity, and availability of information), unauthorized access, natural disasters, fires, terrorism, war, telecommunications or electrical interruptions or failures, employee error or malfeasance or other malicious or inadvertent disruptions. For example, the ongoing conflict between Russia and Ukraine has led to an increase in cyberattacks on the Ukraine, including its government, companies, institutions and people, as well on the financial and communications infrastructure of other countries, companies and individuals therein. Additionally, the increased usage of computers operated on home networks may make our or our partners’ systems more susceptible to security breaches. While we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of data from completed or future preclinical studies and clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, to the extent we rely on third parties for the manufacture of our product candidates and to conduct clinical trials, similar events relating to their computer systems could also have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Risks Related to Government Regulation

The regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.

We have not previously submitted a BLA to the FDA or similar licensure applications to comparable foreign regulatory authorities. A BLA, or similar licensing application, must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety, purity, and potency for each desired indication and must also include significant information regarding the manufacturing controls for the product. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and licensure may not be obtained.

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

Any of these factors, some of which are beyond our control, may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations, and prospects. Of the large number of biological products in development, only a small percentage successfully complete the FDA or other regulatory approval processes and are commercialized. Even if we eventually complete clinical testing and receive licensure from the FDA or applicable foreign regulatory authorities for any of our product candidates, the FDA or the applicable foreign regulatory agency may grant licensure contingent on the performance of costly additional clinical trials which may be required after licensure. The FDA or the applicable foreign regulatory agency also may license our product candidates for a more limited indication or a narrower patient population than we originally requested, and the FDA, or applicable foreign regulatory agency, may not license our product candidates with the labeling that we believe is necessary or desirable for the successful commercialization of such product candidates.

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

The third-party payer or insurance coverage and reimbursement status of newly-approved products are uncertain. Our product candidates may become subject to unfavorable pricing regulations, third-party coverage and reimbursement practices, or healthcare reform initiatives, which would harm our business. Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drugs vary widely from country to country. In the U.S., recently enacted legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if any product candidates we may develop obtain marketing approval. For more information, please see “Item 1. Business – Government Regulation – Coverage and Reimbursement” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Our revenue prospects could be affected by changes in healthcare spending and policy in the U.S. and abroad. We operate in a highly regulated industry and new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could negatively impact our business, operations and financial condition. For more information, please see “Item 1. Business – Government Regulation – Healthcare Legislative Reform” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to: comply with the regulations of the FDA and other similar foreign regulatory authorities, provide true, complete and accurate information to the FDA and other similar foreign regulatory authorities, comply with manufacturing standards we have established, comply with healthcare fraud and abuse laws in the U.S. and similar foreign fraudulent misconduct laws or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the U.S., our potential exposure under such laws and regulations will increase significantly, and our costs associated with compliance with such laws and regulations are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. For more information, please see “Item 1. Business – Government Regulation – Anti-Kickback and False Claims Laws and Other Regulatory Matters” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Similar laws have been passed in numerous other states and a number of other states have proposed new privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. In addition, laws in all 50 U.S. states require businesses to provide notice to individuals if certain of their personal information has been disclosed as a result of a qualifying data breach. There are also states that are specifically regulating health information. For example, in Washington state a health privacy law went into effect March 31, 2024 that regulates the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric data specifically. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we may likely become subject, if enacted.

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

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product candidate in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues, if any, we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval. For more information, please see “Item 1. Business – Government Regulation – Coverage and Reimbursement” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Given the early stage of development of our product candidates, our patent portfolio is similarly at an early stage. In particular, we do not exclusively license any issued patents and many of the patent applications we own are provisional applications. If we do not obtain meaningful patent coverage for our product candidates, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment, competitors may be able to erode or negate any competitive advantage we may have, which would likely harm our business and ability to achieve profitability. To establish our proprietary position, we have filed provisional patent applications and corresponding Patent Cooperation Treaty (PCT), national, and regional applications related to our novel product candidates that are important to our business, and we have exclusively licensed a patent family from the Brigham and Women's Hospital, Inc. (BWH); we may in the future also license or purchase issued patents or pending patent applications filed by others. U.S. provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing of one or more of our related provisional patent applications. With regard to such U.S. provisional patent applications, if we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. While we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any such patent applications will result in the issuance of patents that provide us with any competitive advantage. If we are unable to secure or maintain patent protection with respect to our antibody technology and any proprietary products and technology we develop, our business, financial condition, results of operations, and prospects could be materially harmed.

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

Our manufacturing process needs to comply with FDA or other regulatory agency regulations relating to the quality and reliability of such processes. Any failure to comply with relevant regulations could result in delays in or termination of our clinical programs and suspension or withdrawal of any regulatory approvals.

In order to commercially produce our product candidates either at our own facility or at a third party’s facility, we will need to comply with the FDA’s or other regulatory agency’s cGMP regulations and guidelines, including cGTPs. We may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. We are subject to inspections by the FDA and comparable foreign regulatory authorities to confirm compliance with applicable regulatory requirements. Any failure to follow cGMP, cGTP or other regulatory requirements or delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our TCR-T therapy candidates as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our TCR-T therapy candidates, including leading to significant delays in the availability of our TCR-T therapy candidates for our clinical trials or the termination of or suspension of a clinical trial, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Significant non-compliance could also result in the imposition of sanctions, including warning or untitled letters, fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation and our business.

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

As of May 9, 2024, we had 161 full-time employees and 6 part-time employees. As our development and commercialization plans and strategies develop, and as we continue operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

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

As of May 9, 2024, our executive officers, directors, and entities affiliated with such persons beneficially owned, in the aggregate, approximately 30% of our outstanding voting stock and approximately 35% of our outstanding common stock. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders, oppose them. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you or other stockholders may feel are in your or their best interest as one of our stockholders. This concentration of ownership might also have the effect of delaying or preventing a change of control of our Company that other stockholders may view as beneficial.

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

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

During the three months ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

10.1#*	Employment Agreement, dated January 29, 2024, by and between the Registrant and Jason A. Amello.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TScan Therapeutics, Inc.

Date: May 13, 2024	By:	/s/ Gavin MacBeath
Gavin MacBeath
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2024	By:	/s/ Jason A. Amello
Jason A. Amello
Chief Financial Officer (Principal Financial and Accounting Officer)