Form 10-Q
period 2024-06-30
TScan Therapeutics, Inc.
filed 2024-08-12
CIK 1783328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________to_____________________________________________________

Commission File Number:	001-40603

TSCAN THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	82-5282075
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
830 Winter Street, Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

(857) 399-9500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Voting Common Stock, $0.0001 par value per share	TCRX	The Nasdaq Global Market, LLC

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

As of August 8, 2024, the registrant had 48,697,282 shares of voting common stock, $0.0001 par value per share, and 4,276,588 shares of non-voting common stock, $0.0001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by words such as “may,” “can,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “seek,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “possible” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

•
the beneficial characteristics, safety, efficacy, therapeutic effects and potential advantages of our T cell receptor (TCR)-engineered T cell (TCR-T) therapy candidates;
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
•
liquidity and/or capital resources changes and the impact of any changes or limitations on factors such as (among others) our ability to borrow funds and/or renew or roll over existing indebtedness as well as access to private capital sources and public capital markets;
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
•
the effects of global economic uncertainty and financial market volatility caused by political instability, changes in international trade relationships and conflicts, such as the ongoing conflicts between Russia and Ukraine, and Israel and Hamas, on any of the foregoing or other aspects of our business or operations; and
•
our anticipated use of our existing cash resources and our ability to obtain additional financing in the future.

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
•
The market opportunities for our product candidates may be relatively small in our heme program as they will be limited to those patients who are eligible for transplant and in our solid tumor program as they will be limited to those patients who are ineligible for or have failed prior treatments. In addition, our estimates of the prevalence of our target patient populations may be inaccurate.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TScan Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$242,159	$133,359
Marketable securities	55,517	58,685
Prepaid expenses and other current assets	1,854	2,193
Total current assets	299,530	194,237
Property and equipment, net	7,615	7,742
Right-of-use assets	60,949	63,492
Restricted cash	5,031	5,031
Long-term deposit and other assets	1,746	1,647
Total assets	$374,871	$272,149
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,110	$2,374
Accrued expenses and other current liabilities	10,808	10,716
Operating lease liability, current portion	3,614	3,246
Deferred revenue, current portion	10,704	10,137
Current portion of long-term debt	10,336	3,347
Total current liabilities	38,572	29,820
Deferred revenue, net of current portion	3,955	5,622
Operating lease liability, net of current portion	57,011	59,140
Long-term debt and accrued interest	20,112	26,700
Total liabilities	119,650	121,282
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2024 and December 31, 2023	-	-
Voting common stock, $0.0001 par value; 300,000,000 shares authorized; 48,656,158 and 43,552,941 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	5	4
Non-voting common stock, $0.0001 par value; 10,000,000 shares authorized; 4,276,588 shares issued and outstanding at June 30, 2024 and December 31, 2023	1	1
Additional paid-in capital	564,615	398,459
Accumulated deficit	(309,400)	(247,597)
Total stockholders' equity	255,221	150,867
Total liabilities and stockholders' equity	$374,871	$272,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TScan Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Collaboration and license revenue	$536	$3,148	$1,102	$9,951
Operating expenses:
Research and development	26,877	21,227	51,734	43,006
General and administrative	7,773	6,531	14,855	14,298
Total operating expenses	34,650	27,758	66,589	57,304
Loss from operations	(34,114)	(24,610)	(65,487)	(47,353)
Other (expense) income:
Interest and other income, net	3,405	1,534	5,595	2,670
Interest expense	(952)	(969)	(1,911)	(1,925)
Total other income	2,453	565	3,684	745
Net loss	$(31,661)	$(24,045)	$(61,803)	$(46,608)
Net loss per share, basic and diluted	$(0.28)	$(0.51)	$(0.59)	$(1.30)
Weighted average common shares outstanding—basic and diluted	113,425,357	47,208,664	104,150,625	35,717,309

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TScan Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

					Additional		Total
	Common Stock		Non-voting Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at March 31, 2023	19,480,729	$2	4,745,225	$1	$258,957	$(180,942)	$78,018
Exercise of stock options	305,678	-	-	-	682	-	682
Issuance of common stock, net of offering costs	23,287,134	2	-	-	42,412	-	42,414
Issuance of pre-funded warrants, net of offering costs	-	-	-	-	92,318	-	92,318
Conversion of non-voting common stock to voting common stock	468,637	-	(468,637)	-	-	-	-
Stock-based compensation expense	-	-	-	-	1,220	-	1,220
Net loss	-	-	-	-	-	(24,045)	(24,045)
Balances at June 30, 2023	43,542,178	$4	4,276,588	$1	$395,589	$(204,987)	$190,607
Balances at March 31, 2024	43,628,149	$4	4,276,588	$1	$400,701	$(277,739)	$122,967
Exercise of stock options	69,941	-	-	-	183	-	183
Issuance of common stock, net of offering costs	4,958,068	1	-	-	33,130	-	33,131
Issuance of pre-funded warrants, net of offering costs	-	-	-	-	128,272	-	128,272
Stock-based compensation expense	-	-	-	-	2,329	-	2,329
Net loss	-	-	-	-	-	(31,661)	(31,661)
Balances at June 30, 2024	48,656,158	$5	4,276,588	$1	$564,615	$(309,400)	$255,221

					Additional		Total
	Common Stock		Non-voting Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2023	19,082,820	$2	5,143,134	$1	$257,810	$(158,379)	$99,434
Exercise of stock options	305,678	-	-	-	682	-	682
Issuance of common stock, net of offering costs	23,287,134	2	-	-	42,412	-	42,414
Issuance of pre-funded warrants, net of offering costs	-	-	-	-	92,318	-	92,318
Conversion of non-voting common stock to voting common stock	866,546	-	(866,546)	-	-	-	-
Stock-based compensation expense	-	-	-	-	2,367	-	2,367
Net loss	-	-	-	-	-	(46,608)	(46,608)
Balances at June 30, 2023	43,542,178	$4	4,276,588	$1	$395,589	$(204,987)	$190,607
Balances at January 1, 2024	43,552,941	$4	4,276,588	$1	$398,459	$(247,597)	$150,867
Exercise of stock options	145,149	-	-	-	442	-	442
Issuance of common stock, net of offering costs	4,958,068	1	-	-	33,130	-	33,131
Issuance of pre-funded warrants, net of offering costs	-	-	-	-	128,272	-	128,272
Stock-based compensation expense	-	-	-	-	4,312	-	4,312
Net loss	-	-	-	-	-	(61,803)	(61,803)
Balances at June 30, 2024	48,656,158	$5	4,276,588	$1	$564,615	$(309,400)	$255,221

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TScan Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(61,803)	$(46,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,370	2,795
Accretion of marketable securities	(846)	-
Non-cash interest expense related to note payable	401	432
Stock-based compensation	4,312	2,367
Changes in current assets and liabilities:
Accounts receivable	-	(31,926)
Prepaid expenses and other assets	240	1,728
Right-of-use assets and lease liabilities, net	605	240
Accounts payable	(14)	862
Accrued expense and other liabilities	343	1,520
Deferred revenue	(1,100)	22,981
Net cash used in operating activities	(55,492)	(45,609)
Cash flows from investing activities:
Purchases of property and equipment	(1,567)	(1,258)
Purchases of marketable securities	(57,133)	-
Maturities of marketable securities	61,147	-
Net cash provided by (used in) investing activities	2,447	(1,258)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	33,131	42,600
Proceeds from issuance of pre-funded warrants, net of offering costs	128,272	92,394
Proceeds from exercise of stock options	442	682
Net cash provided by financing activities	161,845	135,676
Net increase (decrease) in cash, cash equivalents and restricted cash	108,800	88,809
Cash, cash equivalents, and restricted cash - beginning of period	138,390	125,064
Cash, cash equivalents, and restricted cash - end of period	$247,190	$213,873
Summary of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:
Cash and cash equivalents	242,159	208,842
Restricted cash	5,031	5,031
Total cash, cash equivalents, and restricted cash	$247,190	$213,873
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,510	$1,502
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment in accounts payable and accrued liabilities	$977	$87
Issuance costs included in accounts payable and accrued liabilities	-	262

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSCAN THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business

TScan Therapeutics, Inc. and its wholly-owned subsidiary, TScan Securities Corporation (the Company), is a biotechnology company that was incorporated in Delaware on April 17, 2018 and has a principal place of business in Waltham, Massachusetts. The Company is focused on developing a pipeline of TCR-T therapy candidates for the treatment of patients with cancer.

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (the SEC) regarding interim financial reporting, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Management believes that the interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of its operations and cash flows. The condensed consolidated financial statements include the accounts of TScan Therapeutics, Inc. and its subsidiary, TScan Securities Corporation. All intercompany balances and transactions have been eliminated in consolidation. The results for the three and six months ended June 30, 2024, are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 6, 2024. In the opinion of the Company’s management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included.

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

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from sales of capital stock, payments received under its license and collaboration agreements and issuance of a debt facility to K2 HealthVentures LLC (K2HV). Since its inception, the Company has incurred recurring losses, including net losses of $61.8 million and $46.6 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the Company had an accumulated deficit of $309.4 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash, cash equivalents and marketable securities as of June 30, 2024, will be sufficient to fund the Company’s operations for at least the next 12 months from the date of the issuance of these financial statements.

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

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU updates income tax disclosure requirements primarily by requiring specific categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid by jurisdiction. This ASU is effective for annual periods beginning after December 15, 2024, and is applicable to the Company’s fiscal year beginning January 1, 2025, with early application permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

3. Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, the assets carried at fair value (in thousands):

	Fair value measurements at June 30, 2024 using
	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Cash Equivalents:
Money market funds	$73,543	$-	$-	$73,543
Government securities	161,061	-	-	161,061
Marketable Securities:
Government securities	55,517	-	-	55,517
Total	$290,121	$-	$-	$290,121

	Fair value measurements at December 31, 2023 using
	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Cash Equivalents:
Money market funds	$52,299	$-	$-	$52,299
Government securities	76,483	-	-	76,483
Marketable Securities:
Government securities	58,685	-	-	58,685
Total	$187,467	$-	$-	$187,467

Money market funds and government securities are valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. There were no transfers among Level 1, Level 2, or Level 3 categories in the periods presented.

Assets and Liabilities Not Carried at Fair Value

The Company's long-term debt is carried at amortized cost. The fair value of the long-term debt was estimated to be $38.5 million and $38.4 million at June 30, 2024 and December 31, 2023, respectively. Fair value was determined using a convertible bond model using a binomial lattice approach. We classified the long-term debt within Level 3 of the fair value hierarchy because the fair value is derived using significant unobservable inputs, which include discount rates and volatility.

The carrying value of cash, accounts payable and accrued expenses that are reported on the condensed consolidated balance sheets approximate their fair value due to the short-term nature of these assets and liabilities.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accrued research and development	$5,465	$3,537
Accrued employee compensation and benefits	3,525	5,478
Accrued consulting and professional services	719	1,026
Accrued legal services and license fee	852	250
Other	247	425
Total accrued expenses and other current liabilities	$10,808	$10,716

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

Equity Offerings

On June 1, 2023, the Company completed an underwritten public offering resulting in the issuance and sale of (a) 23,287,134 shares of Voting Common Stock, at a price of $2.00 per share, and (b) pre-funded warrants (Pre-Funded Warrants) to purchase up to 47,010,526 shares of the Voting Common Stock, at a price of $1.9999 per warrant with an exercise price of $0.0001 per share. The Company received aggregate net proceeds of $134.7 million after deducting underwriting discounts, commissions and other offering expenses, with $42.4 million allocated to the Voting Common Stock and $92.3 million allocated to Pre-Funded Warrants.

On April 24, 2024, the Company completed an underwritten public offering resulting in the issuance and sale of (a) 4,958,068 shares of Voting Common Stock, including the partial exercise of the underwriters’ option to purchase 2,485,487 additional shares of Voting Common Stock, at the closing market price on April 16, 2024, of $7.13 per share, and (b) Pre-Funded Warrants to purchase up to 18,577,419 shares of the Voting Common Stock, at a price of $7.1299 per warrant with an exercise price of $0.0001 per share. The Company received aggregate net proceeds of approximately $161.4 million after deducting underwriting discounts, commissions and other offering expenses, with $33.1 million allocated to the Voting Common Stock and $128.3 million allocated to Pre-Funded Warrants.

The Pre-Funded Warrants are immediately exercisable subject to certain ownership limitations, have an exercise price of $0.0001 per share, may be exercised at any time and do not expire. The Pre-Funded Warrants were determined to be equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of common shares upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, the Pre-Funded Warrants do not provide any guarantee of value or return. As such, proceeds received from the issuance from the Pre-Funded Warrants were recorded as a component of stockholders’ equity within additional paid-in capital. As of June 30, 2024, no Pre-Funded Warrants have been exercised.

6. Collaboration and License Agreements

Novartis

In March 2020, the Company entered into a Collaboration and License Agreement (the Novartis Agreement) with Novartis Institutes For Biomedical Research, Inc. (Novartis) to collaborate on their research efforts to discover and develop novel TCR-T therapies. The Novartis Agreement concluded during the quarter ended March 31, 2023 during which, the Company recognized $5.8 million of revenue.

Amgen

On May 8, 2023, the Company entered into a Collaboration Agreement with Amgen Inc. (the Amgen Agreement) to identify antigens recognized by T cells in patients with Crohn’s disease in accordance with a research plan. Under the terms of the Agreement,

Amgen will retain all global development and commercialization rights, as well as an option to expand the collaboration to include target discovery for ulcerative colitis, under certain pre-specified terms. The proceeds from the Amgen Agreement include an upfront payment of $30 million, which was collected in July 2023. In addition, the Company is eligible to earn success-based milestone payments of over $500 million, based upon the achievement of certain clinical development and commercial milestones, as well as tiered single-digit royalty payments on net sales of products developed from the collaboration, subject to reductions set forth in the Amgen Agreement.

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

The Company looked to the promises in the arrangement to determine the method of recognition that best depicted the transfer of the services and the satisfaction of the combined performance obligations. The Company concluded that the performance of the research services over the expected research term was the predominant promise within the performance obligation. The Company will recognize the revenue associated with the performance obligation using an input method. The method of measuring progress towards delivery of the services incorporates actual internal and external costs incurred, relative to total internal and external costs expected to be incurred to satisfy the performance obligation. Changes in estimates of total internal and external costs expected to be incurred are recognized in the period of change as a cumulative catch-up adjustment. As costs are incurred, the Company will recognize revenue over time. At this time, it is estimated that the research term will be approximately three years.

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

The $30.0 million up-front payment was invoiced in June 2023 and was fully collected in July 2023. During the three and six months ended June 30, 2024 and 2023, the Company recognized $0.5 million, $1.1 million, $3.1 million, and $3.1 million, respectively, of revenue associated with the Amgen Agreement. As of June 30, 2024, the Company recorded $14.7 million of deferred revenue, of which $4.0 million is classified as long-term.

7. Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating lease agreements. There have been no material changes to the Company's leases during the period ended June 30, 2024.

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

8. Loan and Security Agreement

On September 9, 2022 (the Closing Date), the Company entered into a Loan and Security Agreement (the Loan Agreement) with K2HV, pursuant to which convertible term loans in an aggregate principal amount of up to $60 million is available to the Company in three tranches, subject to certain terms and conditions. The Company drew the first tranche of $30 million from K2HV on the Closing Date. The Company had the option to draw the second tranche of $10 million upon the achievement of certain financial and clinical milestones and an uncommitted third tranche of $20 million may be funded by joint agreement of the Company and K2HV. The Company's option to draw on the second tranche was not exercised and expired on June 1, 2024. On the Closing Date, the Company paid a facility fee of $0.4 million to K2HV and is subject to an additional 1% of the principal amount of any amount drawn on the third tranche.

The term loans mature on September 1, 2026 (the Maturity Date) and will be subject to interest-only payments for 24 months, which can be extended to 36 months upon achievement of certain financial and clinical milestones, following which the term loans will amortize in equal monthly installments until maturity. The Company has the ability to repay the loan at any time either in cash or in shares, subject to applicable premiums as specified in the Loan Agreement. The term loans will accrue interest at a per annum rate equal to the greater of (i) 8.75% and (ii) the sum of (A) the prime rate (as last quoted in The Wall Street Journal) and (B) 4.75%, subject to a cap of 9.90%. At June 30, 2024,the applicable interest rate is 9.90%.

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

The Company recorded $1.0 million, $1.9 million, $1.0 million, and $1.9 million in interest expense for the three and six months ended June 30, 2024 and 2023, respectively. The effective interest rate on the Loan Agreement, including the amortization of the debt discount and issuance costs, and accretion of the Exit Fee, was 12.82% at June 30, 2024.

Future principal debt payments of the convertible term loans funded as of June 30, 2024 are as follows (in thousands):

2024	$3,427
2025	14,588
2026	11,985
Total principal payments	30,000
Plus: Final payment fee	1,800
Less: unamortized debt discount and final fee	(1,352)
Total debt	30,448
Less: current portion of long-term debt	(10,336)
Long-term debt, net	$20,112

9. Net Loss Per Share

Net Loss Per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(31,661)	$(24,045)	$(61,803)	$(46,608)
Denominator:
Weighted-average common shares outstanding, basic and diluted	113,425,357	47,208,664	104,150,625	35,717,309
Net loss per share, basic and diluted	$(0.28)	$(0.51)	$(0.59)	$(1.30)

The 65,587,945 shares of the Company's common stock issuable upon exercise of the Pre-Funded Warrants described in Note 5 are included as outstanding common stock in the calculation of basic and diluted net loss per share.

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

	June 30,
	2024	2023
Options to purchase common stock	12,804,957	11,718,296
Common stock issuable upon conversion of Loan Agreement	6,269,592	4,829,957
Potential shares issuable under the ESPP	69,617	-
Total	19,144,166	16,548,253

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

Overview

We are a clinical-stage biotechnology company focused on developing a robust pipeline of T cell receptor (TCR)-engineered T cell, or TCR-T, therapies for the treatment of patients with cancer. Our approach is based on the central premise that we can learn from patients who are winning their fight against cancer to treat those who are not. Over the past several years, we have built our ImmunoBank, a repository of therapeutic TCRs that recognize diverse targets and are associated with multiple human leukocyte antigen, or HLA, types. These TCRs are then used to manufacture enhanced TCR-T therapies to treat a broad population of patients with both hematologic, or heme, and solid tumor malignancies. Every TCR in our ImmunoBank has come from our proprietary platform technologies, and we are continuing to expand our ImmunoBank. Using TargetScan, we analyze the T cells of cancer patients with exceptional responses to immunotherapy to discover how the immune system naturally recognizes and eliminates tumor cells in these patients. This allows us to precisely identify the targets of TCRs that are driving these exceptional responses. We then use these anti-cancer TCRs to treat patients by genetically engineering T cells to recognize and eliminate their cancer. In addition to discovering TCRs against novel targets, we are using our ReceptorScan technology to identify high affinity naturally occurring TCRs for known targets. Once we identify therapeutic candidates using these technologies, we aim to reduce the safety risk of clinical development by comprehensively screening these TCRs against the human proteome using SafetyScan to identify potential off-target interactions. We then eliminate any TCR-T therapy candidates that cross-react with proteins expressed at high levels in normal tissues.

We are advancing a robust pipeline of TCR-T therapy candidates for the treatment of patients with heme malignancies and solid tumors. Our lead product candidates, TSC-100 and TSC-101, are in development for the treatment of patients with heme malignancies to eliminate residual disease and prevent relapse following allogeneic hematopoietic cell transplantation (HCT). TSC-100 and TSC-101 target the antigens HA-1 and HA-2, respectively, which are well-recognized TCR targets that were first identified in patients with exceptional responses to HCT-associated immunotherapy. We have initiated a multi-arm Phase 1 "umbrella" clinical study of TSC-100 and TSC-101, the ALLOHATM Phase 1 heme trial, with over ten clinical sites activated, and we plan to add more sites throughout the remainder of 2024.

In addition, we are developing multiple TCR-T therapy candidates for the treatment of solid tumors. One of the challenges of treating solid tumors is that they are heterogeneous - not every tumor cell expresses a given target and some tumor cells lose half their HLA genes. To address this challenge, we are developing what we refer to as multiplex TCR-T therapy - treating a patient with more than one TCR-T therapy candidate at a time. We are designing these multiplex therapies to be a simultaneous administration of up to three highly active TCR-T therapy candidates, selected from our ImmunoBank, that are customized for each patient based on which targets are expressed in their tumors and which HLA genes are still intact. We continue to prioritize expanding the ImmunoBank with TCRs for multiple targets and multiple HLA types for each target. We have now advanced six TCR-T therapy candidates into Phase 1 development for solid tumors: TSC-203-A0201 (PRAME, HLA-A*02:01); TSC-200-A0201 (HPV16, HLA-A*02:01); TSC-201-B0702 (MAGE-C2, HLA-B*07:02); TSC-204-A0201 (MAGE-A1, HLA-A*02:01); TSC-204-C0702 (MAGE-A1, HLA-C*07:02); and TSC-204-A0101 (MAGE-A1, HLA-A*01:01). In addition to clearing these six solid-tumor investigational new drug (IND) applications, the U.S. Food and Drug Administration (FDA) has cleared our IND application for T-Plex, enabling us to treat patients with multiplex TCR-T therapy. We plan to further expand the ImmunoBank by filing IND applications for additional TCR-T therapy candidates.

Since our inception in 2018, we have devoted our efforts to raising capital, obtaining financing, filing, prosecuting and maintaining intellectual property rights, organizing and staffing our Company and incurring research and development costs related to the identification of novel targets for TCRs and development of TCR-T therapy candidates to target and eliminate cancer cells. We do not have any therapies approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from sales of capital stock, revenue received under our collaboration agreements, and a debt facility with K2 Health Venures LLC (K2HV).

We have incurred significant operating losses since our inception. We reported net losses of $61.8 million and $46.6 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $309.4 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect that our expenses and capital expenditure requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

We will not generate revenue from sales of our therapies unless and until we successfully complete clinical development and obtain regulatory approval for one or more of our product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our commercialization capability to support the sales, marketing and distribution of those therapies. Further, we expect to continue to incur costs associated with operating as a public company.

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

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our current operating plan into the fourth quarter of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. For additional information regarding our liquidity, see “Liquidity and Capital Resources” and “Risk Factors—Risks related to our financial position and need for additional capital.”

Results of Operations

Three months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	Change
Revenue
Collaboration and license revenue	$536	$3,148	$(2,612)
Operating expenses:
Research and development	26,877	21,227	5,650
General and administrative	7,773	6,531	1,242
Total operating expenses	34,650	27,758	6,892
Loss from operations	(34,114)	(24,610)	(9,504)
Other income:
Interest and other income, net	3,405	1,534	1,871
Interest expense	(952)	(969)	17
Total other income	2,453	565	1,888
Net loss	$(31,661)	$(24,045)	$(7,616)

Revenue

Revenue for the second quarter of 2024 was $0.5 million, compared to $3.1 million for the second quarter of 2023. The decrease was primarily due to the timing of research activities performed pursuant to our collaboration agreement with Amgen which commenced in May 2023.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	Change
Laboratory supplies, research materials and studies	$8,273	$7,612	$661
Personnel expenses	7,365	5,503	1,862
Clinical studies	5,138	2,517	2,621
Facility-related and other	4,865	5,012	(147)
Stock-based compensation	1,236	583	653
Total research and development expenses	$26,877	$21,227	$5,650

Research and development expenses increased $5.7 million and was primarily attributable to a $2.6 million increase in clinical studies expense driven by enrollment in the ALLOHA Phase 1 heme trial and start-up activities and Phase 1 study enrollment in the solid tumor clinical trial. There was also a $1.9 million increase in personnel expenses due to increased headcount in support of expanded research and development activities. Research and development expenses included non-cash stock compensation expense of $1.2 million and $0.6 million for the second quarter of 2024 and 2023, respectively.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	Change
Personnel expenses	$2,623	$1,918	$705
Legal and professional fees	2,062	2,020	42
Facility-related and other	1,995	1,957	38
Stock-based compensation	1,093	636	457
Total general and administrative expenses	$7,773	$6,531	$1,242

General and administrative expenses increased by $1.2 million and was primarily attributable to a $0.7 million increase in personnel expenses due to increased headcount. General and administrative expenses included non-cash stock compensation expense of $1.1 million and $0.6 million for the second quarter of 2024 and 2023, respectively.

Other (Expense) Income

Other income has increased $1.9 million primarily due to an increase in interest income attributable to higher cash balances available for investment.

Six months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Revenue
Collaboration and license revenue	$1,102	$9,951	$(8,849)
Operating expenses:
Research and development	51,734	43,006	8,728
General and administrative	14,855	14,298	557
Total operating expenses	66,589	57,304	9,285
Loss from operations	(65,487)	(47,353)	(18,134)
Other income:
Interest and other income, net	5,595	2,670	2,925
Interest expense	(1,911)	(1,925)	14
Total other income	3,684	745	2,939
Net loss	$(61,803)	$(46,608)	$(15,195)

Revenue

Revenue for the six months ended June 30, 2024 and 2023 was $1.1 million and $10.0 million, respectively. The decrease was primarily due to the timing of research activities performed pursuant to our collaboration agreements. Revenue for the 2024 period was related solely to our collaboration agreement with Amgen which commenced in May 2023. Revenue for the 2023 period was primarily driven by $5.8 million related to our collaboration agreement with Novartis, which concluded in March 2023, and $3.1 million related to our collaboration agreement with Amgen.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Laboratory supplies, research materials and studies	$15,550	$16,220	$(670)
Personnel expenses	15,072	11,145	3,927
Facility-related and other	9,831	10,560	(729)
Clinical studies	8,981	4,064	4,917
Stock-based compensation	2,300	1,017	1,283
Total research and development expenses	$51,734	$43,006	$8,728

Research and development expenses increased $8.7 million and was primarily attributable to a $4.9 million increase in clinical studies expense driven by enrollment in the ALLOHA Phase 1 heme trial and start-up activities and Phase 1 study enrollment in the solid tumor clinical trial. There was also a $3.9 million increase in personnel expenses due to increased headcount in support of expanded research and development activities. Research and development expenses included non-cash stock compensation expense of $2.3 million and $1.0 million for the six months ended June 30, 2024 and 2023, respectively.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Personnel expenses	$5,291	$5,191	$100
Facility-related and other	3,822	4,195	(373)
Legal and professional fees	3,730	3,563	167
Stock-based compensation	2,012	1,349	663
Total general and administrative expenses	$14,855	$14,298	$557

General and administrative expenses increased by $0.6 million and included non-cash stock compensation expense of $2.0 million and $1.3 million for the six months ended June 30, 2024 and 2023, respectively.

Other (Expense) Income

Other income has increased $2.9 million primarily due to an increase in interest income attributable to higher cash balances available for investment.

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

Pursuant to the Loan Agreement with K2HV (the Loan Agreement), K2HV may provide us with convertible term loans in an aggregate principal amount of up to $60 million, of which $30 million gross proceeds was provided on the closing date. We have the option to draw a third tranche subject to a joint agreement between us and K2HV. See “Notes to Condensed Consolidated Financial Statements” and “Risk Factors—Risks related to our financial position and need for additional capital” for additional details regarding the Loan Agreement.

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

On April 24, 2024, we completed an underwritten public offering resulting in the issuance and sale of (a) 4,958,068 shares of Voting Common Stock, including the partial exercise of the underwriters’ option to purchase 2,485,487 additional shares of Voting Common Stock, at the closing market price on April 16, 2024, of $7.13 per share, and (b) Pre-Funded Warrants to purchase up to 18,577,419 shares of the Voting Common Stock, at a price of $7.1299 per warrant with an exercise price of $0.0001 per share. We received aggregate net proceeds of approximately $161.4 million after deducting underwriting discounts, commissions and other estimated offering expenses.

As of June 30, 2024, we had cash, cash equivalents and marketable securities of $297.7 million, excluding restricted cash of $5.0 million.

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

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our current operating plan into the fourth quarter of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Net cash used in operating activities	$(55,492)	$(45,609)	$(9,883)
Net cash provided by (used in) investing activities	2,447	(1,258)	3,705
Net cash provided by financing activities	161,845	135,676	26,169
Net increase (decrease) in cash, cash equivalents and restricted cash	$108,800	$88,809	$19,991

Operating Activities

During the six months ended June 30, 2024, net cash used in operating activities of $55.5 million was primarily driven by our net loss of $61.8 million, partially offset by non-cash charges of $6.2 million related to depreciation expense, accretion of marketable securities, stock-based compensation, and non-cash interest expense related to note payable. During the six months ended June 30, 2024, working capital changes resulted in a source of $0.1 million.

During the six months ended June 30, 2023, net cash used in operating activities of $45.6 million was primarily driven by our net loss of $46.6 million, partially offset by non-cash charges of $5.6 million related to depreciation expense, stock-based compensation, and non-cash interest expense related to note payable. During the six months ended June 30, 2023, working capital changes resulted in a use of $4.6 million. The change in working capital was primarily driven by changes in accounts receivable and deferred revenue related to the completion of the Novartis Agreement and commencement of the Amgen Agreement.

Investing Activities

During the six months ended June 30, 2024, net cash provided by investing activities was $2.4 million, primarily related to the purchases and maturities of marketable securities, and the purchases of property and equipment.

During the six months ended June 30, 2023, net cash used in investing activities was $1.3 million, related to the purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2024, net cash provided by financing activities was $161.8 million, consisting of net proceeds of $161.4 million from our follow-on public offering in April 2024 and $0.4 million of proceeds from the exercise of stock options.

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

Emerging Growth Company and Smaller Reporting Company Status

The Jumpstart Our Business Startups Act of 2012 (JOBS Act) permits an “emerging growth company” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. The Company qualifies as an “emerging growth company” under the JOBS Act and has elected to “opt in” to the extended transition related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Principal Executive Officer and Principal Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in biotechnology product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We are still in the early stages of development of our product candidates and have only recently initiated clinical trials for certain of our product candidates. We have no products licensed for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We have financed our operations primarily through private placements of our preferred stock, our public offerings, borrowings under a secured loan agreement in September 2022 and upfront payments under our existing or previous collaborations.

We have incurred significant net losses in each period since our inception in April 2018. For the six months ended June 30, 2024 and the years ended December 31, 2023 and 2022, we reported net losses of $61.8 million, $89.2 million, and $66.2 million, respectively. As of June 30, 2024, we had an accumulated deficit of $309.4 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

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

Because of the numerous risks and uncertainties associated with biotechnology product research and development, we are unable to accurately predict the timing or amount of the increased expenses we will incur or when, if ever, we will be able to achieve profitability. Even if we succeed in commercializing one or more of our product candidates, we will continue to incur substantial research and development expenses and other expenditures to develop, seek regulatory approval for, and market additional product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

We are a clinical-stage biotechnology company with a limited operating history. We commenced operations in April 2018, and our operations to date have been limited to organizing and staffing our Company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies, entering into licenses and collaborations, establishing manufacturing for initial quantities of our product candidates, and establishing arrangements for component materials for such manufacturing. Although we have initiated clinical trials for certain of our product candidates, we have not yet demonstrated our ability to successfully conduct or complete any clinical trials, obtain marketing approvals, manufacture clinical or commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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
•
the willingness of physicians, operators of clinics and patients to utilize or adopt any of our product candidates or future product candidates to treat heme malignancies or solid tumors;
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

Since our inception, we have financed our operations through private placements of preferred stock, through our public offerings, upfront payments under our collaborations and through our debt financing facility. The development of biotechnology product candidates is capital intensive and we expect our expenses to increase substantially during the next few years. As our product candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our clinical, regulatory, quality and manufacturing capabilities. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to marketing, sales, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company.

As of June 30, 2024, we had $297.7 million in cash, cash equivalents and marketable securities. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our current operating plan into the fourth quarter of 2026. Accordingly, our existing cash, cash equivalents and marketable securities will not be sufficient for us to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources. We may also need to raise additional funds sooner if we choose to pursue additional indications for our product candidates or otherwise expand more rapidly than we presently anticipate.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC stated all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Although we are not a borrower or party to any such instruments with SVB, Signature or any other financial institution currently in receivership, if any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

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

On September 9, 2022, we entered into the Loan Agreement with K2HV pursuant to which K2HV may provide us with convertible term loans in an aggregate principal amount of up to $60 million, of which $30 million was fully funded at the closing date in September 2022. A second tranche of $10 million was not exercised and expired on June 1, 2024. $20 million may be funded in the third tranche at K2HV’s discretion. Our obligations under the Loan Agreement are secured by a security interest in substantially all of our assets (other than intellectual property), subject to certain exceptions, and will be guaranteed by each of our future direct or indirect subsidiaries, subject to certain exceptions. In addition, during the term of the Loan Agreement, we must maintain minimum unrestricted cash and cash equivalents equal to 5.0 times the average cash burn measured over the trailing three-month period. The Loan Agreement contains customary representations and warranties, and also includes customary events of default, including payment default, breach of covenants, change of control, and material adverse effects. The Loan Agreement restricts certain activities, such as disposing of our business or certain assets, incurring additional debt or liens or making payments on other debt, making certain investments and declaring dividends, acquiring or merging with another entity, engaging in transactions with affiliates or encumbering intellectual property, among others. Upon the occurrence of an event of default, a default interest rate of an additional 5% per annum may be applied to the outstanding loan balances, and K2HV may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the Loan Agreement and under applicable law. Any declaration by K2HV of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay these outstanding obligations at the time any event of default occurs. Further, if we raise any additional capital through debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Risks Related to the Development of Our Product Candidates

Our approach to the discovery and development of product candidates based on our proprietary platform represents a novel approach to cancer treatment, which creates significant challenges for us.

Our future success depends on the successful development of our product candidates, which target heme malignancies and solid tumors utilizing TCR-T therapies. Advancing our product candidates creates significant challenges for us, including:

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

Although we have recently expanded our existing cell manufacturing facility for Phase 1 and Phase 2 clinical trials, we have limited direct experience as a company in expanding or managing a manufacturing facility. In part because of this lack of experience, we cannot be certain that any further expansion of our existing manufacturing facility will be completed on time, if at all, or if the planned clinical trials will begin or be completed on time, if at all. In part because of our inexperience, we may have unacceptable or inconsistent product quality success rates and yields, and we may be unable to maintain adequate quality control, quality assurance and qualified personnel. In addition, if we switch from manufacturing in our own facility to manufacturing in a different facility (for example, at an external CMO) for one or more of our product candidates in the future or make changes to our manufacturing process, we may need to conduct additional preclinical studies to bridge our modified product candidates to earlier versions. Failure to successfully further expand our existing manufacturing facility could adversely affect our process and clinical development timelines, regulatory approvals, and the commercial viability of our product candidates.

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

The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through preclinical studies and clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety, potency and purity profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials due to lack of potency or efficacy, insufficient durability of potency or efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence preclinical studies and clinical trials are never approved as products.

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

The facilities used by us or any third-party contract manufacturers to manufacture and commercialize our product candidates must be approved by the FDA or other foreign regulatory authorities following inspections that will be conducted after we submit a biologics license application (BLA) to the FDA or other foreign regulatory authorities to support commercialization. If we engage third-party contract manufacturers, we may not control the manufacturing process of, and may be completely dependent on, such third-party contract manufacturing partners for compliance with cGMPs and any other regulatory requirements of the FDA or other regulatory authorities for the manufacture of our product candidates. We have limited control over the ability of any third-party contract manufacturers we engage to maintain adequate quality control, quality assurance and qualified personnel. Even with oversight, the third party may not be able to meet proper quality standards or its contractual obligations. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if licensed.

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

Stem cell transplantation can cure patients across multiple diseases, but its use carries with it risks of toxicity, serious adverse events and death. Because many therapies are used to prepare or treat patients undergoing allogeneic HCT, patients in our clinical trials or patients that use any of our product candidates may be subject to many of the risks that are currently inherent to this procedure. In particular, stem cell transplant involves certain known potential post-procedure complications that may manifest several weeks or months after a transplant and which may be more common in certain patient populations. For example, autoimmune cytopenia is a known and severe frequent complication of the transplant procedure in certain patients, that can result in death. If these or other serious adverse events, undesirable side effects, or unexpected characteristics are identified during the development of any of our product candidates, we may need to limit, delay or abandon our further clinical development of those product candidates, even if such events, effects or characteristics were the result of stem cell transplant or related procedures generally, and not directly or specifically caused or exacerbated by our product candidates. All serious adverse events or unexpected side effects are continually monitored per the clinical trial’s approved protocol. If serious adverse events are determined to be directly or specifically caused or exacerbated by our hematology product candidates, we would follow the clinical trial protocol’s requirements, which call for our data safety monitoring committee to review all available clinical data in making a recommendation regarding the trial’s continuation.

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

For example, there could be an increased risk of GvHD with our TCR-T therapy candidates in the post-HCT setting. GvHD is a common toxicity in patients undergoing allogeneic HCT, the focus of our heme malignancies program. GvHD occurs because donor T cells, which are part of the standard stem cell product, misrecognize antigens in the patient as foreign and attack tissues and organs that express those antigens. GvHD may be worsened by our TCR-T therapy candidates because they are derived from donor T cells. While the engineered T cells express a new TCR that is specific for the intended target antigen and is not expected to cause GvHD, those T cells may have low levels of endogenous TCR that have the potential to misrecognize patient antigens as foreign and worsen GvHD.

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

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their approved protocols depends on, among other things, our ability to enroll a sufficient number of patients who remain in the clinical trial until its conclusion. The enrollment of patients depends on many factors, including:

•
the patient eligibility criteria defined in the clinical trial protocol, particularly those who meet the requisite genetic criteria. For example, for our heme malignancies program, patients would have to be HLA-A*02:01 positive and positive for the minor antigen HA-1 or HA-2 to be eligible for treatment with TSC-100 or TSC-101, respectively;
•
for our heme malignancies program, the ability to find a donor who must be mismatched with the patient either for the HLA type or the minor antigen type to ensure that the engineered T cell therapy does not recognize donor-derived blood cells;
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

Research and development of biotechnology products is inherently risky. We may not be successful in our efforts to use and enhance our TScan technology discovery platform and TCR technologies to create a pipeline of product candidates and develop commercially successful products, or we may expend our limited resources on programs that do not yield a successful product candidate and fail to capitalize on product candidates or diseases that may be more profitable or for which there is a greater likelihood of success. If we fail to develop additional product candidates, our commercial opportunity will be limited.

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

Even if we are successful in continuing to build our pipeline, obtaining regulatory approvals and commercializing additional product candidates may require substantial additional funding and are prone to the risks of failure inherent in biotechnology product development.

Investment in biotechnology product development involves significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval, and become commercially viable. We cannot provide any assurance that we will be able to successfully advance any of these additional product candidates through the development process. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development or commercialization for many reasons, including the following:

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

The market opportunities for our product candidates may be relatively small in our heme program as they will be limited to those patients who are eligible for transplant and in our solid tumor program as they will be limited to those patients who are ineligible for or have failed prior treatments. In addition, our estimates of the prevalence of our target patient populations may be inaccurate.

Cancer therapies are sometimes characterized as first line, second line, or third line, and the FDA often approves new therapies initially only for a particular line of use. When cancer is detected early enough, first-line therapy is sometimes adequate to cure the cancer or prolong life without a cure. Whenever initial therapy, usually chemotherapy, antibody drugs, tumor-targeted small molecules, hormone therapy, radiation therapy, surgery, or a combination of these, proves unsuccessful (refractory disease) or the cancer returns after a disease-free interval (relapsed disease), subsequent lines of therapy may be required to manage the disease and/or disease-related side-effects. We expect to initially seek approval for use of our hematology product candidates in patients with myeloid dysplastic syndromes (MDS) or acute leukemias undergoing an allogeneic HCT. While HCT provides a potentially curable option for patients with intermediate and high-risk disease, disease relapse remains the main cause of treatment failure and constitutes a significant unmet medical need. For our solid tumor product candidates, we expect to initially seek approval in patients with a history of relapsed or refractory disease. For those product candidates that prove to be sufficiently safe and beneficial, if any, we would expect to seek approval in earlier lines of therapy, as appropriate, but there is no guarantee that our product candidates would be licensed for an earlier line of therapy, and, prior to any such approvals, we may have to conduct additional clinical trials. Consequently, the potentially addressable patient population for our product candidates may be extremely limited or may not be amenable to treatment with our product candidates.

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

In addition, although our product candidates differ in certain ways from other TCR-T therapy approaches, serious adverse events or deaths in other clinical trials involving engineered TCR, or other T cell products or with our use of licensed TCR-T therapy candidates, even if not ultimately attributable to our product candidates, could negatively impact our business. For example, in November 2023, the FDA announced that it would conduct an investigation into reports of T cell malignancies following BCMA-directed or CD19-directed autologous CAR-T cell immunotherapies following reports of T cell lymphoma in patients receiving these therapies. In January 2024, the FDA determined that new safety information related to T cell malignancies should be included in the boxed warning in the labeling for BCMA- and CD-19-directed genetically modified autologous T cell immunotherapies. While our TCR-T therapy candidates utilize a different mechanism of action, the FDA’s investigation into CAR-T therapies and other similar actions could result in increased government regulation, unfavorable public perception and publicity, potential impacts on enrollment in our clinical trials, potential regulatory delays in the testing, approval or licensing of our product candidates, stricter labeling requirements, or decreased demand for our product candidates.

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

The biotechnology industry is characterized by intense competition and rapid innovation. Our competitors may be able to develop other products or drugs that are able to achieve similar or better results. Our potential competitors include larger biotechnology and pharmaceutical companies with greater resources than us, academic institutions, governmental agencies, public and private research institutions and early stage or smaller companies. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff, experienced marketing and manufacturing organizations and well-established sales forces. Further, our competitors may have more financial resources, greater access to capital and diversified product offerings and revenue sources, which may give our competitors an advantage over us. In addition, many of these competitors are active in seeking patent protection and licensing arrangements in anticipation of collecting royalties for use of technology that they have developed. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized or less costly than our product candidates or may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products. We believe the key competitive factors that will affect the development and commercial success of our product candidates are safety, potency, purity, tolerability, reliability, convenience of use, price and reimbursement.

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

We currently rely on our internal manufacturing facility for clinical manufacturing, and any disruption to this facility could impact our ability to advance our clinical trials. We currently rely on third parties for the manufacture of our non-viral vector and other components of our manufacturing process, and we have engaged a global third-party manufacturer to initiate activities for the manufacture of products for pivotal trials and commercialization. These third-party manufacturers may incorporate their own proprietary processes into our components. We have limited control and oversight of a third party’s proprietary process, and a third party may elect to modify its process without our consent or knowledge. These modifications could negatively impact our manufacturing, including product loss or failure that requires additional manufacturing runs or a change in manufacturer, both of which could significantly increase the cost of and significantly delay the manufacture of our product candidates. In addition, we are currently reliant on a single manufacturer for our transposon and transposase components, and many of the critical raw materials and reagents used in the process are single or sole source. These third-party providers may not be able to provide adequate resources, capacity to meet our needs, timely delivery of material, or may change internal processes or specifications that adversely affect our process or product candidates.

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

We have expanded our existing manufacturing capacity to support our Phase 1 and Phase 2 clinical trials of our product candidates. We have limited experience as a company in setting up, building or managing a manufacturing facility or manufacturing suite, and may never be successful in managing our own manufacturing suite, manufacturing facility or manufacturing capability. We will need to hire additional personnel to manage our operations and facilities and develop the necessary infrastructure to continue the research and development, and eventual commercialization, if licensed, of our product candidates. If we fail to recruit the required personnel, manage our growth effectively, have inadequate facility design or construction, or fail to select the correct location, the development and production of our product candidates could be curtailed or delayed. Although we have established a manufacturing facility, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, design or construction flaws, labor shortages, supply disruptions, natural disasters, power failures and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

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

On August 3, 2017, Congress passed the FDA Reauthorization Act of 2017 (FDARA). FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The new legislation reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. Moreover, in the Consolidated Appropriations Act of 2021, Congress did not further change this interpretation when it clarified that the interpretation codified in FDARA would apply in cases where the FDA issued an orphan designation before the enactment of FDARA but where product approval came after the enactment of FDARA. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

A Regenerative Medicine Advanced Therapy (RMAT) designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval and we may be unable to obtain or maintain the benefits associated with such designation.

We have obtained and may seek an RMAT designation for some of our product candidates. In May 2024, we announced that the FDA granted RMAT designation for TSC-100 and TSC-101 for the treatment of patients with acute myeloid leukemia (AML), acute lymphoblastic leukemia (ALL), and MDS undergoing HCT with reduced intensity conditioning. An RMAT is defined as cell therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products, except for those regulated solely under Section 361 of the Public Health Service Act. The RMAT program is intended to facilitate efficient development and expedite review of RMATs which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and where preliminary clinical evidence indicates the product has the potential to address unmet medical needs for such disease or condition. A BLA for an RMAT may be eligible for priority review if it meets the criteria for priority review, or for accelerated approval based on surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or reliance upon data obtained from a meaningful number of sites. Benefits of RMAT designation include all the benefits of the Fast Track and Breakthrough Therapy designation programs, including early interactions with the FDA, which could include interactions with FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. An RMAT that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval.

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
•
under FDORA, sponsors of approved drugs and biologics must provide six months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a product, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed;
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

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. In addition, the U.S. Supreme Court's July 2024 decision to overturn established case law giving deference to regulatory agencies' interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which the FDA's regulations, policies, and decisions may become subject to increasing legal challenges, delays, and/or changes. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

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

There is also significant uncertainty related to the insurance coverage and reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. In the U.S., the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicaid and Medicare Services (CMS), an agency within the U.S. Department of Health and Human Services (HHS). CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. No uniform policy of coverage and reimbursement for products exists among third-party payors and coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours. Reimbursement agencies in Europe may be more conservative than CMS. For example, a number of cancer drugs have been approved for reimbursement in the U.S. and have not been approved for reimbursement in certain European countries. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale, and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products we may develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize product candidates, and our overall financial condition.

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

In addition to the protection afforded by any patent rights we may obtain, we seek to rely on trade secret protection, confidentiality agreements, and license agreements to protect our proprietary know-how, information, technology and other proprietary information that is not patentable, processes for which patents are difficult to enforce and any other elements of our product discovery and development processes that involve proprietary know-how, information, or technology that we have not sought to protect through patent applications. For example, significant elements of our product candidates, including aspects of sample preparation, methods of manufacturing, cell culturing conditions, computational-biological algorithms, and related processes and software, are based on unpatented trade secrets that are not publicly disclosed. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements generally provide that all confidential information concerning our business or financial affairs developed or made known to the individual or entity during the course of the party’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual, and which are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property. In addition, we take other appropriate precautions, such as physical and technological security measures, to guard against misappropriation of our proprietary technology by third parties. Despite these measures, we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the U.S. Courts outside the U.S. are sometimes less willing to protect trade secrets. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the U.S. and abroad. If we choose to go to court to stop a third party from using any of our trade secrets, we may incur substantial costs. These lawsuits may consume our time and other resources even if we are successful. If we are unable to prevent unauthorized disclosure of our material intellectual property to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results and financial condition. For more information, see “Risk Factors – Risks Related to Our Intellectual Property – We have limited foreign intellectual property rights and may not be able to protect our intellectual property rights throughout the world.”

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

As is the case with other biotechnology companies, our success is heavily dependent on intellectual property, particularly any patents that may issue from our pending patent applications. Changes in either the patent laws or in their interpretation in any jurisdiction that we seek patent protection may diminish our ability to protect our inventions, obtain, maintain and enforce our intellectual property and proprietary rights and, more generally, may affect the value of our intellectual property and proprietary rights. The U.S. continues to adapt to wide-ranging patent reform legislation that became effective starting in 2012. Moreover, various courts, including the U.S. Supreme Court, have rendered decisions that have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on decisions by Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we might obtain in the future. For example, in the case Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that certain claims to DNA molecules are not patentable. We cannot predict how future decisions by the courts, Congress or the USPTO may impact the value of our pending patent applications. Similarly, any adverse changes in the laws and regulations governing patents in other jurisdictions could have an adverse effect on our ability to obtain and effectively enforce our patent rights and have a material adverse effect on our business and financial condition.

We have limited foreign intellectual property rights and may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws in the U.S., and we may encounter difficulties in protecting and defending such rights in foreign jurisdictions. Consequently, we may not be able to prevent third parties from practicing our inventions in some or all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors or other third parties may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may also export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as in the U.S. These products may compete with our product candidates and our patent rights or other intellectual property rights may not be effective or sufficient to prevent them from competing. In addition, certain countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to other parties. Furthermore, many countries limit the enforceability of patents against other parties, including government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of any patents. Most of our patent portfolio is at a very early stage. We will need to decide whether, and in which jurisdictions, to pursue protection for the various inventions in our portfolio prior to applicable filing deadlines.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products and biotechnology, which could make it difficult for us to stop the infringement, misappropriation or other violation of our intellectual property rights, including any infringement of any patents we may obtain in the future in such countries, or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce any patent rights we may obtain in the future in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patent applications at risk of not issuing, any patents we obtain in the future at risk of being invalidated or interpreted narrowly and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to establish our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

We have engaged a global third-party manufacturer to initiate activities for the manufacture of products for pivotal trials and commercialization. In the future, we may rely on the use of manufacturing suites in third-party GMP facilities or third parties to manufacture our product candidates. Our business could be harmed if we are unable to use third-party manufacturing suites or if the third-party manufacturers fail to provide us with sufficient quantities of our product candidates or fail to do so at acceptable quality levels, prices, or timing.

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

Our product candidates require specialty materials, some of which are manufactured by small companies with limited resources and experience to support a commercial product. We do not have long-term contracts with several of these suppliers and may not be able to contract with them on acceptable terms or at all. In addition, a number of our suppliers normally support blood-based hospital businesses and generally do not have the capacity to support commercial products manufactured under cGMP by biotechnology firms or may divert their resources towards hospitals rather than us. Our suppliers may be ill-equipped to support our needs, especially in non-routine circumstances like an FDA inspection or medical crisis, such as widespread contamination. We may experience delays in receiving key materials to support clinical or commercial manufacturing. For example, in 2020, we experienced significant delays in receiving shipments of materials utilized in our cell expansion process as a result of the distributor prioritizing distribution of such products for medical use, rather than product candidate development, and, subsequently, increased demand following the easing of state and federal workplace restrictions.

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

We conduct our operations at our facility in Waltham, Massachusetts. This region is headquarters to many other biotechnology companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. Changes to U.S. immigration and work authorization laws and regulations, including those that restrain the flow of scientific and professional talent, can be significantly affected by political forces and levels of economic activity. Our business may be materially adversely affected if legislative or administrative changes to immigration or visa laws and regulations impair our hiring processes and goals or projects involving personnel who are not U.S. citizens.

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

As of August 8, 2024, we had 175 full-time employees and 13 part-time employees. As our development and commercialization plans and strategies develop, and as we continue operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

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

Our stock price has been, and is likely to continue to be, volatile. The stock market in general, and the market for smaller biotechnology companies in particular, have experienced extreme price volatility and volume fluctuations that have often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price they paid for their shares. The market price for our common stock may be influenced by many factors, including:

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

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many biotechnology companies. Stock prices of many biotechnology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.

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

As of August 8, 2024, our executive officers, directors, and entities affiliated with such persons beneficially owned, in the aggregate, approximately 29% of our outstanding voting stock and approximately 35% of our outstanding common stock. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders, oppose them. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you or other stockholders may feel are in your or their best interest as one of our stockholders. This concentration of ownership might also have the effect of delaying or preventing a change of control of our Company that other stockholders may view as beneficial.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with the Sarbanes-Oxley Act or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

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

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

During the six months ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 17, 2024).

10.1#*	Employment Agreement, dated April 4, 2024 by and between Registrant and Chrystal Louis.

10.2#

Amended and Restated TScan Therapeutics, Inc. 2021 Equity Incentive Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 14, 2024).

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

* Filed herewith.

** Furnished herewith.

# Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TScan Therapeutics, Inc.

Date: August 12, 2024	By:	/s/ Gavin MacBeath
Gavin MacBeath
Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2024	By:	/s/ Jason A. Amello
Jason A. Amello
Chief Financial Officer (Principal Financial and Accounting Officer)