Form 10-Q
period 2024-09-30
TScan Therapeutics, Inc.
filed 2024-11-12
CIK 1783328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________to_____________________________________________________

Commission File Number:	001-40603

TSCAN THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	82-5282075
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
830 Winter Street, Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

(857) 399-9500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Voting Common Stock, $0.0001 par value per share	TCRX	The Nasdaq Global Market, LLC

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

As of November 7, 2024, the registrant had 49,094,006 shares of voting common stock, $0.0001 par value per share, and 4,276,588 shares of non-voting common stock, $0.0001 par value per share, outstanding.

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
•
historical and future operating, financial and investment impacts of inflation, volatile interest rates and instability in financial and capital markets;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TScan Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$133,118	$133,359
Marketable securities	138,002	58,685
Prepaid expenses and other current assets	2,965	2,193
Total current assets	274,085	194,237
Property and equipment, net	7,461	7,742
Right-of-use assets	59,643	63,492
Restricted cash	5,031	5,031
Long-term deposit and other assets	1,807	1,647
Total assets	$348,027	$272,149
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,647	$2,374
Accrued expenses and other current liabilities	11,181	10,716
Operating lease liability, current portion	3,898	3,246
Deferred revenue, current portion	9,934	10,137
Current portion of long-term debt	-	3,347
Total current liabilities	28,660	29,820
Deferred revenue, net of current portion	3,676	5,622
Operating lease liability, net of current portion	55,811	59,140
Long-term debt and accrued interest	30,647	26,700
Other long-term liabilities	146	-
Total liabilities	118,940	121,282
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2024 and December 31, 2023	-	-
Voting common stock, $0.0001 par value; 300,000,000 shares authorized; 49,077,536 and 43,552,941 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	5	4
Non-voting common stock, $0.0001 par value; 10,000,000 shares authorized; 4,276,588 shares issued and outstanding at September 30, 2024 and December 31, 2023	1	1
Additional paid-in capital	568,368	398,459
Accumulated deficit	(339,287)	(247,597)
Total stockholders' equity	229,087	150,867
Total liabilities and stockholders' equity	$348,027	$272,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TScan Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Collaboration and license revenue	$1,049	$3,887	$2,151	$13,838
Operating expenses:
Research and development	26,262	22,741	77,996	65,747
General and administrative	7,409	5,894	22,264	20,192
Total operating expenses	33,671	28,635	100,260	85,939
Loss from operations	(32,622)	(24,748)	(98,109)	(72,101)
Other (expense) income:
Interest and other income, net	3,693	2,733	9,288	5,403
Interest expense	(958)	(982)	(2,869)	(2,907)
Total other income	2,735	1,751	6,419	2,496
Net loss	$(29,887)	$(22,997)	$(91,690)	$(69,605)
Net loss per share, basic and diluted	$(0.25)	$(0.24)	$(0.84)	$(1.25)
Weighted average common shares outstanding—basic and diluted	118,700,362	94,829,844	109,035,938	55,711,252

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TScan Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

					Additional		Total
	Common Stock		Non-voting Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at June 30, 2023	43,542,178	$4	4,276,588	$1	$395,589	$(204,987)	$190,607
Exercise of stock options	4,350	-	-	-	9	-	9
Stock-based compensation expense	-	-	-	-	1,342	-	1,342
Net loss	-	-	-	-	-	(22,997)	(22,997)
Balances at September 30, 2023	43,546,528	$4	4,276,588	$1	$396,940	$(227,984)	$168,961
Balances at June 30, 2024	48,656,158	$5	4,276,588	$1	$564,615	$(309,400)	$255,221
Exercise of stock options	421,378	-	-	-	1,230	-	1,230
Stock-based compensation expense	-	-	-	-	2,523	-	2,523
Net loss	-	-	-	-	-	(29,887)	(29,887)
Balances at September 30, 2024	49,077,536	$5	4,276,588	$1	$568,368	$(339,287)	$229,087

					Additional		Total
	Common Stock		Non-voting Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2023	19,082,820	$2	5,143,134	$1	$257,810	$(158,379)	$99,434
Exercise of stock options	310,028	-	-	-	692	-	692
Issuance of common stock, net of offering costs	23,287,134	2	-	-	42,412	-	42,414
Issuance of pre-funded warrants, net of offering costs	-	-	-	-	92,318	-	92,318
Conversion of non-voting common stock to voting common stock	866,546	-	(866,546)	-	-	-	-
Stock-based compensation expense	-	-	-	-	3,708	-	3,708
Net loss	-	-	-	-	-	(69,605)	(69,605)
Balances at September 30, 2023	43,546,528	$4	4,276,588	$1	$396,940	$(227,984)	$168,961
Balances at January 1, 2024	43,552,941	$4	4,276,588	$1	$398,459	$(247,597)	$150,867
Exercise of stock options	566,527	-	-	-	1,672	-	1,672
Issuance of common stock, net of offering costs	4,958,068	1	-	-	33,130	-	33,131
Issuance of pre-funded warrants, net of offering costs	-	-	-	-	128,272	-	128,272
Stock-based compensation expense	-	-	-	-	6,835	-	6,835
Net loss	-	-	-	-	-	(91,690)	(91,690)
Balances at September 30, 2024	49,077,536	$5	4,276,588	$1	$568,368	$(339,287)	$229,087

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TScan Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(91,690)	$(69,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,397	4,081
Accretion of marketable securities	(2,347)	(235)
Non-cash interest expense related to note payable	600	655
Stock-based compensation	6,835	3,708
Changes in current assets and liabilities:
Prepaid expenses and other assets	(932)	1,034
Right-of-use assets and lease liabilities, net	995	543
Accounts payable	1,011	589
Accrued expense and other liabilities	870	2,542
Deferred revenue	(2,149)	19,096
Net cash used in operating activities	(83,410)	(37,592)
Cash flows from investing activities:
Purchases of property and equipment	(2,937)	(2,677)
Purchases of marketable securities	(194,116)	(59,995)
Maturities of marketable securities	117,147	-
Net cash provided by (used in) investing activities	(79,906)	(62,672)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	33,131	42,414
Proceeds from issuance of pre-funded warrants, net of offering costs	128,272	92,318
Proceeds from exercise of stock options	1,672	692
Net cash provided by financing activities	163,075	135,424
Net increase (decrease) in cash, cash equivalents and restricted cash	(241)	35,160
Cash, cash equivalents, and restricted cash - beginning of period	138,390	125,064
Cash, cash equivalents, and restricted cash - end of period	$138,149	$160,224
Summary of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:
Cash and cash equivalents	133,118	155,193
Restricted cash	5,031	5,031
Total cash, cash equivalents, and restricted cash	$138,149	$160,224
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,269	$2,261
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment in accounts payable and accrued liabilities	$480	$343

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

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (the SEC) regarding interim financial reporting, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Management believes that the interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of its operations and cash flows. The condensed consolidated financial statements include the accounts of TScan Therapeutics, Inc. and its subsidiary, TScan Securities Corporation. All intercompany balances and transactions have been eliminated in consolidation. The results for the three and nine months ended September 30, 2024, are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 6, 2024. In the opinion of the Company’s management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included.

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

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from sales of capital stock, payments received under its license and collaboration agreements and issuance of a debt facility to K2 HealthVentures LLC (K2HV). Since its inception, the Company has incurred recurring losses, including net losses of $91.7 million and $69.6 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the Company had an accumulated deficit of $339.3 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash, cash equivalents and marketable securities as of September 30, 2024, will be sufficient to fund the Company’s operations for at least the next 12 months from the date of the issuance of these financial statements.

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

3. Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, the assets carried at fair value (in thousands):

	Fair value measurements at September 30, 2024 using
	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Cash Equivalents:
Money market funds	$96,150	$-	$-	$96,150
Government securities	27,989	-	-	27,989
Marketable Securities:
Government securities	138,002	-	-	138,002
Total	$262,141	$-	$-	$262,141

	Fair value measurements at December 31, 2023 using
	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Cash Equivalents:
Money market funds	$52,299	$-	$-	$52,299
Government securities	76,483	-	-	76,483
Marketable Securities:
Government securities	58,685	-	-	58,685
Total	$187,467	$-	$-	$187,467

Money market funds and government securities are valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. There were no transfers among Level 1, Level 2, or Level 3 categories in the periods presented.

Assets and Liabilities Not Carried at Fair Value

The Company's long-term debt is carried at amortized cost. The fair value of the long-term debt was estimated to be $33.0 million and $38.4 million at September 30, 2024 and December 31, 2023, respectively. Fair value was determined using a convertible bond model using a binomial lattice approach. We classified the long-term debt within Level 3 of the fair value hierarchy because the fair value is derived using significant unobservable inputs, which include discount rates and volatility.

The carrying value of cash, accounts payable and accrued expenses that are reported on the condensed consolidated balance sheets approximate their fair value due to the short-term nature of these assets and liabilities.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accrued research and development	$4,980	$3,537
Accrued employee compensation and benefits	4,798	5,478
Accrued consulting and professional services	896	1,026
Accrued legal services and license fee	259	250
Other	248	425
Total accrued expenses and other current liabilities	$11,181	$10,716

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

The Pre-Funded Warrants are immediately exercisable subject to certain ownership limitations, have an exercise price of $0.0001 per share, may be exercised at any time and do not expire. The Pre-Funded Warrants were determined to be equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of common shares upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, the Pre-Funded Warrants do not provide any guarantee of value or return. As such, proceeds received from the issuance from the Pre-Funded Warrants were recorded as a component of stockholders’ equity within additional paid-in capital. As of September 30, 2024, no Pre-Funded Warrants have been exercised.

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

The $30.0 million up-front payment was invoiced in June 2023 and was fully collected in July 2023. During the three and nine months ended September 30, 2024 and 2023, the Company recognized $1.0 million, $2.1 million, $3.9 million, and $7.0 million, respectively, of revenue associated with the Amgen Agreement. As of September 30, 2024, the Company recorded $13.6 million of deferred revenue, of which $3.7 million is classified as long-term.

7. Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating lease agreements. There have been no material changes to the Company's leases during the period ended September 30, 2024.

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

The term loans mature on September 1, 2026 (the Maturity Date) and were subject to interest-only payments for 24 months, which could be extended to 36 months upon achievement of certain financial and clinical milestones, following which the term loans will amortize in equal monthly installments until maturity. The Company has the ability to repay the loan at any time either in cash or in shares, subject to applicable premiums as specified in the Loan Agreement. The term loans will accrue interest at a per annum rate equal to the greater of (i) 8.75% and (ii) the sum of (A) the prime rate (as last quoted in The Wall Street Journal) and (B) 4.75%, subject to a cap of 9.90%. At September 30, 2024, the applicable interest rate is 9.90%.

On September 26, 2024, K2HV confirmed to the Company that the amortization commencement date would be October 1, 2025, thereby extending the interest-only period under the Loan Agreement for 12 months. This extension met the definition of an accounting debt modification in accordance with ASC 470-50 and was accounted for prospectively as a yield adjustment, with no resulting gain or loss recognized.

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

The Company recorded $1.0 million, $2.9 million, $1.0 million, and $2.9 million in interest expense for the three and nine months ended September 30, 2024 and 2023, respectively. The effective interest rate on the Loan Agreement, including the amortization of the debt discount and issuance costs, and accretion of the Exit Fee, was 12.57% at September 30, 2024.

Future principal debt payments of the convertible term loans funded as of September 30, 2024 are as follows (in thousands):

2025	$9,659
2026	20,341
Total principal payments	30,000
Plus: Final payment fee	1,800
Less: unamortized debt discount and final fee	(1,153)
Total debt	30,647

9. Net Loss Per Share

Net Loss Per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(29,887)	$(22,997)	$(91,690)	$(69,605)
Denominator:
Weighted-average common shares outstanding, basic and diluted	118,700,362	94,829,844	109,035,938	55,711,252
Net loss per share, basic and diluted	$(0.25)	$(0.24)	$(0.84)	$(1.25)

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

	September 30,
	2024	2023
Options to purchase common stock	12,426,235	10,518,779
Common stock issuable upon conversion of Loan Agreement	6,269,592	6,269,592
Potential shares issuable under the ESPP	89,128	-
Total	18,784,955	16,788,371

10. Subsequent Events

Effective October 28, 2024, the Company entered into a second amendment (the "Second Amendment") to its existing lease with PPF OFF 828-830 Winter Street LLC (the "Landlord"), dated August 13, 2019, as amended by the first amendment thereto dated November 8, 2023 (as amended the "Existing Lease"), with respect to 25,472 rentable square feet of space (the "Existing Premises") in certain premises located at 830 Winter Street, Waltham, Massachusetts.

Under the terms of the Second Amendment, the Company has agreed to lease approximately an additional 25,628 rentable square feet of space (the "Expansion Premises") in the premises located at 830 Winter Street, Waltham, Massachusetts to support its operations, for a term commencing in the fourth quarter 2024 to October 31, 2029, subject to any permitted renewal pursuant to the Existing Lease. The Company will be obligated to pay the Landlord an additional base rent for the Expansion Premises at the monthly rate of $163,378.50, commencing two months after the start of the term for the Expansion Premises, for the first 12-month period, $168,279.86 for the second 12-month period, $173,328.25 for the third 12-month period, $178,528.10 for the fourth 12-month period, and $183,883.94 for the final 12-month period, which may be prorated for any partial year, in addition to the base rent for the Existing Premises as set forth in the Existing Lease. Under the terms of the Second Amendment, the Landlord has agreed to provide to the Company a tenant improvement allowance of up to approximately $2,681,540.

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

We are advancing a robust pipeline of TCR-T therapy candidates for the treatment of patients with heme malignancies and solid tumors. Our lead product candidates, TSC-100 and TSC-101, are in development for the treatment of patients with heme malignancies to eliminate residual disease and prevent relapse following allogeneic hematopoietic cell transplantation (HCT). TSC-100 and TSC-101 target the antigens HA-1 and HA-2, respectively, which are well-recognized TCR targets that were first identified in patients with exceptional responses to HCT-associated immunotherapy. We have initiated a multi-arm Phase 1 "umbrella" clinical study of TSC-100 and TSC-101, the ALLOHATM Phase 1 heme trial, with over ten clinical sites activated, and we plan to add additional sites before the end of 2024.

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

We have incurred significant operating losses since our inception. We reported net losses of $91.7 million and $69.6 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $339.3 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect that our expenses and capital expenditure requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

Results of Operations

Three months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Revenue
Collaboration and license revenue	$1,049	$3,887	$(2,838)
Operating expenses:
Research and development	26,262	22,741	3,521
General and administrative	7,409	5,894	1,515
Total operating expenses	33,671	28,635	5,036
Loss from operations	(32,622)	(24,748)	(7,874)
Other income:
Interest and other income, net	3,693	2,733	960
Interest expense	(958)	(982)	24
Total other income	2,735	1,751	984
Net loss	$(29,887)	$(22,997)	$(6,890)

Revenue

Revenue for the third quarter of 2024 was $1.0 million, compared to $3.9 million for the third quarter of 2023. The decrease was primarily due to the timing of research activities performed pursuant to our collaboration agreement with Amgen which commenced in May 2023.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Personnel expenses	$7,851	$6,073	$1,778
Laboratory supplies, research materials and studies	7,277	7,749	(472)
Facility-related and other	5,097	5,092	5
Clinical studies	4,812	2,899	1,913
Stock-based compensation	1,225	928	297
Total research and development expenses	$26,262	$22,741	$3,521

Research and development expenses increased $3.5 million and was primarily attributable to a $1.9 million increase in clinical studies expense driven by enrollment in the ALLOHA Phase 1 heme clinical trial as well as start-up activities and enrollment in the Phase 1 solid tumor clinical trial. Personnel expenses increased $1.8 million due to additional headcount in support of expanded research and development activities, partially offset by a $0.5 million decrease in laboratory supplies, research materials and studies. Research and development expenses included non-cash stock compensation expense of $1.2 million and $0.9 million for the third quarter of 2024 and 2023, respectively.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Personnel expenses	$2,663	$1,807	$856
Legal and professional fees	1,762	1,841	(79)
Facility-related and other	1,686	1,832	(146)
Stock-based compensation	1,298	414	884
Total general and administrative expenses	$7,409	$5,894	$1,515

General and administrative expenses increased by $1.5 million and was primarily attributable to a $0.9 million increase in personnel expenses due to additional headcount. General and administrative expenses included non-cash stock compensation expense of $1.3 million and $0.4 million for the third quarter of 2024 and 2023, respectively.

Other (Expense) Income

Other income has increased $1.0 million primarily due to an increase in interest income attributable to higher cash balances available for investment.

Nine months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Revenue
Collaboration and license revenue	$2,151	$13,838	$(11,687)
Operating expenses:
Research and development	77,996	65,747	12,249
General and administrative	22,264	20,192	2,072
Total operating expenses	100,260	85,939	14,321
Loss from operations	(98,109)	(72,101)	(26,008)
Other income:
Interest and other income, net	9,288	5,403	3,885
Interest expense	(2,869)	(2,907)	38
Total other income	6,419	2,496	3,923
Net loss	$(91,690)	$(69,605)	$(22,085)

Revenue

Revenue for the nine months ended September 30, 2024 and 2023 was $2.2 million and $13.8 million, respectively. The decrease was primarily due to the timing of research activities performed pursuant to our collaboration agreements. Revenue for the 2024 period was related solely to our collaboration agreement with Amgen which commenced in May 2023. Revenue for the 2023 period was primarily driven by $7.0 million related to our collaboration agreement with Amgen, and $5.8 million related to our collaboration agreement with Novartis, which concluded in March 2023.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Personnel expenses	$22,923	$17,218	$5,705
Laboratory supplies, research materials and studies	22,826	23,968	(1,142)
Facility-related and other	14,929	15,652	(723)
Clinical studies	13,793	6,963	6,830
Stock-based compensation	3,525	1,946	1,579
Total research and development expenses	$77,996	$65,747	$12,249

Research and development expenses increased $12.2 million and was primarily attributable to a $6.8 million increase in clinical studies expense driven by enrollment in the ALLOHA Phase 1 heme clinical trial as well as start-up activities and enrollment in the Phase 1 solid tumor clinical trial. There was also a $5.7 million increase in personnel expenses due to additional headcount in support of expanded research and development activities, a $1.1 million decrease in laboratory supplies, research materials and studies due to timing of license fees, and a $0.7 million decrease in facility-related expenses. Research and development expenses included non-cash stock compensation expense of $3.5 million and $1.9 million for the nine months ended September 30, 2024 and 2023, respectively.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Personnel expenses	$7,954	$6,998	$956
Facility-related and other	5,508	6,027	(519)
Legal and professional fees	5,492	5,404	88
Stock-based compensation	3,310	1,763	1,547
Total general and administrative expenses	$22,264	$20,192	$2,072

General and administrative expenses increased by $2.1 million and was primarily attributable to a $1.0 million increase in personnel expenses due to additional headcount. General and administrative expenses included non-cash stock compensation expense of $3.3 million and $1.8 million for the nine months ended September 30, 2024 and 2023, respectively.

Other (Expense) Income

Other income has increased $3.9 million primarily due to an increase in interest income attributable to higher cash balances available for investment.

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

As of September 30, 2024, we had cash, cash equivalents and marketable securities of $271.1 million, excluding restricted cash of $5.0 million.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Net cash used in operating activities	$(83,410)	$(37,592)	$(45,818)
Net cash provided by (used in) investing activities	(79,906)	(62,672)	(17,234)
Net cash provided by financing activities	163,075	135,424	27,651
Net increase (decrease) in cash, cash equivalents and restricted cash	$(241)	$35,160	$(35,401)

Operating Activities

During the nine months ended September 30, 2024, net cash used in operating activities of $83.4 million was primarily driven by our net loss of $91.7 million, partially offset by non-cash charges of $8.5 million related to depreciation expense, accretion of marketable securities, stock-based compensation, and non-cash interest expense related to note payable. During the nine months ended September 30, 2024, working capital changes resulted in a use of $0.2 million.

During the nine months ended September 30, 2023, net cash used in operating activities of $37.6 million was primarily driven by our net loss of $69.6 million, partially offset by non-cash charges of $8.2 million related to depreciation expense, accretion of marketable securities, stock-based compensation, and non-cash interest expense related to note payable. During the nine months ended September 30, 2023, working capital changes resulted in a source of $23.8 million. The change in working capital was primarily driven by changes in accounts receivable and deferred revenue related to the completion of the Novartis Agreement and commencement of the Amgen Agreement.

Investing Activities

During the nine months ended September 30, 2024, net cash used in investing activities was $79.9 million, primarily related to the purchases and maturities of marketable securities, and the purchases of property and equipment.

During the nine months ended September 30, 2023, net cash used in investing activities was $62.7 million, primarily related to the purchases of marketable securities, and the purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2024, net cash provided by financing activities was $163.1 million, consisting of net proceeds of $161.4 million from our follow-on public offering in April 2024 and $1.7 million of proceeds from the exercise of stock options.

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

We are also a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30, or (ii) our annual revenues exceed $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a "smaller reporting company", as defined in Item 10(f)(1) of Regulation S-K, and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Principal Executive Officer and Principal Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses in each period since our inception in April 2018. For the nine months ended September 30, 2024 and the years ended December 31, 2023 and 2022, we reported net losses of $91.7 million, $89.2 million, and $66.2 million, respectively. As of September 30, 2024, we had an accumulated deficit of $339.3 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

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

As of September 30, 2024, we had $271.1 million in cash, cash equivalents and marketable securities. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our current operating plan into the fourth quarter of 2026. Accordingly, our existing cash, cash equivalents and marketable securities will not be sufficient for us to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources. We may also need to raise additional funds sooner if we choose to pursue additional indications for our product candidates or otherwise expand more rapidly than we presently anticipate.

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

We are currently advancing multiple TCRs for solid tumor targets and we expect to submit an IND application for an additional TCR in our solid tumor program in 2024. However, we may not be able to file such IND application on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND application will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing IND applications.

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

We believe that an important factor in our competitive position is our screening technology platform to identify future product candidates and therapeutic targets. Our screening platform is based in part on technology processes that are (or will be) publicly disclosed in patent applications owned by or licensed to us. Even if these patents issue from these patent applications and provide broad protection, it may be difficult or impossible to detect whether a competitor is practicing the proprietary methods claimed in such patent applications in order to discover their own product candidates and therapeutic targets. In such case, any patents that may issue from patent applications owned by or licensed to us would not provide us protection to prevent such activity. Additionally, a competitor may also practice such methods in a jurisdiction where we have no relevant patent protection. Our competitive position could be weakened by competitors or other third parties practicing the methods claimed in these patent applications in a manner we do not detect or in jurisdictions in which we or our licensors do not obtain any relevant patent protection.

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

Currently, our patent applications are directed to our TCR-T therapy candidates and accompanying technologies. We seek or plan to seek patent protection for our proprietary platform and product candidates by filing and prosecuting patent applications in the U.S. and other countries as appropriate. Our patent portfolio also includes patent families exclusively licensed from BWH, which include issued and pending U.S. and foreign non-provisional patent applications. Any patents that may issue from any non-provisional patent applications claiming priority to these provisional patent applications would be expected to expire on various dates from 2038 through 2043, in each case without taking into account any possible patent term adjustments or extensions.

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

As of November 7, 2024, we had 188 full-time employees and 11 part-time employees. As our development and commercialization plans and strategies develop, and as we continue operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

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

As of November 7, 2024, our executive officers, directors, and entities affiliated with such persons beneficially owned, in the aggregate, approximately 29% of our outstanding voting stock and approximately 34% of our outstanding common stock. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders, oppose them. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you or other stockholders may feel are in your or their best interest as one of our stockholders. This concentration of ownership might also have the effect of delaying or preventing a change of control of our Company that other stockholders may view as beneficial.

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

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

The following table discloses any officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) or director who adopted a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended September 30, 2024:

Name and Title	Type of Trading Arrangement	Action Taken (Date of Action)	Duration or End Date	Aggregate Number of Securities to be Sold	Description of Trading Arrangement
Gavin MacBeath Chief Executive Officer and Director	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5- 1(c)	Adoption (September 26, 2024)	December 31, 2026	950,000	Exercises of vested stock options and sales of shares of the Company's common stock pursuant to the terms of the trading plan
Zoran Zdraveski Chief Legal and Strategy Officer	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5- 1(c)	Adoption (September 26, 2024)	December 31, 2025	404,350	Exercises of vested stock options and sales of shares of the Company's common stock pursuant to the terms of the trading plan
Jason Amello Chief Financial Officer	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5- 1(c)	Adoption (September 26, 2024)	December 31, 2026	339,958	Exercises of vested stock options and sales of shares of the Company's common stock pursuant to the terms of the trading plan

Other than as disclosed above, no other officer or director adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended September 30, 2024.

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

TScan Therapeutics, Inc.

Date: November 12, 2024	By:	/s/ Gavin MacBeath
Gavin MacBeath
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Jason A. Amello
Jason A. Amello
Chief Financial Officer (Principal Financial and Accounting Officer)