Form 10-K
period 2024-12-31
TScan Therapeutics, Inc.
filed 2025-03-05
CIK 1783328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Market, LLC on June 30, 2024, was $201,649,026.

The number of shares of Registrant’s Common Stock outstanding as of February 28, 2025 was 52,314,039 shares of voting common stock, $0.0001 par value per share, outstanding and 4,276,588 shares of non-voting common stock, $0.0001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by words such as “may,” “can,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “seek,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “possible” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

•
the beneficial characteristics, safety, efficacy, therapeutic effects and potential advantages of our T cell receptor (TCR)-engineered T cell, or TCR-T, therapy product candidates;
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
•
our expectations regarding clinical trial results being predictive of continued development and commercial success of our product candidates;
•
our plans relating to developing and commercializing our TCR-T therapy product candidates, if approved, including sales strategy;
•
estimates of the size of the addressable market for our TCR-T therapy product candidates;
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
•
the effects of any public health crises in regions where we, our partners, or other third parties on which we rely, on any of the foregoing or other aspects of our business or operations;
•
the effects of rising inflation rates and the impact on operating costs, liquidity and access to credit on any of the foregoing or other aspects of our business operations;
•
the effects of global economic uncertainty and financial market volatility caused by political instability, or new or increased international tariffs, changes in U.S. policy, changes in international trade relationships and conflicts, such as the ongoing conflict between Russia and Ukraine, on any of the foregoing or other aspects of our business or operations including our ability to obtain additional financing; and
•
our anticipated use of our existing cash resources and our ability to obtain additional financing in the future.

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
•
We have never generated any revenue from sales of our TCR-T therapy product candidates, and our ability to generate revenue from product sales and become profitable depends significantly on our success in a number of areas.
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
•
The U.S. Congress or the Trump administration, may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.
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
•
Our business could be adversely affected by the effects of health epidemics in regions where we, our partners or other third parties on which we rely have significant manufacturing facilities, concentrations of potential clinical trial sites or other business operations.

•
We may rely on third parties to manufacture our clinical product supplies, and we may rely on third parties to produce and process our product candidates, if licensed.
•
We cannot guarantee that our product candidates will show any functionality in the solid tumor microenvironment.
•
Allogeneic hematopoietic cell transplantation (HCT) is a high-risk procedure that may result in complications or adverse events for patients in our clinical trials including those unrelated to the use of our product candidates.
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
•
The market opportunities for our product candidates may be relatively small. In addition, our estimates of the prevalence of our target patient populations may be inaccurate.
•
We face significant competition, and our operating results will suffer if we fail to compete effectively.

Risks Related to Manufacturing

•
Manufacturing and administering our product candidates is complex and we may encounter difficulties in production, particularly with respect to process development or scaling up of our manufacturing capabilities. If we encounter such difficulties, our ability to provide supply of our TCR-T therapy product candidates for clinical trials or for commercial purposes could be delayed or stopped.
•
Although many of our personnel have experience in clinical manufacturing at other companies, we have limited experience as a company managing manufacturing for our product candidates, which will be costly and time-consuming, and which may not be successful.
•
We may have difficulty validating our manufacturing process as we manufacture TCR-T therapy product candidates from an increasingly diverse patient population for our clinical trials.

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

Risks Related to Our Intellectual Property

•
If we are unable to obtain and maintain patent protection for any product candidates we develop and for our technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products, product candidates and technology similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop and our technology may be adversely affected.
•
We are currently, and expect in the future to be, party to material license or collaboration agreements, which may impose numerous obligations and restrictions on us.
•
Third-party claims of intellectual property infringement, misappropriation or other violations may prevent or delay our product candidate discovery and development efforts.

Risks Related to Our Reliance on Third Parties

•
We rely on third parties to conduct our clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.
•
We have in the past and may in the future form or seek collaborations or strategic alliances or enter into additional licensing arrangements, and we may not realize the benefits of such collaborations, alliances or licensing arrangements.

General Risk Factors

•
Rising inflation rates may result in increased operating costs and reduced liquidity and affect our ability to access credit.

PART I

Item 1. Business

Overview

We are a clinical-stage biotechnology company focused on developing a robust pipeline of T cell receptor (TCR)-engineered T cell, or TCR-T, therapies for the treatment of patients with cancer. Our approach is based on the central premise that we can learn from patients who are winning their fight against cancer to treat those who are not. Over the past several years, we have built our ImmunoBank, a repository of therapeutic TCRs that recognize diverse targets and are associated with multiple human leukocyte antigen, or HLA, types. We then use these TCRs to manufacture enhanced TCR-T therapies to treat a broad population of patients with both hematologic, or heme, and solid tumor malignancies. Every TCR in our ImmunoBank has come from our proprietary platform technologies, and we are continuing to expand our ImmunoBank.

We are advancing a robust pipeline of TCR-T therapy product candidates for the treatment of patients with heme malignancies and solid tumors. Our lead product candidates, TSC-100 and TSC-101, are in development for the treatment of patients with acute myeloid leukemia (AML), myelodysplastic syndrome (MDS), and acute lymphoblastic leukemia (ALL), who are undergoing allogeneic hematopoietic cell transplantation (HCT). The products are designed to eliminate residual disease and promote complete donor chimerism, thereby preventing relapse. TSC-100 and TSC-101 target the antigens HA-1 and HA-2, respectively, which are well-recognized TCR targets that were first identified in patients with exceptional responses to HCT-associated immunotherapy. We are currently conducting a multi-arm Phase 1 "umbrella" clinical study of TSC-100 and TSC-101, the ALLOHA™ Phase 1 heme trial, with 15 clinical sites activated, and we plan to open additional sites before the end of 2025.

In addition, we are developing multiple TCR-T therapy product candidates for the treatment of solid tumors. One of the challenges of treating solid tumors is that they are heterogeneous – not every tumor cell expresses a given target and some tumor cells lose half their HLA genes. To address this challenge, we are developing what we refer to as multiplex TCR-T therapy, or T-Plex, in which we treat a patient with more than one TCR-T therapy product candidate at a time. We are designing these multiplex therapies to be a simultaneous administration of up to three highly active TCR-T therapy product candidates, selected from our ImmunoBank, that are customized for each patient based on which targets are expressed in their tumors and which HLA genes are still intact. We continue to prioritize expanding the ImmunoBank with TCRs for additional targets and multiple HLA types for each target. We have now advanced seven TCR-T therapy product candidates into Phase 1 development for solid tumors: TSC-203-A0201 (PRAME, HLA-A*02:01); TSC-200-A0201 (HPV16, HLA-A*02:01); TSC-201-B0702 (MAGE-C2, HLA-B*07:02); TSC-202-A0201 (MAGE-A4, HLA-A*02:01); TSC-204-A0201 (MAGE-A1, HLA-A*02:01); TSC-204-C0702 (MAGE-A1, HLA-C*07:02); and TSC-204-A0101 (MAGE-A1, HLA-A*01:01). In addition to clearing these seven solid-tumor investigational new drug (IND) applications, the U.S. Food and Drug Administration (FDA) has cleared our IND application for T-Plex, enabling us to treat patients with multiplex TCR-T therapy. We plan to further expand the ImmunoBank by filing IND applications for additional TCR-T therapy product candidates. We have initiated a Phase 1 solid tumor clinical trial, the PLEXI-T™ trial, with 15 clinical sites activated, and we plan to open additional sites before the end of 2025.

We have an internal good manufacturing practices, or GMP, facility to manufacture clinical supply for our TCR-T therapy product candidates. This facility allows us to rapidly, cost-effectively, and consistently manufacture our TCR-Ts. Our TCR-T therapy product candidates are manufactured using a non-viral transposon/transposase system. This non-viral platform approach can be rapidly applied to new TCR-T therapy product candidates in a cost-effective manner without the need for extensive process development. The larger cargo capacity of our non-viral vector delivery system allows us to include additional T cell enhancements in our product candidates. In both our heme and solid tumor programs, we are introducing the gene for CD8α/β along with the TCR gene, which enables us to engineer both cytotoxic and helper T cells with our TCRs. We believe this enhancement has the potential to improve responses to TCR-T therapy in the clinic compared to engineering cytotoxic T cells alone. In our solid tumor program, we are also adding a dominant-negative (DN) form of TGFβRII to our T cells, which enables them to proliferate despite the presence of TGFβ in the hostile tumor microenvironment. This has the potential to enhance T cell persistence. Our GMP facility has the estimated capacity to manufacture clinical trial materials for up to 250 TCR-T components per year. To further increase our existing clinical manufacturing capacity and prepare for potential commercialization, we have engaged a global contract development and manufacturing organization, or CDMO, with worldwide commercial capabilities to support both the heme and solid tumor programs. The CDMO is on track to add capacity and to support additional clinical manufacturing of the heme program in the second half of 2025.

T cells are an essential component of the adaptive immune system and provide protection against cancer, infection, and autoimmune disorders. Multiple approaches have been and are continuing to be explored to develop effective T cell-based therapies for the treatment of cancer, including checkpoint inhibitor therapy, tumor infiltrating lymphocyte, or TIL, therapy, and chimeric antigen receptor (CAR) T cell, or CAR-T, therapy. The success of checkpoint inhibitor and TIL therapy depends on the specific T-cells present in the patient. If their T-cells do not have appropriate anti-cancer specificities, the therapy is unlikely to be effective. In addition, TIL therapy has, to date, shown limited applicability for the treatment of heme malignancies. In contrast, CAR-T therapy has proven effective in certain heme malignancies of lymphoid origin but has shown only limited activity in myeloid malignancies or solid tumors. To address a broader patient population, we believe additional T cell-based approaches are needed that more closely mimic the way the immune system recognizes and fights cancer.

The successful development of TCR-T therapy product candidates has three key prerequisites: (i) an effective anti-cancer TCR; (ii) knowledge of the precise peptide antigen that is recognized by the TCR; and (iii) confirmation that the TCR does not recognize problematic off-targets. We believe our approach provides us with the following key advantages:

•
Our TCR-T therapy product candidates are based on highly active TCRs that are clinically relevant. Many other approaches to T cell therapy rely on specifically expanding T cells that are already present in the patient. Our platform analyzes anti-cancer T cells from a broad set of individuals, including patients responding to immunotherapy as well as healthy donors, to find the most active and clinically relevant TCRs against each target. We believe that we can develop TCR-T therapy product candidates for a wide range of patients, including those who do not have T cells that efficiently recognize their cancers.
•
Our TCR-T therapy product candidates are designed to be used in combination with each other. We have built the ImmunoBank of TCRs to allow for multiplexed TCR-T therapy, which has the potential to address the heterogeneous nature of solid tumors and address resistance due to target or HLA loss. We continue to expand the ImmunoBank with TCRs for additional targets as well as multiple common HLA types for each target.
•
Our approach is expandable. The ImmunoBank has the flexibility to be used with new and optimized methods of T cell engineering that we may develop over time. We are currently employing the validated approach of patient-specific ex vivo engineering, but as the field evolves, our TCRs may be transitioned to "off-the-shelf" methods, including allogeneic T cells or in vivo engineering. As we expand the ImmunoBank to include TCRs across additional targets and HLA types, we believe we will increase the eligible patient population for our clinical trials, which will allow for rapid and efficient clinical trial enrollment with fewer screen failures.

Our Pipeline

We are advancing a robust pipeline of TCR-T therapy product candidates for the treatment of patients with heme malignancies and solid tumors. Our lead product candidates, TSC-100 and TSC-101, are in development for the treatment of patients with heme malignancies to eliminate residual disease and prevent relapse following HCT.

In addition, we are developing multiple TCR-T therapy product candidates for the treatment of various solid tumors. We have developed and continue to expand the ImmunoBank with the goal of delivering customized multiplex TCR-T therapy to a wide range of patients with cancer. Our current proprietary pipeline is summarized in the figure below.

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

With our differentiated platform as the foundation, we are building a three-pillar research and development strategy to create transformational TCR-T therapy product candidates for patients.

1.
Our Heme Program. We are developing TCR-T therapy product candidates to treat patients with heme malignancies, including AML, MDS, and ALL who are undergoing allogeneic HCT. In the first phase of our clinical development strategy, we are initially focusing on clinically validated cancer targets that have been discovered in patients with exceptional responses to HCT-associated immunotherapy, including HA-1 and HA-2. Additionally, we are planning to expand our heme program to include additional HLA types. We have now advanced TSC-102-A0301, which targets an HLA-A*03:01-restricted epitope on CD45, into IND-enabling activities.

We are currently enrolling patients in a multi-arm Phase 1 "umbrella" clinical study with 15 clinical sites activated and additional sites planned to be opened in 2025. The study protocol allows us to conduct clinical trials of TSC-100 and TSC-101 in parallel, with patients enrolled in treatment arms based on their genotype. Patients who are positive for the target antigen, HA-1 or HA-2, as well as the HLA-A*02:01 allele, which is the HLA type required to display HA-1 and HA-2 on the cell surface for recognition by a T cell, are eligible for enrollment. Eligible patients require donors who are negative for either the target antigen or the HLA-A*02:01 allele.

Through the development of our heme malignancies program, we have built a foundation of manufacturing, clinical, and regulatory capabilities, which we are also applying to the development of our broader portfolio of TCR-T therapy product candidates for solid tumors.

2.
Our Solid Tumor Program. We are developing a portfolio of autologous TCR-T therapy product candidates designed to be used in combination with each other to treat and eliminate solid tumors. Our solid tumor product candidates are designed to elicit anti-tumor responses in patients by targeting cancer-specific antigens in their tumor cells. Our TCR-T therapy product candidates include: (i) well-recognized cancer targets that have demonstrated anti-tumor activity in clinical trials as well as novel targets that were identified by TargetScan from the T cells of patients responding to immunotherapy, and (ii) naturally occurring TCRs specific to a patient’s HLA type that recognize these cancer-specific targets. Such targets are not only commonly shared among patients with the same cancer type, but also frequently expressed in multiple solid tumor types, enabling clinical development across multiple indications. Our first seven product candidates address known and novel targets: E7 of HPV16 for TSC-200-A0201, MAGE-C2 for TSC-201-B0702, MAGE-A4 for TSC-202-A0201, PRAME for TSC-203-A0201, and MAGE-A1 for TSC-204-A0201, TSC-204-C0702, and TSC-204-A0101.

We have built and continue to expand the ImmunoBank to enable customized multiplex TCR-T therapy for a wide range of solid tumor patients. Our initial solid tumor indications include non-small cell lung cancer, sarcoma, head & neck cancer, cervical cancer, and anal & genital cancer. For each patient with a solid tumor malignancy, we first analyze the patient's tumor to determine which targets are expressed at high levels and which HLA genes are still intact. We then access the ImmunoBank and select up to three TCRs that match their HLA type and address the most highly expressed targets in their tumor. We will use this set of TCRs to genetically reprogram their T cells to recognize these targets, and the resulting T cells will be infused back into the patient as a multiplex TCR-T therapy.

Enabled by the additional cargo capacity of our non-viral vector delivery system, we are also introducing enhancements to our product candidates to deepen tumor responses and prolong duration of response. By introducing the gene for CD8α/β along with the TCR gene, we are able to engineer both cytotoxic and helper T cells, which we believe has the potential to improve responses to treatment with TCR-T therapy in the clinic compared to engineering cytotoxic T cells alone. We are also adding DN-TGFβRII to T cells, which allows them to proliferate despite the presence of TGFβ in the hostile tumor microenvironment. This has the potential to enhance T cell persistence.

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

Our Strategy

Our mission is to create life-changing TCR-T therapy product candidates for patients by unleashing the untapped potential of the human immune system. Our goal is to use our proprietary platform technologies to identify novel tumor-specific antigens and clinically active TCRs to become a leader in the development of engineered T cell therapies for the treatment of heme malignancies and solid tumors. Our strategy includes the following key elements:

•
Advance our lead product candidates, TSC-100 and TSC-101, through clinical development. Our two lead programs, TSC-100 and TSC-101, are designed to target HA-1 and HA-2, respectively, both of which are antigens with clinically demonstrated anti-tumor effects in patients who naturally develop T cells specific to these targets. We are currently enrolling patients in a multi-arm Phase 1 clinical study of TSC-100 and TSC-101 with 15 clinical sites activated and additional sites planned to be added in 2025. The study protocol allows us to conduct clinical trials of TSC-100 and TSC-101 in parallel, with patients enrolled in treatment arms based on their genotype. In addition, through our heme malignancies program, we have established a foundation of manufacturing, clinical and regulatory capabilities to support the development of our broad portfolio of TCR-T therapy product candidates.

•
Advance our solid tumor program through clinical development. We are initially developing our solid tumor TCR-T therapy product candidates against five selected target antigens that are frequently expressed across multiple solid tumor types. Our first seven solid tumor TCR-T therapy product candidates address known and novel targets, including E7 of HPV16 for TSC-200-A0201, MAGE-C2 for TSC-201-B0702, MAGE-A4 for TSC-202-A0201, PRAME for TSC-203-A0201, and MAGE-A1 for TSC-204-A0201, TSC-204-C0702, and TSC-204-A0101. We believe that the treatment of solid tumors will require a combination of several therapeutic TCRs, which we refer to as 'multiplex therapy'. We plan to expand the ImmunoBank to broaden the reach of multiplex TCR-T therapy for the treatment of solid tumors.

•
Leverage our proprietary platform technologies to expand the ImmunoBank of therapeutic TCRs to treat a wide range of tumor types. Our TargetScan technology enables us to identify novel antigens that are broadly expressed across multiple types of solid tumors. To ensure that the antigens identified are clinically relevant, we use TCRs from tumor samples of patients with exceptional responses to immunotherapy. Our platform allows us to assess the specificity and cytotoxicity of these TCRs to develop a portfolio of TCR-T therapy product candidates with therapeutic potential. We continue to prioritize expanding the ImmunoBank with TCRs for additional targets as well as multiple common HLA types for each target, thus enabling us to address tumor heterogeneity and resistance that may arise from target loss or HLA loss.

•
Maintain manufacturing capabilities. We believe that in-house manufacturing capabilities substantially facilitate the successful early development of cell therapies. For our TCR-T therapy product candidates, we have developed a non-viral gene delivery system, which we refer to as T-Integrate, based on transposons that are designed to enable cost-effective and consistent cell manufacturing with short development times. We have built an internal, fully operational GMP manufacturing facility that we believe provides sufficient capacity to support our clinical programs in both heme malignancies and solid tumors. Additionally, we have engaged a global CDMO with commercial capabilities to further increase manufacturing capacity for both the heme and solid tumor programs and prepare for potential commercial manufacturing. The CDMO is on track to support clinical manufacturing of the heme program in the second half of 2025. The additional cargo capacity of our non-viral vector delivery system allows us to add T cell enhancements to our product candidates. By introducing the gene for CD8α/β along with the TCR gene, we are able to engineer both cytotoxic and helper T cells, which we believe has the potential to improve responses to TCR-T therapy in the clinic compared to engineering cytotoxic T cells alone. We are also adding DN-TGFβRII to T cells, which enables them to proliferate despite the presence of TGFβ in the hostile tumor microenvironment. This has the potential to enhance T cell persistence. Having treated over 30 patients with six different TCR-T candidates across both heme and solid tumor malignancies, we consider our approach to be validated.

•
Develop next generation T cell engineering capabilities. Our long-term vision is to develop off-the-shelf products, either through allogeneic T-cell engineering or in vivo engineering, and provide customized multiplex TCR-T therapy to patients with a wide range of malignancies. Although our initial solid tumor programs are autologous, we are developing T cell engineering technologies and in-house manufacturing capabilities to transition our therapeutic TCRs to alternative modalities.

•
Opportunistically pursue strategic partnerships and collaborations to maximize the full potential of our platform. Our platform represents a powerful tool to identify targets and TCRs in therapeutic areas outside of oncology, such as autoimmune disorders and infectious diseases. We intend to seek strategic partners with proven clinical development and commercialization capabilities for certain targets and/or assets that do not overlap with our internal programs or our core focus. To date, we have a research collaboration and license agreement with Amgen to identify the antigens recognized by T cells in patients with Crohn’s disease. Under the terms of the agreement, TScan received a $30.0 million upfront payment and is eligible to earn success-based milestone payments of over $500 million, based upon the achievement of certain development and commercial milestones as well as tiered single-digit royalty payments on net sales of products developed from the collaboration. Amgen will evaluate a variety of modalities to create therapeutics based on targets discovered by TScan and will retain all global development and commercial rights to such therapeutics. We have also expanded our target discovery capabilities to include both CD8+ and CD4+ T-cells by engineering our platform to include class II antigen presentation. This capability allows for us to expand discovery efforts into T cell-mediated autoimmune disorders that have a strong Major Histocompatibility Complexes, or MHC, class II linkage. We intend to leverage this new capability to identify the pathogenic autoantigens driving T-cell mediated autoimmune disorders.

Background on T Cell Therapies

The human immune system constantly provides a natural and highly effective defense against cancer, which only forms when tumor cells find a way to evade the immune system. The treatment of cancer was revolutionized over a decade ago with the advent of immunotherapy – therapeutic approaches designed to re-enable or re-direct immune cells to recognize and fight cancer. Over the past 10 years, a suite of immuno-oncology drugs has been approved and adopted as part of routine clinical practice. Successes in immuno-oncology came initially from the approval of immune checkpoint inhibitors and more recently from the development of cellular therapies, such as CAR-T and TIL therapies. These therapies all harness the power of cytotoxic T cells in fighting both heme malignancies and solid tumors. Although these therapies have demonstrated compelling efficacy, they are only effective in a subset of patients. To address a broader patient population, we believe additional T cell-based approaches are needed that more closely mimic the way the immune system recognizes and fights cancer in patients who are responding to immunotherapy.

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

A different approach that has proven effective in certain heme malignancies is to identify targets that are highly expressed on the surface of tumor cells, such as CD19. Antibody fragments that recognize these targets are used to create an artificial construct that links the antibody to key signaling elements required for T cell activation. The resulting CAR is incorporated genetically into a patient’s T cells, thereby redirecting those cells to recognize and fight the patient’s cancer. Although CAR-T therapies have been highly effective in certain tumor types, leading to multiple approved products, the benefit of these therapies and the addressable cancer indications have been limited by several factors. First, it is likely that there is a relatively limited set of truly tumor-specific cell surface antigens. In general, most antigens expressed on the surface of tumor cells are also expressed on normal cells, resulting in therapies that, even if effective, have a narrow therapeutic window and are vulnerable to potentially life-threatening toxicities. Second, CAR-T cells rely on antibody fragments that recognize cell-surface proteins, precluding intracellular proteins as potential targets. Third, CAR-T therapies generally do not efficiently penetrate solid tumors, which to date has limited their applicability to heme malignancies.

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

Building on the Remarkable Success of Immunotherapy

The development of TCR-T therapy product candidates requires three key prerequisites: (i) an effective anti-cancer TCR; (ii) knowledge of the precise peptide antigen that is recognized by the TCR; and (iii) confirmation that the TCR does not recognize problematic off-targets. Each of these prerequisites is technically challenging. Historically, targets of anti-cancer T cell clones were identified through a manual and labor-intensive process, and the identification of each target was often a multi-year project. As a result, only a few dozen targets have been identified to date and most clinical development efforts are focused on a short list of the most promising targets.

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

Our Approach

Our approach is based on the central premise that we can learn from patients who are winning their fight against cancer in order to treat those who are not. Using our proprietary platform technologies, we are analyzing the T cells of cancer patients with exceptional responses to immunotherapy to discover clinically relevant targets and TCRs. We have built and are expanding the ImmunoBank with the goal of delivering customized multiplex TCR-T therapy to a wide range of patients with cancers.

Our discovery process enables us to build and expand the ImmunoBank with what we believe represents the most active TCRs isolated from a large group of diverse patients who are responding to immunotherapy. We are developing TCR-T therapy product candidates that use these clinically relevant TCRs to reprogram the T cells of patients who do not spontaneously generate effective anti-cancer T cells and thus do not respond to immunotherapy. Such patients will first have their tumors undergo HLA typing and testing for the presence of tumor-specific targets. Next, to manufacture engineered T cells, white blood cells will be obtained from either the patient or a healthy donor using a procedure called leukapheresis. We will then transport these white blood cells to our in-house manufacturing facility, where we isolate the T cells and genetically engineer them using TCR sequences from the ImmunoBank. We believe the continued expansion and diversification of the ImmunoBank will enable us to deliver customized multiplexed TCR-T therapies to more patients, where each patient’s T cells are engineered with multiple TCRs that are matched to their specific tumor and HLA type. For example, if a patient’s tumor expresses high levels of a particular cancer target, their T cells will be reprogrammed with a TCR that recognizes that particular cancer target. The FDA's clearance of our T-Plex IND application for the simultaneous administration of different TCRs, as well as secondary IND applications for the first seven TCRs in our solid tumor program, allows us to rapidly and efficiently expand the ImmunoBank and enables us to work toward our goal of bringing customized, multiplex therapies to patients.

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

Key Features of Our Approach

We believe there are three key advantages to our approach:

•
Our TCR-T therapy product candidates are based on highly active TCRs that are clinically relevant. Many other approaches to T cell therapy rely on specifically expanding T cells that are already present in the patient. Our platform analyzes anti-cancer T cells from a wide variety of patients who are responding to immunotherapy in order to find the most active and clinically relevant TCRs against each target. We believe that we can develop TCR-T therapy product candidates for a wide range of patients, including those who do not have T cells that efficiently recognize their cancers.

•
Our TCR-T therapy product candidates are designed to be used in combination with each other. We have built and are expanding the ImmunoBank of TCRs to allow for multiplex TCR-T therapy, which has the potential to address the heterogeneous nature of solid tumors and address resistance developing due to loss of a single target. We believe this approach may allow us to overcome the limitations and challenges of TCR-T development to date. We continue to prioritize expanding the ImmunoBank with TCRs for additional targets as well as multiple common HLA types for each target, thus enabling us to address tumor heterogeneity and resistance that may arise from target loss or HLA loss. As the ImmunoBank is populated with more TCRs, we expect that patient eligibility will expand, as will our target market opportunities.

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

Our Heme Malignancies Program

We are developing our heme malignancies program to treat patients with AML, MDS, or ALL who are undergoing allogeneic HCT. In the first phase of our clinical development strategy, we are initially focusing on well-recognized cancer targets that have been discovered in patients with exceptional responses to HCT-associated immunotherapy, including HA-1 and HA-2. Our program is based on the well-established observation that patients who are mismatched with their donors for minor histocompatibility antigens, or miHAs, such as HA-1 or HA-2, and naturally mount a T cell response against those antigens, show significantly lower relapse rates following HCT. By developing TSC-100 and TSC-101, TScan aims to recreate this natural graft versus leukemia response to prevent relapse in patients undergoing HCT.

We plan to further expand this program with the addition of TCRs targeting additional antigens across different HLA types. For example, TSC-102-A0301, a TCR-T therapy product candidate targeting an HLA-A*03:01-restricted epitope on CD45, is currently in IND-enabling activities.

Minor histocompatibility antigens like HA-1 and HA-2, and lineage-specific antigens like CD45, are distinct from other cancer-associated antigens such as WT1 previously targeted by TCR-Ts in heme malignancies. As shown below, cancer-associated antigens like WT1 have low and heterogenous expression and were previously selected so that normal blood cells in the patient would be spared. WT1-targeted TCR-Ts proved to have relatively poor efficacy in patients with ALL and AML, potentially due to the rapid emergence of resistant tumor cells that lacked WT1 expression and thus escaped killing by engineered T cells. HA-1, HA-2, and CD45, in contrast, have high and homogenous expression, making it less likely for tumors cells to escape due to low antigen expression. Although HA-1, HA-2, and CD45 are also expressed in normal blood cells, treating patients who are positive for these antigens, but have undergone hematopoietic cell transplantation from donors who are negative, ensures that the engineered T cells selectively eliminate all the patient’s blood cells – malignant, pre-malignant, or normal – while sparing donor-derived normal blood cells. This strategy therefore enables high levels of anti-cancer efficacy with what we believe to be less risk of life-threatening toxicities to normal cells.

We are conducting a Phase 1 clinical trial of our lead TCR-T therapy product candidates, TSC-100 and TSC-101, in parallel, with patients enrolled in treatment arms based on their genotype, as shown below. Patients who are positive for the target antigen, HA-1 or HA-2, as well as the HLA-A*02:01 allele, which is the HLA type required to display HA-1 and HA-2 on the cell surface for recognition by a T cell, are eligible for enrollment, provided they are paired with donors who are negative for either the target antigen or the HLA-A*02:01 allele.

ALLOHA™, a Multi-arm Phase 1 Trial for TSC-100 and TSC-101 in Subjects with AML, ALL, and MDS

Background on Heme Malignancies

HCT has become the standard of care for many heme malignancies. When a patient with leukemia undergoes HCT, they start by receiving a conditioning regimen of high dose chemotherapy with or without radiation. This regimen is intended to kill both the patient’s leukemia cells as well as their native blood cells and blood cell precursors, including hematopoietic stem cells in their bone marrow. The patient then receives hematopoietic stem cells from an HLA-matched donor. The stem cells engraft in their bone marrow and start to repopulate their body with new blood cells, which are now genetically identical to the donor. HCT has demonstrated the rare opportunity in cancer treatment to generate long-term remissions or cures. For example, patients with AML who receive HCT have a five-year post-transplant survival rate of up to 50%.

Approximately 7,350 allogeneic HCT procedures are performed yearly in the U.S. in patients with AML, MDS, or ALL. As a curative therapy for many heme malignancies, use of HCT has been steadily increasing over the last two decades, with increased use driven largely by increasing donor qualification, an increase in disease prevalence due to aging populations, and improved conditioning regimens permitting broader use in older and frailer patient segments. In addition, newer, more effective leukemia therapies continue to drive an increasing use of HCT in patients who previously failed to achieve proper remission prior to transplant. While the approval of CAR-T therapies has significantly impacted the treatment of B cell malignancies over the last decade, HCT in non-B cell malignancies is anticipated to remain the standard of care for patients. An example of the limitations associated with CAR-T therapy is the difficulty differentiating tumor from normal cells as seen with CD19-targeted CAR-T therapies. CD19 is a target highly expressed on the surface of tumor cells, as well as normal B cells, which are also eliminated by CD19 targeted CAR-T cells. While loss of B cells does not generally lead to serious complications, toxicity on other normal myeloid blood cell types such as neutrophils would cause a life-threatening complication called febrile neutropenia in which bacterial infections occur due to the loss of neutrophils. This is one reason why CAR-T therapies cannot be used in non-B cell heme malignancies such as myeloid leukemias and HCT remains the standard of care for those patients.

However, despite the increasing use of HCT and the resulting clinical benefits or cures, approximately 40% of the patients who receive HCT relapse within two years, at which point there are limited treatment options, and the prognosis is very poor. Clinical observations have shown that if the T cells of the donor recognize certain miHAs in the patient’s leukemia cells, such as proteins that have single amino acid differences between the patient and the donor, the T cells of the donor drive a specific graft vs. leukemia, or GvL, effect, whereby the engrafted donor T cells detect remaining leukemia as foreign and eliminate the remaining disease. As a result, the patient often experiences a long-term remission from their cancer, or even a complete cure. If the miHAs are also expressed in non-hematopoietic tissues, the patient may develop graft vs. host disease, or GvHD, but if the miHAs are only expressed in blood cells, a specific GvL effect is observed without an increase in GvHD. Our heme malignancies program is focused on targeting miHAs that are exclusively expressed in hematopoietic cells in order to induce the GvL effect while potentially mitigating the risk of GvHD.

TSC-100

TSC-100 is an allogeneic, donor derived TCR-T therapy product candidate directed at eliminating all native blood cells, including residual cancer cells, in HA-1-positive and HLA-A*02:01-positive patients with heme malignancies who undergo HCT using a donor who is either HA-1-negative or HLA-A*02:01-negative. We selected this product candidate based on its superior affinity, cytotoxic activity, and specificity compared to the other potential candidates. TSC-100 is designed to elicit an anti-tumor response in patients by targeting HA-1, which is present on malignant and normal blood cells of HA-1-positive patients but not on any of the new, donor-derived blood cells they receive from a donor who is either HA-1-negative or HLA-A*02:01-negative. We believe that donor T cells specifically engineered to express this TCR will generate an anti-tumor effect in patients, leading to a reduction in relapse rates and an increase in long-term survival.

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

TSC-101

Like TSC-100, TSC-101 is an allogeneic, donor derived TCR-T therapy product candidate directed at eliminating residual cancer cells in HA-2-positive and HLA-A*02:01-positive patients with heme malignancies who undergo HCT using a donor who is either HA-2-negative or HLA-A*02:01-negative. HA-2, which is derived from the protein MYO1G, is another miHA that has been identified to be clinically relevant. In patients who naturally develop HA-2-specific T cells, a GvL effect has been observed and these patients experience long-term remissions. We are developing TSC-101 based on a highly active TCR we discovered that recognizes HA-2.

Unlike HA-1, the HA-2 antigen is highly prevalent, with approximately 95% of individuals in the U.S. being HA-2-positive. However, as with HA-1, a specific HLA type, HLA-A*02:01, which is present in approximately 42% of individuals in the U.S., is required to display the HA-2 antigen on the cell surface for recognition by a T cell. As a result, approximately 40% of HCT patients would be positive for both HA-2 and HLA-A*02:01 and therefore be eligible for treatment with TSC-101 using a donor who is negative for HLA-A*02:01, regardless of whether the donor is HA-2-positive or HA-2-negative. Such donors are straightforward to identify and should be available to most patients who undergo half-matched, or haploidentical, transplantation using family members as donors, as patients typically have between two and three potential haploidentical donors. A summary of the treatment paradigm for TSC-101 is shown below.

Patient Journey for TSC-101

TSC-102-A0301

Like TSC-100 and TSC-101, TSC-102-A0301 is an allogeneic, donor derived TCR-T therapy product candidate directed at eliminating residual cancer cells in patients with heme malignancies who are HLA-A*03:01-positive undergoing HCT using a donor who is HLA-A*03:01-negative. CD45, which is derived from the protein PTPRC, is an antigen that has been identified to be clinically relevant. For example, radiolabeled CD45 is in clinical trials for relapsed AML, and a CAR-T product candidate targeting CD45 with epitope-edited HSCs is in pre-clinical development. We are developing TSC-102-A0301 based on a highly active TCR we discovered that recognizes a CD45 antigen presented on HLA-A*03:01. TSC-102-A0301 is currently in IND-enabling activities.

The CD45 antigen is expressed on all nucleated cells of hematopoietic origin. As with TSC-100 and TSC-101, a specific HLA type, HLA-A*03:01, which is present in approximately 22% individuals in the U.S. is required to display the CD45 antigen on the cell surface for recognition by TSC-102-A0301. HLA-A*03:01 negative donors are straightforward to identify and should be available to most patients who undergo HLA half-matched, or haploidentical, transplantation using family members as donors. HLA-A*03:01 negative donors can also be mismatched unrelated donors readily identified through donor registries such as the National Marrow Donor Program. Having such donor options thus enables virtually all HLA-A*03:01 positive patients to potentially qualify for treatment with TSC-102-A0301.

Clinical Development Plan for Our Heme Malignancies Program

Background on Types of HCT

Patients with acute leukemias who undergo allogeneic HCT have heterogeneous outcomes that are primarily related to two main variables: (i) the intensity or doses of the conditioning regimen they receive prior to the stem cell infusion and (ii) the type of donor who provides the stem cells.

High-intensity conditioning regimens are called myeloablative conditioning and are associated with higher mortality rates. They are therefore reserved for young and relatively fit patients. Lower-intensity regimens are called reduced-intensity conditioning, or RIC, and are better tolerated, but are associated with higher relapse rates. Our heme malignancies TCR-T therapy product candidates are designed to substantially reduce relapse rates, and we are enrolling patients into our ongoing Phase 1 clinical trial who are eligible for RIC-based HCT with the goal of improving clinical outcomes for these patients.

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

The use of haplo greatly expands the donor pool for patients undergoing HCT and provides patients with the optionality to choose donors who are mismatched on specific HLA types, such as A*02:01, as opposed to being mismatched on certain minor antigens, such as HA-1 or HA-2. We are developing our product candidates with a specific focus on patients undergoing haplo donor transplantation with donors who are negative for either the miHA or the specific HLA type. We believe the engineered donor T cells will recognize any residual leukemia cells, which are target-positive, in the patient and prevent relapse with the potential to promote complete cures. Because the patient’s new healthy blood cells are derived from the donor and are therefore either target-negative or not able to express the target, we expect that these product candidates should have minimal toxic side effects.

Phase 1 Clinical Trial

The clinical studies for TSC-100 and TSC-101 are well underway, within a multi-arm, controlled, Phase 1, "umbrella" design clinical trial to investigate the safety and efficacy of TSC-100 and TSC-101 in patients with AML, MDS, and ALL that are undergoing HCT following RIC. We are currently treating patients at the third and final dose level.

Our Phase 1 clinical trial is designed to include measurements of early surrogate markers of efficacy, such as donor chimerism, or the percentage of blood cells that are donor-derived, and whether patients continue to have detectable residual leukemia, referred to as minimal residual disease, or MRD, in their post-transplant bone marrow biopsy, both of which are predictors of relapse. As shown in the graphic below, we are also including a control arm, comprising patients who do not meet the HLA or miHA genetic criteria and are treated with standard RIC haplo transplantation alone. Comparisons of both safety and efficacy outcomes with this control arm will potentially enable all patients treated with TSC-100 or TSC-101 to be included as part of the efficacy analysis for the initial Phase 1 trial prior to transitioning the program into a registrational trial towards a potential future biologics license application, or BLA, filing.

Multi-Arm Phase 1 Clinical Trial Design

Clinical data

In December 2024 we reported updated results from the ongoing Phase 1 ALLOHA™ trial, which we presented at the 66th American Society of Hematology (ASH) Annual Meeting and Exposition. At that time, 38 patients had been enrolled in the trial and undergone HCT, with 26 in the treatment arm and 12 in the control arm. The key endpoints in the trial are safety and efficacy, with exploratory endpoints of donor chimerism and MRD.

As shown below, event-free survival favored the treatment arm (HR=0.30; P=0.04) and early trends suggested a lower probability of relapse (HR=0.28; P=0.14).

Treatment arm
Control arm
6 of 26 (23%)
7 of 12 (58%)
HR = 0.30, p=0.04
EFS probability
1.00
0.75
0.50
0.25
0.00
0
60
120
180
240
300
360
420
480
540
600
Days post HCT

Number at risk

Control arm	12	11	7	3	2	2	2	0	0	0	0
Treatment arm	26	23	17	12	10	8	8	7	4	3	1

Cumulative number of events

Control arm	0	1	4	6	7	7	7	7	7	7	7
Treatment arm	0	1	2	4	4	4	4	5	6	6	6

Event defined as relapse, clinical intervention for impending relapse (non-TSC), or death
Cox PH Ratio = 0.304, CI = (0.096, 0.966, p = 0.0435); Log-rank p = 0.0321

Efficacy data as of Dec. 2, 2024

As of the latest data cut (December 2, 2024, shown below), 2 of 26 (8%) of treatment-arm patients relapsed compared to 4 of 12 (33%) control-arm patients. One treatment-arm relapse and subsequent mortality occurred in a very high-risk patient who was taken to transplant without first achieving complete remission, and the other was an extramedullary relapse in the patient's central nervous system with no evidence of systemic relapse. Median time to relapse was not evaluable in the treatment-arm versus 160 days in the control arm. Eight of 38 (21%) patients in the study had TP53 mutations, with 6 cases in the treatment-arm and 2 cases in the control arm. Of the 4 patients in the treatment arm with these mutations who received TCR-T cell infusions, none has relapsed, and one patient has now been relapse-free for 22 months. Of the two patients in the control arm with mutated TP53, both relapsed within 6 months of transplant and died shortly thereafter.

TSC-100 and TSC-101 infusions were generally well-tolerated at all three dose levels with no dose-limiting toxicities. Observed adverse events were similar across the treatment and control arms and were generally consistent with post-HCT adverse events. TSC-100 and TSC-101 TCR-T cells were detected at all time points in all treated patients, including those who have been on study for over a year, with clear evidence of a dose-persistence relationship (shown below).

Anticipated timeline

We have now successfully manufactured our product candidates and dosed patients in both treatment arms of the Phase 1 clinical trial. Patients have been enrolled up to the third dose level in both treatment arms with no dose limiting toxicities thus far, suggesting that the third dose level will likely become the recommended Phase 2 dose. We have opened expansion cohorts at dose level 3 to further characterize safety and evaluate translational and efficacy endpoints. We plan to continue development of TSC-101 only, as TSC-101 enables treatment of ~98% of patients with the HLA type A*02:01. We expect to initiate a registrational trial for TSC-101, pending further feedback from regulatory authorities, in the second half of 2025. We plan to present additional data from the Phase 1 trial by the end of the year, including two-year relapse data on the initial patients. We also plan to file an IND application for TSC-102-A0301, a TCR-T therapy product candidate targeting an HLA-A*03:01-restricted epitope on CD45, in the second half of 2025.

Future market expansion opportunities

If TSC-100 and TSC-101 demonstrate the ability to significantly reduce relapse rates after HCT, there could potentially be new opportunities to expand the curative potential of HCT combined with TSC products to greater numbers of patients. Currently, only about 7,350 patients with AML, MDS, or ALL undergo HCT per year in the U.S. out of approximately 35,000 patients diagnosed each year. There are two reasons for this relatively modest rate of transplant use. First, only patients who achieve a clinical complete remission (CR) are referred for HCT since the relapse rates of patients not in CR are considered too high to effectively use HCT. If HCT, combined with either TSC-100 or TSC-101, markedly reduces relapse rates, patients who do not achieve CR could possibly undergo HCT and benefit from its curative potential. This market expansion would require a separate clinical trial. Second, while RIC has enabled many more elderly and frail patients to undergo transplantation, the chemotherapy and radiation doses used for conditioning are still high and considered too toxic for most patients over the age of 65 or those with underlying comorbidities. This is because the conditioning regimen of HCT is considered the primary modality for eliminating residual leukemia cells and reducing doses further would result in greater relapse rates. If the relapse rates could be reduced by treatment with either TSC-100 or TSC-101 post HCT, however, a clinical trial could test the use of minimal intensity conditioning prior to HCT. If successful, this would further expand the curative potential of HCT combined with TSC-100 or TSC-101 therapy to older, frailer patients. We could also expand the addressable market through the addition of TCRs for other HLA types, of which TSC-102-A0301 is an example of this approach.

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

Solid Tumor Program

We are developing a portfolio of autologous TCR-T therapy product candidates designed to be used in combination with each other to treat and eliminate solid tumors. Our solid tumor product candidates are designed to elicit an anti-tumor response in patients by targeting cancer-specific antigens in their tumor cells. Our TCR-T therapy product candidates include: (i) well-recognized cancer targets that have demonstrated anti-tumor activity in clinical trials as well as novel targets that were identified by TargetScan from the T cells of patients responding to immunotherapy and (ii) naturally occurring TCRs specific to a patient’s HLA type that recognize these cancer-specific targets. Such targets are not only commonly shared among patients with the same cancer type, but also frequently expressed in multiple solid tumor types, enabling clinical development across multiple indications. Our seven solid tumor TCR-T therapy product candidates address known and novel targets, including HPV16 for TSC-200-A0201, MAGE-C2 for TSC-201-B0702, MAGE-A4 for TSC-202-A0201, PRAME for TSC-203-A0201, and MAGE-A1 for TSC-204-A0201, TSC-204-C0702, and TSC-204-A0101. To date, we have received FDA clearance for eight INDs for the treatment of solid tumors. These include a primary IND for the entire solid tumor program, which we refer to as T-Plex, which supports the simultaneous use of multiple TCRs to create customized multiplex TCR-T therapy product candidates based on target and HLA expression. The FDA has also cleared INDs for TSC-203-A0201 (PRAME, HLA-A*02:01); TSC-200-A0201 (HPV16, HLA-A*02:01); TSC-201-B0702 (MAGE-C2, HLA-B*07:02); TSC-202-A0201 (MAGE-A4, HLA-A*02:01); TSC-204-A0201 (MAGE-A1, HLA-A*02:01); TSC-204-C0702 (MAGE-A1, HLA-C*07:02); and TSC-204-A0101 (MAGE-A1, HLA-A*01:01). We plan to further expand the ImmunoBank by filing INDs for additional TCRs.

We have built the ImmunoBank, a repository of highly active TCRs, to enable multiplex TCR-T therapy. We are expanding the ImmunoBank with additional TCRs that recognize diverse targets and are associated with multiple HLA types to provide a broad array of therapeutic options for patients with various types of solid tumors. For patients with a solid tumor malignancy, we analyze their tumor to determine which targets are expressed at high levels in their cancer. We then access the ImmunoBank and select up to three TCRs that match their HLA type and address the most highly expressed targets in their tumor. We use this set of TCRs to genetically reprogram their T cells to recognize these targets and the resulting engineered T cells are infused back into the patient simultaneously as a multiplex TCR-T therapy.

We Are Building the ImmunoBank of TCRs to Enable Multiplex TCR-T Therapy

TCR-T Therapy Product Candidates for the Treatment of Solid Tumors

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

Our Solution

Our solid tumor program is designed to overcome key solid tumor resistance mechanisms of target loss and HLA loss. Solid tumors are notoriously heterogeneous, with a solid tumor often expressing more than one target antigen. We believe that by targeting multiple antigens expressed on in-tact HLAs, we will be able to drive deep and durable responses. We continue to prioritize expanding the ImmunoBank with TCRs across different targets and HLA types to potentially enable customized multiplex TCR-T therapy.

Our Solid Tumor Product Candidates

Our seven clinical-stage solid tumor TCR-T therapy product candidates address known and novel targets, including E7 of HPV16 for TSC-200-A0201, MAGE-C2 for TSC-201-B0702, MAGE-A4 for TSC-202-A0201, PRAME for TSC-203-A0201, and MAGE-A1 for TSC-204-A0201, TSC-204-C0702, and TSC-204-A0101. All of these targets are frequently expressed in the solid tumors of interest to us, including NSCLC, sarcoma, head and neck cancer, cervical cancer, and anal and genital cancer. In 2024, it is estimated that in the U.S., approximately 190,000 patients were diagnosed with NSCLC, 14,000 with sarcoma, 58,000 with head and neck cancer, 14,000 with cervical cancer, and 28,000 with anal and genital cancer. We have advanced a combination of known and novel targets into clinical development, which is allowing us to use the product candidates targeting known antigens as backbones for our initial clinical trials evaluating multiplex TCR-T therapy. For example, we plan to evaluate TSC-203-A0201, which targets PRAME, a well-known and clinically validated tumor-specific protein, in combination with TSC-201-B0702 targeting MAGE-C2.

TSC-200 (HPV16)

We are developing the TSC-200 series of product candidates as TCR-Ts targeting human papilloma virus, or HPV. Over 25% of head and neck cancers are caused by HPV infection, including up to 70% of oropharangeal cancers. HPV antigens are a particularly compelling set of targets as HPV proteins drive tumorigenesis in these cancers, which means that these proteins are (1) present in every tumor cell in an HPV-positive tumor and (2) essential to the survival of the tumor cell. In addition to head and neck cancers, HPV is found in more than 90% of cervical, anal and genital cancers. Phase 1 clinical data from the National Cancer Institute showed tumor regression with objective clinical responses in 50% of patients with metastatic HPV-positive cancers who were treated with a TCR-T therapy candidate targeting E7 of HPV16, which we believe provides clinical support for the inclusion of an HPV16-targeting TCR-T, TSC-200-A0201, in our multiplex TCR-T treatment strategy. We have advanced TSC-200-A0201 (HPV16, HLA-A*02:01) into Phase 1 development. We also intend to extend our discovery efforts to include additional HPV16-derived antigens presented on other HLA types as the program advances, such as TSC-200-C0702 (HPV16, HLA-C*07:02), currently in discovery.

TSC-201 (MAGE-C2)

We are developing the TSC-201 series of TCR-T therapy product candidates as TCR-Ts targeting melanoma-associated antigen C2, or MAGE-C2. We initially identified MAGE-C2 as the target of T cells from a melanoma patient responding to TIL therapy. MAGE-C2 is a cancer testis antigen, or CTA, that is exclusively expressed in testis and is not expressed in normal adult tissues. The testis is an immune-privileged tissue and, as a result, we believe that targeting MAGE-C2 should not pose a significant safety concern. In addition, MAGE-C2, which contributes to tumorigenesis by suppressing the cellular mechanisms responsible for controlling cell division, is selectively expressed across multiple different types of tumors, including approximately 25% of head and neck cancers, and approximately 50% of non-small cell lung cancers. Tumors expressing MAGE-C2 have been shown to be associated with metastasis and poor patient survival. We are currently advancing three MAGE-C2 TCRs: TSC-201-B0702 (MAGE-C2, HLA-B*07:02), currently in Phase 1 development; TSC-201-A0201 (MAGE-C2, HLA-A*02:01), currently in discovery; and TSC-201-A2402 (MAGE-C2, HLA-A*24:02), currently in discovery. We are also using ReceptorScan to identify additional TCRs for MAGE-C2 epitopes presented on other HLA alleles to further expand the ImmunoBank and increase the addressable patient population.

TSC-202 (MAGE-A4)

We are developing the TSC-202 series of TCR-T therapy product candidates as TCR-Ts targeting melanoma-associated antigen 4, or MAGE-A4. MAGE-A4 is a clinically established CTA that contributes to tumorigenesis by interfering with cell cycle arrest. MAGE-A4 is expressed in 33% of cervical cancers enabling multiplexing with TSC-200, and MAGE-A4 is expressed in 50% of non-small cell lung cancers, 40% of head and neck cancers, and 20-70% of sarcomas depending on sub-type. We have advanced one MAGE-A4 TCR-T therapy product candidate, TSC-202-A0201, into Phase 1 development.

TSC-203 (PRAME)

We are developing the TSC-203 series of TCR-T therapy product candidates as TCR-Ts targeting Preferentially Expressed Antigen in Melanoma, or PRAME. Like MAGE-C2, PRAME contributes to tumorigenesis by suppressing cellular signals that control cell division, and higher expression levels of PRAME in tumors correlate with increased metastasis and poor patient outcomes. PRAME is a CTA that, like MAGE-C2 and MAGE-A4, is absent in adult tissues except in the ovaries and testis. Approximately 50% of NSCLCs, approximately 25% of cervical cancers, approximately 90% of head and neck cancers, and approximately 10-90% of sarcomas (depending on sub-type) express PRAME. Notably, sarcoma subtypes that highly express PRAME also highly express MAGE-A4, making this an attractive indication for multiplex therapy. We are currently advancing three PRAME TCR-T therapy product candidates: TSC-203-A0201 (PRAME, HLA-A*02:01), currently in Phase 1 development; TSC-203-B0702 (PRAME, HLA-B*07:02), currently in lead optimization; and TSC-203-A2402 (PRAME, HLA-A*24:02) currently in discovery.

TSC-204 (MAGE-A1)

We are developing the TSC-204 series of TCR-T therapy product candidates as TCR-Ts targeting melanoma-associated antigen 1, or MAGE-A1. MAGE-A1 is a cancer/testis gene frequently overexpressed in a wide variety of solid tumors, including approximately 45% of head and neck cancers, 50% of cervical cancers and 50% of NSCLC. Using our TargetScan platform, we initially identified MAGE-A1 as one of the targets of expanded T cells from a head and neck cancer patient responding to checkpoint inhibitor therapy. Multiple different TCRs from this patient recognize a novel HLA-C*07:02-restricted epitope of MAGE-A1, and one of these TCRs is the basis of TSC-204-C0702 (MAGE-A1, HLA-C*07:02), currently in Phase 1 development. In addition to this TCR-T therapy product candidate, we further expanded the TSC-204 series by using ReceptorScan to identify additional TCRs for MAGE-A1 epitopes presented on several other common HLA alleles to further expand the addressable patient population. We are currently advancing five MAGE-A1 TCR-T therapy product candidates: TSC-204-A0201 (MAGE-A1, HLA-A*02:01), currently in Phase 1 development; TSC-204-C0702 (MAGE-A1, HLA-C*07:02), currently in Phase 1 development; TSC-204-A0101 (MAGE-A1, HLA-A*01:01) currently in Phase 1 development; TSC-204-A0301 (MAGE-A1, HLA-A*03:01) currently in discovery; and TSC-204-B0702 (MAGE-A1, HLA-B*07:02) currently in discovery.

We are continuing to leverage our platform technologies to expand patient eligibility for multiplex TCR-T therapy. We plan to expand the ImmunoBank to address different HLA types to enable customized multiplex TCR-T therapy product candidates while also addressing the potential issue of HLA loss leading to resistance for a wide range of solid tumor patients.

Clinical Development Plan for Our Solid Tumor Program

For the initial first-in-human studies for our solid tumor TCR-T therapy product candidates, we are evaluating multiple TCRs in parallel to determine the safety and preliminary efficacy of multiplex TCR-T therapy. The FDA has cleared our IND application for T-Plex, which serves as the primary IND application for our solid tumor program, enabling customized simultaneous administration of TCR-T therapy product candidates to be administered to patients based on the targets and HLAs expressed in their tumors. Specific TCRs for each patient are chosen from the ImmunoBank consisting of high affinity, naturally occurring TCRs that recognize a variety of prevalent cancer-specific targets and are associated with common HLA types. Each unique TCR-T therapy product candidate has been or will be filed as a secondary IND application and will reference the primary T-Plex IND application.

In addition to the T-Plex IND application, the FDA has cleared secondary IND applications for seven TCR-T therapy product candidates: TSC-203-A0201 (PRAME, HLA-A*02:01); TSC-200-A0201 (HPV16, HLA-A*02:01); TSC-201-B0702 (MAGE-C2, HLA-B*07:02); TSC-202-A0201 (MAGE-A4, HLA-A*02:01); TSC-204-A0201 (MAGE-A1, HLA-A*02:01); TSC-204-C0702 (MAGE-A1, HLA-C*07:02); and TSC-204-A0101 (MAGE-A1, HLA-A*01:01). We have initiated a multicenter Phase 1 clinical trial to evaluate the safety, preliminary efficacy, and feasibility of repeat dosing of multiplex TCR-T therapy. We are enrolling patients with NSCLC, sarcoma, head and neck cancer, cervical cancer, and anal and genital cancer. We expect that many of the clinical trial sites enrolling patients in our heme malignancies program are planning to join our solid tumor Phase 1 study. We are currently enrolling and treating patients in this study.

After establishing single agent safety for each of our initial solid tumor TCR-T therapy product candidates in a multi-arm Phase 1 clinical trial, we plan to test our solid tumor TCR-T therapy product candidates in combination with other TCR-T therapy product candidates in the ImmunoBank in patients who are positive for the respective targets of these therapies. We will explore up to three-TCR simultaneous administrations in patients who are positive for the respective targets. A summary of our planned Phase 1 clinical strategy is shown below.

Dose Escalation Scheme Provides a Rapid Path to Multiplex TCR-T Therapy in Phase 1

Anticipated timeline

As we advance our solid tumor program, we anticipate submitting IND filings for additional TCRs. We believe this trial will serve as the first step towards our long-term goal of expanding the ImmunoBank to provide customized multiplex TCR-T therapy product candidates for virtually any patient with a solid tumor malignancy. We have successfully manufactured product candidates and infused patients with singleplex therapy and expect to dose our first multiplex patient in the first half of 2025. We plan to report safety and response data for multiplex therapy in the second half of 2025.

ImmunoBank – Flexible Content for Diverse Platforms

Our current clinical development strategy is based on autologous T cell engineering. As the field of T cell engineering evolves, a wide variety of additional manufacturing platforms are being developed that may further improve TCR-T products. For example, companies such as Lyell Immunopharma, Inc. are developing methods to enhance autologous T cell engineering to provide improved duration of efficacy, while companies such as Allogene Therapeutics, Inc. are developing ways to engineer allogeneic T cells and companies such as Umoja Biopharma, Inc. are developing ways to engineer T cells in vivo. All of these engineering platforms require validated “content” – TCRs that recognize tumor-specific antigens on cancer cells without recognizing problematic off-targets. As we advance the ImmunoBank of TCRs through clinical development, we intend to continue to optimize our own manufacturing platform, in preparation for potential commercial manufacturing. Ultimately, we aspire to build the largest collection of validated TCR “content” that can be used with a variety of T cell engineering platforms.

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

Our Platform

Our proprietary platform is designed to: (i) discover anti-cancer TCRs from patients with exceptional responses to immunotherapy; (ii) determine novel targets of clinically relevant TCRs; (iii) discover novel TCRs that recognize clinically validated targets; (iv) identify off-target interactions of TCRs to eliminate candidates that could potentially pose a safety risk; and (v) manufacture TCR-T therapy product candidates efficiently and consistently without the use of viral vectors using our T-Integrate technology. The central elements of our platform that we believe differentiate us from other cell therapy companies are TargetScan, ReceptorScan, SafetyScan, the ImmunoBank, and T-Integrate.

ImmunoBank
SafetyScan Screen
SafetyScan Screen
TargetScan
Discover the natural target of any TCR
Cell (2019) **178,** 1016-28
ReceptorScan
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

ReceptorScan. To further expand our ability to discover and develop therapeutic TCRs, we have developed our proprietary ReceptorScan technology to enable us to identify and clone highly active TCRs that recognize known or clinically validated targets. We co-culture hundreds of millions of CD8+ T cells from either healthy donors or cancer patients with dendritic cells, also referred to as antigen-presenting cells, that display the target antigen of interest to the T cells. T cells that recognize the target of interest proliferate and are subsequently isolated based on their ability to recognize a fluorescently labeled version of the target. We then use single cell sequencing to identify the specific TCR sequences that recognize the target. Our novel technologies allow us to gene-synthesize hundreds of TCRs simultaneously and to rapidly sort through hundreds of target-specific TCRs in a single high-throughput screen to identify the most active clones. Using ReceptorScan, we have identified our two lead TCR-T therapy product candidates, TSC-100 targeting HA-1 and TSC-101 targeting HA-2, as well as several other pipeline programs, including TSC-203-A0201 (PRAME, HLA-A*02:01), TSC-200-A0201 (HPV16, HLA-A*02:01), TSC-204-A0201 (MAGE-A1, HLA-A*02:01), TSC-204-A0101 (MAGE-A1, HLA-A*01:01), and TSC-202-A0201 (MAGE-A4, HLA-A*02:01).

SafetyScan. SafetyScan is designed to identify potential off-target interactions of a given TCR and eliminate those TCR candidates that cross-react with proteins expressed at high levels in normal tissue. We believe this will allow us to reduce the risk and enhance the potential safety profile of our TCR-T therapy product candidates early in development before we initiate clinical trials.

ImmunoBank. We are expanding the ImmunoBank, our diverse repository of therapeutic TCRs, to allow for multiplex TCR-T therapy, which has the potential to address the heterogeneous nature of solid tumors and address resistance developing due to loss of a single HLA haplotype. We believe this approach may allow us to overcome the limitations and challenges of TCR-T development to date. We continue to prioritize expanding the ImmunoBank with TCRs for additional targets as well as multiple HLA types for each target, thus helping us overcome the key solid tumor resistance mechanisms of target loss and HLA loss. Finally, we are expanding the ImmunoBank to have the flexibility to be used with new and optimized methods of T cell engineering that we may develop over time. We have built the ImmunoBank to be compatible with autologous, allogeneic, and in vivo engineering technologies in order to potentially transition to generating off-the-shelf products for direct, customized administration to patients.

T-Integrate. Manufacturing cell therapies is highly complex, and associated challenges have led to significant delays or failures in the development of many cell therapies. To enable the rapid, cost-effective, and consistent manufacturing of TCR-T therapy product candidates, we have developed a non-viral vector delivery system that we refer to as T-Integrate. Our TCR-T therapy product candidates are manufactured using a transposon/transposase system, in which the DNA encoding the TCR is manufactured as a Nanoplasmid™, a non-viral vector. The Nanoplasmid, together with an mRNA sequence encoding a transposase enzyme, is introduced into the T cell by electroporation. After the T cell translates the mRNA into protein, the transposase enzyme inserts the TCR sequence from the Nanoplasmid, as well as any enhancements such as CD8a/b and DN-TGFbRII, into the genome of the T cell. This system is highly reproducible, as the only required components are a Nanoplasmid, which is different for each TCR product, and an mRNA, which is constant for all TCR products. Unlike lentivirus, both components are routinely manufactured in a cost-effective manner without the need for extensive process development.

We have a 51,100 square-foot GMP manufacturing facility (consisting of GMP clean room suites, laboratories, warehouse and office space) to manufacture clinical supply for our TCR-T therapy product candidates. Our manufacturing platform has enabled us to efficiently develop and manufacture many different TCR-T therapy product candidates, allowing us to deliver customized multiplex therapy to patients with cancer. We have successfully manufactured product candidates and have dosed patients in both our heme malignancies and solid tumor Phase 1 programs. The FDA has cleared eight IND applications for our solid tumor program, including our primary IND application T-Plex, which supports the use of multiple TCR-T therapy product candidates to create customized multiplex TCR-T therapy, as well as IND applications for TSC-200-A0201 (HPV16, HLA-A*02:01), TSC-201-B0702 (MAGE-C2, HLA-B*07:02), TSC-202 (MAGE-A4, HLA-A*02:01), TSC-203-A0201 (PRAME, HLA-A*02:01), TSC-204-A0201 (MAGE-A1, HLA-A*02:01), TSC-204-C0702 (MAGE-A1, HLA-C*07:02), and TSC-204-A0101 (MAGE-A1, HLA-A*01:01), demonstrating our manufacturing capabilities. To further increase our clinical manufacturing capacity and prepare for potential commercialization, we have engaged a global contract development and manufacturing organization, or CDMO, with worldwide commercial capabilities to support both the heme and solid tumor programs. The CDMO is on track to support clinical manufacturing of the heme program in the second half of 2025.

License and Collaboration Agreements

Collaboration Agreement with Amgen

On May 8, 2023, we entered into a Research Collaboration and License Agreement with Amgen Inc. (Amgen), or the Amgen Agreement, to identify antigens recognized by T cells in patients with Crohn’s disease utilizing our proprietary target discovery platform, or TargetScan. Under the terms of the Amgen Agreement, Amgen will then evaluate a variety of modalities to create therapeutics based on targets discovered by TScan and will retain all global development and commercialization rights. Amgen made an upfront payment of $30.0 million to us, and we are eligible to earn success-based milestone payments of over $500 million based upon the achievement of certain development and commercial milestones, as well as tiered single-digit royalty payments on net sales of products developed from the collaboration, subject to reductions set forth in the Amgen Agreement.

Exclusive Patent License Agreement with BWH

On December 5, 2018, we entered into an Exclusive Patent License Agreement with The Brigham and Women’s Hospital, Inc., or BWH, as amended on July 26, 2019 and further amended and restated on April 20, 2021, or, collectively, the BWH Agreement, pursuant to which we obtained an exclusive, sublicensable, worldwide license to practice under certain of BWH’s patent rights for identifying T cell epitopes, which are relevant to our TargetScan technology for identifying potential therapeutic products. The original 2018 BWH Agreement granted us the right to practice BWH’s patent rights in a certain field of use, MHC Class I License Field. In connection with the amendment and restatement of the BWH Agreement in 2021, we expanded the field of use in which we are authorized to practice BWH’s patent rights to include MHC Class II uses and applications in exchange for certain additional payments to BWH. We are obligated to use commercially reasonable efforts to develop and commercialize at least one product or process that practices the licensed patent rights and at least one therapeutic or diagnostic product or process directed to an epitope identified through practicing the licensed patent rights.

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

Non-Exclusive License Agreement with Provincial Health Services Authority

On October 15, 2020, we entered into a Non-Exclusive License Agreement with the Provincial Health Services Authority of British Columbia, or PHSA, and such agreement, the PHSA Agreement. Pursuant to the PHSA Agreement, we obtained a non-exclusive, perpetual, non-transferable, sublicensable, worldwide license to practice certain of PHSA’s patent rights for identifying T cell epitopes, which epitopes are relevant to our platform for identifying potential TCR-T therapy product candidates. Any sublicenses we grant to PHSA’s patent rights must also include a license of our own intellectual property; we are not permitted to sublicense PHSA’s rights on a standalone basis.

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

Royalty Agreement

In connection with our incorporation in April 2018, we entered into a royalty agreement with one of our founders. We amended and restated this royalty agreement in June 2018, and our founder assigned his rights and obligations under the royalty agreement to one of his affiliated entities in January 2021. Pursuant to the royalty agreement, we are required to pay him a royalty of 1% of net sales (as defined in the royalty agreement) of any product sold by us or by any of our direct or indirect licensees for use in the treatment of any disease or disorder covered by a pending patent application or issued patent held or controlled by us as of the last date that the founder was providing services to us as a director or consultant under a written agreement. Royalties are payable with respect to each applicable product on a country-by-country and product-by-product basis, beginning on the first commercial sale of the first royalty-bearing product and ending on the later of (i) the date on which the exploitation of such royalty-bearing product is no longer covered by such patent in such country or (ii) the 15th anniversary of the first commercial sale of the first royalty-bearing product in such country. We may not assign our rights and obligations under the royalty agreement except in the event of a change in control relating to our company. The term of the royalty agreement continues until expiration of the last applicable royalty term.

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

We have designed our programs to use a transposon vector and corresponding transposase enzyme, which is derived from sfR fall armyworm, to deliver our TCRs into the genome of T cells. Our transposon/transposase system effectively inserts our TCRs and other exogenous genes, such as CD8, at random locations in the genome. The transposon is delivered as a Nanoplasmid™ and has no antibiotic selection element, reducing the risk of inadvertent transmission of antibiotic resistance into T cells. The transposase is delivered as mRNA. mRNA is transiently expressed in the cell, reducing exposure of cells to prolonged transposase activity, which could result in multiple transposition events where the transposon would be moved around the genome.

We have developed a manufacturing process currently producing product for clinical studies, using industry standard equipment and instrumentation. The equipment and instrumentation used in our manufacturing facility allows for functionally closed processes in a small footprint. For clinical product manufacturing, we use single-use bag and tubing kits, supplies, and process reagents that are available from well-established vendors who specialize in supplying clinical grade reagents for the cell and gene therapy industry. Our TCR-T therapy product candidates are released and characterized using well-developed analytical methods. The final product used in clinical studies is cryopreserved, simplifying logistics and reducing risk of delivery failures to support patient dosing. We have controls and safeguards throughout the entire process to ensure product identity, integrity, sterility, and chain of custody. A clearly defined and documented manufacturing process, performed by trained operators using specialized instrumentation in an appropriately designed, commissioned, and operated manufacturing facility is critical for the manufacturing of safe, effective, and well-characterized cell therapies.

Our cell product manufacturing facility in Waltham, MA has been designed and built to support multiple programs through Phase 1 and Phase 2 clinical development, with a projected capacity to support up to 250 TCR-T components per year. We believe internalizing our manufacturing process and product testing enables us to better control this key aspect of clinical development and reduces the risk of program delay due to third-party reliance. We continue to refine our manufacturing process to ensure it is commercially viable with focus on cost, consistency, and manufacturing success rate. We have engaged a CDMO with global capabilities to support increased capacity and potential commercial manufacturing. The CDMO is on track to support clinical manufacturing of the heme program in the second half of 2025.

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

We face competition from segments of the pharmaceutical, biotechnology and other related markets that pursue the development of TCR-based or cell-based therapies for the treatment of cancer. We expect to compete with a number of other TCR-based companies, utilizing both cell therapy and other therapeutic modalities, such as Immatics N.V., Adaptimmune Therapeutics, Plc., Affini-T Therapeutics, Inc., Medigene AG, T-Knife GmbH, Enara Bio Ltd., Immunocore Holdings, Plc., and 3T Biosciences Inc. We may also face competition from companies focused on other T cell therapies (e.g., TIL, CAR-T, gammadelta T cells) such as Iovance Biotherapeutics, Inc., Instil Bio, Inc., Achilles Therapeutics plc, Kite Pharma, Inc., a subsidiary of Gilead, Inc. (including Yescarta, which is approved for the treatment for large B cell lymphoma or follicular lymphoma, two types of non-Hodgkin lymphoma), Juno Therapeutics, Inc., a subsidiary of Bristol-Myers Squibb, Inc., Regeneron Pharmaceuticals, Inc., through their acquisition of 2seventy Bio, Inc.’s research pipeline, AstraZeneca plc, through their acquisition of Gracell Biotechnologies, Inc., Legend Biotech Corporation, Autolus Therapeutics plc, Sana Biotechnology, Inc., Lyell Immunopharma, Inc., Allogene Therapeutics, Inc., Century Therapeutics, Inc., and Adicet Bio, Inc. There are also companies utilizing other cell-based approaches that may be competitive to our product candidates. For example, companies such as Takeda Pharmaceutical Company, Ltd., Celyad, S.A., ImmunityBio, Inc., Celularity, Inc., Fate Therapeutics, Inc., and Nkarta, Inc. are developing therapies that target and/or engineer natural killer, or NK, cells. In addition, for our lead programs, TSC-100 and TSC-101, we may face competition from BlueSphere Bio, VOR Biopharma, Inc., IN8bio, Inc., Orca Biosystems, Inc., and Marker Therapeutics, Inc., who are also developing cell therapies in the post-HCT setting. The named companies are not fully inclusive of all possible competitive threats.

Furthermore, we also face competition more broadly across the oncology market for cost-effective and reimbursable cancer treatments. The most common methods of treating patients with cancer are surgery, radiation, and drug therapy, including chemotherapy, hormone therapy, biologic therapy, such as monoclonal and bispecific antibodies, immunotherapy, cell-based therapy, and targeted therapy, or a combination of any such treatments. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. While our TCR-T therapy product candidates, if any are approved, may compete with these existing drugs and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, our TCR-T therapy product candidates may not be competitive with them. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. As a result, obtaining market acceptance of, and gaining a significant share of the market for, and commanding a certain price for any of our TCR-T therapy product candidates that we successfully introduce to the market may pose challenges. In addition, many companies are developing new oncology therapeutics, and we cannot predict what the standard of care will be as our product candidates progress through clinical development.

We could see a reduction or elimination in our commercial opportunity if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient to administer, are less expensive, are more accessible, or receive a more favorable label than our TCR-T therapy product candidates. Our competitors also may obtain FDA or other regulatory approval for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. The key competitive factors affecting the success of all of our TCR-T therapy product candidates, if approved, are likely to be their efficacy, safety, convenience, accessibility, price, and the availability of reimbursement from government and other third-party payors.

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

As of the date hereof, our patent portfolio includes a patent family exclusively licensed from BWH, including a granted U.S. patent, a pending U.S. non-provisional patent application, and multiple foreign granted patents and non-provisional patent applications, relating to methods and compositions for identifying target antigens specific to T cells. In addition, we have filed applications in multiple patent families including multiple pending U.S. provisional patent applications, multiple granted foreign patents, and more than 140 pending international and foreign patent applications. The claims of these patent applications are directed toward various aspects of our therapy candidates and research programs, including compositions of matter and uses thereof directed to SARS-CoV-2 immunodominant antigens, anti-SARS-CoV-2 TCRs, anti-SARS-CoV-2 vaccines, anti-HA-1 TCRs (including the TSC-100 TCR-T therapy product candidate), anti-HA-2 TCRs (including the TSC-101 TCR-T therapy product candidate), anti-HPV TCRs (including the TSC-200 TCR-T therapy product candidate), anti-MAGE-C2 TCRs (including the TSC-201 TCR-T therapy product candidate), anti-MAGE-A4 TCRs (including the TSC-202 TCR-T therapy product candidate), anti-PRAME TCRs (including the TSC-203 TCR-T therapy product candidate), and anti-MAGE-A1 TCRs (including the TSC-204 TCR-T therapy product candidate), as well as platform technologies including a phospholipid scrambling reporter-based T cell antigen screening platform and certain screening methods thereof, and a TCR multiplexing platform and certain therapeutic methods thereof. These patent applications, if issued, are expected to expire on various dates from 2038 through 2045, in each case without taking into account any possible patent term adjustments or extensions and assuming that appropriate maintenance and governmental fees are paid.

Heme Malignancies Program Product Patent Families

We have filed multiple patent families encompassing pending U.S. and foreign patent applications covering aspects of our heme malignancies programs including claims to the composition-of-matter and uses thereof of TSC-100, TSC-101, and other anti-HA-1 and anti-HA-2 TCRs and related T cell therapies. We expect the issued Australian and Singaporean patents, as well as any additional patents within these families, if issued, to expire no earlier than 2041 (without taking into account any possible patent term adjustments or extensions and assuming that appropriate maintenance and governmental fees are paid).

Solid Tumor Program Product Patent Families

We have filed multiple patent families encompassing pending U.S. and foreign patent applications covering aspects of our solid tumor programs including claims to the composition-of-matter of anti-HPV, anti-MAGE-C2, anti-MAGE-A4, anti-PRAME, anti-MAGE-A1 TCRs, and related T cell therapies. We expect the issued Australian patents, as well as any additional patents within these families, if issued, to expire no earlier than 2042 (without taking into account any possible patent term adjustments or extensions and assuming that appropriate maintenance and governmental fees are paid).

Infectious Disease Product Patent Families

We have filed multiple patent families encompassing pending U.S. and foreign patent applications covering aspects of our infectious disease programs including claims to the composition-of-matter of SARS-CoV-2 immunodominant antigens, anti-SARS-CoV-2 TCRs, and the composition-of-matter of certain SARS-CoV-2 vaccines. We expect the issued Australian and Democratic Republic of the Congo patents, as well as any additional patents within these families, if issued, to expire no earlier than 2041 (without taking into account any possible patent term adjustments or extensions and assuming that appropriate maintenance and governmental fees are paid). Certain of these pending patent applications are jointly owned by us and AHS Hospital Corporation, or AHS. AHS has exclusively licensed their interest in such patent applications to us.

Platform Technology

We have filed a patent family encompassing pending U.S. and foreign patent applications covering aspects of our reporter-based T cell antigen screening platform. We expect any claims within this family, if issued, to expire no earlier than 2041 (without taking into account any possible patent term adjustments or extensions and assuming that appropriate maintenance and governmental fees are paid).

In addition, we have filed several patent families encompassing pending U.S. and foreign patent applications covering certain multiplexed TCR compositions and certain therapeutic methods thereof. We expect any claims within these families, if issued, to expire no earlier than 2043 (without taking into account any possible patent term adjustments or extensions and assuming that appropriate maintenance and governmental fees are paid).

Our pending patent applications may not result in issued patents and we can give no assurance that any patents that might issue in the future will protect our products or provide us with any competitive advantage. Moreover, U.S. provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing of one or more of our related provisional patent applications. With regard to such U.S. provisional patent applications, if we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. While we generally intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any such patent applications will result in the issuance of patents that provide us with any competitive advantage. For more information regarding the risks related to our intellectual property, please see “Item 1A. Risk Factors—Risks Related to Our Intellectual Property” in this Annual Report.

Third-Party Intellectual Property Rights

For certain aspects of our business, we rely on certain technology and intellectual property rights that we in-license from third parties. We have an exclusive patent license from BWH to a patent family directed to aspects of a granzyme B (GzB)-based antigen screening technology platform, as well as compositions-of-matter and certain screening methods thereof (consisting of one granted U.S. patent, one pending U.S. patent application, a granted patent in each of Australia, France, Germany, Great Britain, Japan, Netherlands, Switzerland, and six foreign patent applications pending in Australia, Canada, China, Europe, Hong Kong, and Japan). Any patents issuing from the U.S. and foreign patent applications are expected to expire no earlier than 2038 (without taking into account any possible patent term adjustments or extensions and assuming that appropriate maintenance and governmental fees are paid). We also have a non-exclusive, perpetual, non-transferable patent license from PHSA to a patent family directed to granzyme-based antigen screening methods consisting of an issued U.S. patent that is expected to expire on August 4, 2035 (assuming that appropriate maintenance and governmental fees are paid) and issued Canadian patent that is expected to expire March 25, 2035 (assuming that appropriate maintenance and governmental fees are paid).

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

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, approval, manufacture, distribution and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, post-approval monitoring, advertising, promotion, sampling and import and export of our products. Our drugs must be approved by the FDA as biologics through the BLA approval process applicable to gene therapy product candidates before they may be legally marketed in the U.S.

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

IND Application and Clinical Trials

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements. Clinical trials are conducted under written study protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Prior to commencing the first clinical trial, an initial IND application, which contains the results of preclinical testing along with other information, such as information about product chemistry, manufacturing and controls and a proposed protocol, must be submitted to the FDA. The IND application automatically becomes effective 30 days after receipt by the FDA unless the FDA, within the 30-day time period, raises concerns or questions about the drug product or the conduct of the clinical trial and imposes a clinical hold. A clinical hold may also be imposed at any time while the IND application is in effect. In such a case, the IND application sponsor must resolve any outstanding concerns with the FDA before the clinical trial may begin or re-commence. Accordingly, submission of an IND application may or may not result in the FDA allowing clinical trials to commence or continue.

In addition to the submission of an IND application to the FDA before initiation of a clinical trial in the U.S., certain human clinical trials involving recombinant or synthetic nucleic acid molecules are subject to oversight of institutional biosafety committees, or IBCs, as set forth in the National Institutes for Health, or NIH, Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or NIH Guidelines. Under the NIH Guidelines, recombinant and synthetic nucleic acids are defined as: (i) molecules that are constructed by joining nucleic acid molecules and that can replicate in a living cell (i.e., recombinant nucleic acids); (ii) nucleic acid molecules that are chemically or by other means synthesized or amplified, including those that are chemically or otherwise modified but can base pair with naturally occurring nucleic acid molecules (i.e., synthetic nucleic acids); or (iii) molecules that result from the replication of those described in (i) or (ii). Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an Institutional Biosafety Committee (IBC), a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.

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

A separate submission to the existing IND application must be made for each successive clinical trial to be conducted during product development. Further, an independent Institutional Review Board, or IRB, for each site at which the clinical trial will be conducted must review and approve the clinical trial before it commences at that site. Informed written consent must also be obtained from each trial subject. Regulatory authorities including the FDA, or IRB, or the sponsor, may suspend or terminate a clinical trial at any time on various grounds, including a finding that the participants are being exposed to an unacceptable health risk or that the clinical trial is not being conducted in accordance with FDA requirements. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization as to whether or not a trial may move forward at designated check points based on access to certain data from the trial and may recommend halting the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy.

Human clinical trials for BLA approval typically involve a three-phase process, although some phases may overlap or be combined. Phase 1, the initial clinical evaluations, consists of administering the drug and testing for safety and tolerated dosages and in some indications, such as rare disease, as preliminary evidence of efficacy in humans. Phase 2 involves a study to evaluate the effectiveness of the drug for a particular indication and to determine optimal dosage and dose interval and to identify possible adverse side effects and risks in a larger patient group. When a product is found safe, and initial efficacy is established in Phase 2, it is then evaluated in Phase 3 clinical trials. Phase 3 trials consist of expanded multi-location testing for efficacy and safety to evaluate the overall benefit-to-risk index of the investigational drug in relationship to the disease treated. In March 2022, the FDA released a final guidance, “Expansion Cohorts: Use in First-In-Human Clinical Trials to Expedite Development of Oncology Drugs and Biologics,” which outlines how drug developers can utilize an adaptive trial design in early stages of oncology drug development (i.e., the first-in-human clinical trial) to compress the traditional three phases of trials into one continuous trial called an expansion cohort trial. Expansion cohort trials can potentially bring efficiency to drug development and reduce developmental costs and time.

All clinical trials must be conducted in accordance with FDA regulations, GCP requirements and their protocols in order for the data to be considered reliable for regulatory purposes. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. The results of preclinical and human clinical testing are submitted to the FDA in the form of a BLA for approval to commence commercial sales. Our clinical trials may not be completed successfully within any specified period, or at all. Government regulation may delay or prevent marketing of product candidates or new drugs for a considerable period of time and impose costly procedures upon our activities.

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

The Biologics License Application Approval Process

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

During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND application, at the End-of-Phase 1 or 2, and before a Biologics License Application, or BLA, is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice and for the sponsor and the FDA to reach agreement on the next phase of development.

The results of product development, non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of a BLA requesting approval to market the product for its intended indication. The FDA reviews all BLAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. It may request additional information rather than accept a BLA for filing. In this event, the BLA must be resubmitted with the additional requested information. The resubmitted application also is subject to review before the FDA accepts it for filing. The FDA has 60 days from its receipt of a BLA to conduct an initial review to determine whether the application will be accepted for filing based on the agency’s threshold determination that the application is sufficiently complete to permit substantive review. The FDA reviews a BLA to determine, among other things, whether the proposed product is safe and potent, or effective, for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA has agreed to specific performance goals on the review of BLA’s. Specifically, under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, as amended, the FDA has ten months, from the filing date, in which to complete its initial review of an original BLA and respond to the applicant, and six months from the filing date of an original BLA designated for priority review. The review process may be extended by the FDA for three additional months to consider certain late-submitted information or information intended to clarify information already provided in the submission. After the FDA completes its substantive review of a BLA, it will communicate to the sponsor that the drug will either be approved, or it will issue a complete response letter to communicate that the BLA will not be approved in its current form and inform the sponsor of changes that must be made or additional clinical, non-clinical or manufacturing data that must be received before the application can be approved, with no implication regarding the ultimate approvability of the application or the timing of any such approval, if ever. If or when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the BLA, the FDA may issue an approval letter. The FDA has committed to reviewing such resubmissions in two to six months depending on the type of information included. The FDA may refer applications for novel drug products or drug products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation, and a recommendation as to whether the application should be approved and, if so, under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving a BLA, the FDA typically will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA may inspect one or more clinical sites to assure compliance with GCP. For a gene therapy product, the FDA also will not approve the product if the manufacturer is not in compliance with current Good Tissue Practice, or cGTP. These are FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues, and cellular and tissue-based products, or HCT/Ps, which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the cGTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through appropriate screening and testing. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it typically will outline the deficiencies and often will request additional testing or information. This may significantly delay further review of the application. If the FDA finds that a clinical site did not conduct the clinical trial in accordance with GCP, the FDA may determine the data generated by the clinical site should be excluded from the primary efficacy analyses provided in the BLA. Additionally, notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

Market Exclusivity

The Patient Protection and Affordable Care Act, as amended by the Health Care Education and Reconciliation Act, or, collectively, the ACA, signed into law on March 23, 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or the BPCIA, which created an abbreviated approval pathway for biological products shown to be similar to, or interchangeable with, an FDA-approved reference biological product. Bio similarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical trial or trials. Interchangeability requires that a product is biosimilar to the reference product, and the product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. However, complexities associated with the larger, and often more complex, structure of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation that are still being worked out by the FDA.

A reference biological product is granted four- and 12-year exclusivity periods from the time of first licensure of the product. FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product, and FDA will not approve an application for a biosimilar or interchangeable product based on the reference biological product until 12 years after the date of first licensure of the reference product. The FDA may approve multiple “first” interchangeable products so long as they are all approved on the same first day of marketing. “First licensure” typically means the initial date the particular product at issue was approved in the U.S. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity, or potency. Therefore, one must determine whether a new product includes a modification to the structure of a previously approved product that results in a change in safety, purity, or potency to assess whether the licensure of the new product is a first licensure that triggers its own period of exclusivity. Whether a subsequent application, if approved, warrants exclusivity as the “first licensure” of a biological product is determined on a case-by-case basis with data submitted by the sponsor.

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

Under current statutory sunset provisions, the FDA may award a PRV for an approved rare pediatric disease product application only if the sponsor has received rare pediatric disease designation for the drug by December 20, 2024, and after September 30, 2026, the FDA may not award any rare pediatric disease PRVs. Congress may vote to reauthorize this program, but its future remains unknown at this time.

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

Additionally, a biologic product may be eligible for accelerated approval if it is designed to treat a serious or life-threatening disease or condition and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biologic product candidate receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials and, under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is now permitted to require that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials intended for dissemination or publication.

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

Prescription drug advertising is subject to federal, state, and foreign regulations. In the U.S., the FDA regulates prescription drug promotion, including direct-to-consumer advertising. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. Any distribution of prescription drug products and pharmaceutical samples must comply with the U.S. Prescription Drug Marketing Act, a part of the FDCA. Additionally, under FDORA, sponsors of approved biologics must provide 6 months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed.

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

Federal false claims and false statement laws, including the civil False Claims Act, prohibits any person or entity from, among other things, knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent. Although we would not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. The federal False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the federal False Claims Act and to share in any monetary recovery. For example, pharmaceutical companies have been found liable under the Federal Civil False Claims Act in connection with their off-label promotion of drugs. Penalties for a civil False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the Federal False Claims Act is a civil statute, conduct that results in a False Claims Act violation may also implicate various federal criminal statutes. If the government were to allege that we were, or convict us of, violating these false claims laws, we could be subject to a substantial fine and may suffer a decline in our stock price. In addition, private individuals have the ability to bring actions under the Federal Civil False Claims Act and certain states have enacted laws modeled after the Federal False Claims Act.

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

There are also an increasing number of state laws that require manufacturers to make reports to states on pricing and marketing information. Many of these laws contain ambiguities as to what is required to comply with the laws. For example, federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs. In addition, as discussed below, a similar federal requirement under the Physician Payments Sunshine Act, requires certain manufacturers to track and report to the federal government certain payments provided to physicians, certain other licensed health care practitioners and teaching hospitals made in the previous calendar year, as well as certain ownership and investment interests held by physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), certain other licensed healthcare practitioners, and their immediate family members. These laws may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state and federal authorities.

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

Healthcare Legislative Reform

In both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research.

Other legislative changes have been proposed and adopted since the ACA was enacted.

•
The Budget Control Act of 2011, which, among other things, created measures for spending reductions by Congress. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. Subsequent legislation extended the 2% reduction which remains in effect through 2031. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers were further reduced starting on January 1, 2025; however legislation has been introduced in the U.S. Congress that would, if enacted, reverse these payment reductions. In addition to provider payment cuts under Medicare, the American Rescue Plan Act of 2021 also eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. These laws and regulations may result in additional reductions in Medicare and other healthcare funding available for healthcare providers and may otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
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

At a federal level, President Trump reversed some of President Biden’s executive orders including rescinding Executive Order 14087 entitled “Lowering Prescription Drug Costs for Americans." President Trump may issue new executive orders designed to impact drug pricing. A number of these and other proposed measures may require authorization through additional legislation to become effective. Congress and the Trump administration have indicated that they will continue to seek new legislative measures to control drug costs.

The Inflation Reduction Act of 2022 (IRA) includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 which began in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The outcome of these challenges on the IRA, and the effects of the IRA on our business and the healthcare industry in general are not yet known.

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

European Union Drug Review and Approval

Clinical Trial Approval

In the EU, an applicant for authorization of a clinical trial must obtain prior approval from the national competent authority of the EU Member States in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific study site after the relevant independent ethics committee has issued a favorable opinion. In April 2014, the EU adopted the Clinical Trials Regulation (EU) No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022. It overhauls the system of approvals for clinical trials in the EU. Specifically, the Clinical Trials Regulation, which is directly applicable in all EU Member States (meaning that no national implementing legislation in each EU Member State is required), aims at simplifying and streamlining the approval of clinical trials in the EU. For instance, it provides for a streamlined application procedure via a single-entry point (instead of submitting applications separately to each national competent authority and ethics committee in the Member States in which the trial will be conducted) and strictly defined deadlines for the assessment of clinical trial applications. The Clinical Trials Regulation also makes it more efficient for EU Member States to evaluate and authorize applications together, via the Clinical Trials Information System. The transitory provisions of the Clinical Trials Regulation provide that, by January 31, 2025, all ongoing clinical trials must have transitioned to the Clinical Trials Regulation.

Marketing Authorization

In the EU, medicinal products can only be commercialized after obtaining a marketing authorization. There are two types of marketing authorizations: (1) the centralized authorization, which is issued by the European Commission through the centralized procedure based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, a body of the EMA, and which is valid throughout the entire territory of the European Economic Area, or EEA (comprising the EU Member States plus Norway, Iceland and Liechtenstein); and (2) national marketing authorizations, which are issued by the competent authorities of the Member States and only authorize marketing in that Member State’s national territory and not the EEA as a whole.

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

All of the aforementioned EU rules are generally applicable in the EEA.

Reform of the Regulatory Framework in the European Union

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). The European Commission has provided the legislative proposals to the European Parliament and the European Council for their review and approval, and, in April 2024, the European Parliament proposed amendments to the legislative proposals. Once the European Commission’s legislative proposals are approved (with or without amendment), they will be adopted into EU law.

Brexit and the Regulatory Framework in the United Kingdom

The UK formally left the EU on January 31, 2020, and the EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued but does not provide for wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, the UK has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended). The regulatory regime in the UK therefore largely aligns with current EU regulations, however it is possible that these regimes will diverge in the future now that the UK’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. For example, the EU Clinical Trials Regulation does not apply in the UK and the current UK clinical trials legislation is based on the now repealed Clinical Trials Directive 2001/20/EC. However, on December 12, 2024, the UK government introduced a legislative proposal – the Medicines for Human Use (Clinical Trials) (Amendment) Regulations 2024 – that, if implemented, will replace the current regulatory framework for clinical trials in the UK. The legislative proposal aims to provide a more flexible regime to make it easier to conduct clinical trials in the UK and increase the transparency of clinical trials conducted in the UK. This includes a notification scheme to enable lower-risk clinical trials to be automatically approved by the MHRA, where the risk is similar to that of standard medical care (although such trials would still require ethics committee approval). Such Regulations are expected to come into force in early 2026. Notwithstanding that there is no wholesale recognition of EU pharmaceutical legislation under the TCA, under a new framework put in place by the MHRA on January 1, 2024, the MHRA may take into account decisions on the approval of marketing authorizations from the EMA (and certain other regulators) when considering an application for UK marketing authorizations.

On February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, and the medicines aspects of the Windsor Framework have applied since January 1, 2025. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. In particular, the MHRA is now responsible for approving all medicinal products destined for the UK market (Great Britain and Northern Ireland), and the EMA no longer has any role in approving medicinal products destined for Northern Ireland under the EU centralized procedure. A single UK-wide marketing authorization will be granted by the MHRA for all novel medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. In addition, the new arrangements require all medicines placed on the UK market to be labeled “UK only”, indicating they are not for sale in the EU.

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

Human Capital

As of February 28, 2025, we had 194 full-time employees and 1 part-time employee, 41 of whom have Ph.D. or M.D. degrees. Of these full-time employees, 158 employees are engaged in research and development activities and 36 are engaged in finance, business development and other general and administrative functions. None of our employees are represented by labor unions or covered by collective bargaining agreements, and we have not experienced any work stoppages. We consider our relations with our employees to be good.

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

Facilities

Our corporate headquarters is located at 830 Winter Street in Waltham, Massachusetts. The facility at 830 Winter Street is 51,100 square feet consisting of GMP clean room, laboratory, warehouse and office space, with a lease expiration of October 2029. We also lease a facility at 880 Winter Street which is 113,487 square feet of office and laboratory space with a lease termination date of December 2032.

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

Investment in biotechnology product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We are still in the early stages of development of our product candidates and have initiated clinical trials for certain of our product candidates. We have no products licensed for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We have financed our operations primarily through equity issuances, borrowings under secured loan agreements in September 2022 and December 2024 and upfront payments under our existing or previous collaborations.

We have incurred significant net losses in each period since our inception in April 2018. For the years ended December 31, 2024, 2023 and 2022, we reported net losses of $127.5 million, $89.2 million, and $66.2 million, respectively. As of December 31, 2024, we had an accumulated deficit of $375.1 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

•
continue our research and development efforts to identify and develop product candidates and submit additional IND applications for such product candidates;
•
conduct preclinical studies and commence and complete clinical trials for our current and future product candidates based on our proprietary platform;
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
•
hire additional personnel; and
•
continue to operate as a public company.

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

In addition, the success of our proprietary platform in discovering novel targets for TCR-T therapy product candidates is dependent on us obtaining tumor samples from cancer patients who actively respond to cancer immunotherapies. If our ability to obtain a significant amount of such tumor samples in a timely manner is compromised due to unforeseen circumstances, we may not be successful in discovering novel targets and creating new product candidates based on such targets.

Our limited operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.

We are a clinical-stage biotechnology company with a limited operating history. We commenced operations in April 2018, and our operations to date have been limited to organizing and staffing our Company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and initiating clinical trials, entering into licenses and collaborations, establishing capabilities to manufacture our product candidates, and establishing arrangements for component materials for such manufacturing. Although we have initiated clinical trials for certain of our product candidates, we have not yet demonstrated our ability to successfully conduct or complete any clinical trials, obtain marketing approvals, manufacture clinical or commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We have never generated any revenue from sales of our TCR-T therapy product candidates and our ability to generate revenue from product sales and become profitable depends significantly on our success in a number of areas.

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
•
our ability and the ability of our third-party contractors to manufacture adequate clinical and commercial supplies of our product candidates or any future product candidates, to remain in good standing with regulatory authorities and to develop, validate and maintain commercially viable manufacturing processes that are compliant with current good manufacturing practice (cGMP);
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

Since our inception, we have financed our operations through equity issuances, upfront payments under our collaborations and through our debt financings. The development of biotechnology product candidates is capital intensive and we expect our expenses to increase substantially during the next few years. As our product candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our clinical, regulatory, quality and manufacturing capabilities. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to marketing, sales, manufacturing and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company.

As of December 31, 2024, we had $290.1 million in cash, cash equivalents and marketable securities. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our current operating plan into the first quarter of 2027. Accordingly, our existing cash, cash equivalents and marketable securities will not be sufficient for us to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources. We may also need to raise additional funds sooner if we choose to pursue additional indications for our product candidates or otherwise expand more rapidly than we presently anticipate.

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
•
the impact of any public health crises or other external disruptions on our business, results of operations, development plans (including any supply related matters) and financial position;
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

If we are unable to raise additional funds through equity or debt financings, or through collaborations, licensing arrangements or strategic partnerships or other sources when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts.

Global economic uncertainty and financial market volatility caused by political instability, changes in international trade relationships and conflicts could make it more difficult for us to access financing and could adversely affect our business and operations.

Our ability to raise capital is subject to the risk of adverse changes in the market value of our stock. Periods of macroeconomic weakness or recession and heightened market volatility caused by adverse geopolitical developments could increase these risks, potentially resulting in adverse impacts on our ability to raise further capital on favorable terms. The impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China or in the ongoing conflicts between Russia and Ukraine, including resulting sanctions, export controls or other restrictive actions that may be imposed by the U.S. and/or other countries against governmental or other entities in, for example, Russia, also could lead to disruption, instability and volatility in global trade patterns, which may in turn impact our ability to source necessary reagents, raw materials and other inputs for our research and development operations. In addition, political developments impacting government spending and international trade, including changes in trade agreements, potential government shutdowns and trade disputes and tariffs, including tariffs that have been or may in the future be imposed by the United States or other countries and future legislation or actions taken by the United States or other countries that restrict trade, and protectionist or retaliatory measures taken by the United States or other countries, may negatively impact markets and cause weaker macroeconomic conditions. Any of the abovementioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of any political instability and resulting market disruptions are impossible to predict but could be substantial. Any such disruptions may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section.

The U.S. Congress, the Trump administration, or any new administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.

In 2017, the U.S. Congress and the Trump administration made substantial changes to U.S. policies, which included comprehensive corporate and individual tax reform. In addition, the Trump administration called for significant changes to U.S. trade, healthcare, immigration and government regulatory policy in President Trump’s second term. The transitions between the Trump and Biden presidential terms led to substantial changes in the direction and focus of administrative and regulatory policies. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any future administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Although we are not a borrower or party to any financial instruments with any financial institution currently in receivership, if any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds.

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

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our suppliers, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a supplier may determine that it will no longer deal with us as a customer. In addition, a supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on us, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. Any supplier bankruptcy or insolvency, or any breach or default by a supplier, or the loss of any significant supplier relationships, could result in material losses to us and may material adverse impacts on our business.

The terms of our loan agreement place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our operating and financial flexibility.

On December 20, 2024 (the SVB Loan Effective Date), we entered into a Loan and Security Agreement (SVB Loan Agreement) with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (SVB), pursuant to which, SVB will extend up to $52.5 million in a term loan facility, of which $32.5 million was fully funded at the SVB Loan Effective Date. A second tranche of $20.0 million may be funded at SVB’s sole discretion on or prior to June 30, 2026. Our obligations under the SVB Loan Agreement, are secured by a first-priority security interest on substantially all of our assets (other than intellectual property), subject to certain exceptions and will be guaranteed by each of our future direct or indirect subsidiaries, subject to certain exceptions. The SVB Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including covenants that limit or restrict our and our subsidiaries’ ability to, among other things, dispose of assets, make changes to its business, management, ownership or business locations, merge or consolidate, incur additional indebtedness, grant liens on its assets, pay dividends or other distributions, repurchase equity, make investments, and enter into certain transactions with affiliates, in each case subject to certain thresholds and exceptions. The SVB Loan Agreement does not require us to comply with a financial maintenance covenant. Upon the occurrence of an event of default, a default interest rate of an additional 3% may be applied to the outstanding loan balance at the sole discretion of SVB and SVB may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the SVB Loan Agreement and under applicable law. Any declaration by SVB of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay these outstanding obligations at the time any event of default occurs. Further, if we raise any additional capital through debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Risks Related to the Development of Our Product Candidates

Our approach to the discovery and development of product candidates based on our proprietary platform represents a novel approach to cancer treatment, which creates significant challenges for us.

Our future success depends on the successful development of our product candidates, which target heme malignancies and solid tumors utilizing TCR-T therapy candidates. Advancing our product candidates creates significant challenges for us, including:

•
educating medical personnel about the administration of TCR-T therapy candidates on a stand-alone basis or in combination with built-in immune and tumor modulators;
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
•
manufacturing TCR-T therapy candidates efficiently and consistently without the use of viral vectors using our T-Integrate technology;
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

In developing our product candidates, we have not exhaustively explored different options in the design of the TCR construct and in the method for manufacturing TCR-T therapies. We may find that our existing TCR-T therapy product candidates and manufacturing process may be substantially improved with future design or process changes, necessitating development of new or additional TCR constructs and further clinical testing, which may delay the commercial launch of our product candidates. For example:

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

We are early in our development efforts. We have initiated clinical trials for a number of our product candidates, and other product candidates are still in preclinical development. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend significantly on the successful development and eventual commercialization of one or more of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

Although many of our personnel have extensive experience in clinical development and manufacturing at other companies, we have limited experience as a company in conducting clinical trials at TScan. In part because of this lack of experience, we cannot be certain that our ongoing preclinical studies or clinical trials will be completed on time or if the planned preclinical studies and clinical trials will begin or be completed on time, if at all. Large-scale clinical trials would require significant additional financial and management resources and reliance on third-party clinical investigators, contract research organizations (CROs) and consultants. Relying on third-party clinical investigators, CROs and consultants may force us to encounter delays that are outside of our control.

Although we have expanded our existing cell manufacturing facility, we have limited direct experience as a company in expanding or managing a manufacturing facility. In part because of this lack of experience, we cannot be certain that any further expansion of our existing manufacturing facility will be completed on time, if at all, or if the planned clinical trials will begin or be completed on time, if at all. In part because of our inexperience, we may have unacceptable or inconsistent product quality success rates and yields, and we may be unable to maintain adequate quality control, quality assurance and qualified personnel. In addition, when we switch from manufacturing in our own facility to manufacturing in a different facility (for example, at an external CDMO) for one or more of our product candidates or make changes to our manufacturing process, we may need to conduct additional preclinical studies to bridge our modified product candidates to earlier versions. Failure to successfully further expand our existing manufacturing capabilities could adversely affect our process and clinical development timelines, regulatory approvals, and the commercial viability of our product candidates.

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

In addition, because we have limited financial and personnel resources and are placing significant focus on the development of our lead product candidates, we may forgo or delay pursuit of opportunities with other future product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and other future product candidates for specific indications may not yield any commercially viable future product candidates. If we do not accurately evaluate the commercial potential or target market for a particular current or future product candidate, we may relinquish valuable rights to those product candidates through collaborations, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidates.

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

We may experience delays in obtaining the FDA’s authorization to initiate clinical trials under future IND applications, completing ongoing preclinical studies of our other product candidates, and initiating or completing our planned preclinical studies and clinical trials. Additionally, we cannot be certain that preclinical studies or clinical trials for our product candidates will begin on time, not require redesign, enroll an adequate number of subjects on time, or be completed on schedule, if at all. Clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

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
•
any public health crises may hinder our development or commercialization activities;
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

Our business could be adversely affected by the effects of health epidemics in regions where we, our partners or other third parties on which we rely have significant manufacturing facilities, concentrations of potential clinical trial sites or other business operations.

Public health crises such as pandemics, epidemics, or similar outbreaks could adversely impact our business. For example, our materials suppliers could be disrupted by conditions related to epidemics, possibly resulting in disruption to our supply chain. If our suppliers are unable or fail to fulfill their obligations to us for any reason, we may not be able to manufacture our products and satisfy customer demand or our obligations under sales agreements in a timely manner, and our business could be harmed as a result. Even when such public health crises are largely resolved, the lingering effects of such crises may continue to adversely affect our business operations, and the extent of the impact on our development and regulatory efforts and the future value of and market for our common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time.

We may rely on third parties to manufacture our clinical product supplies, and we may rely on third parties to produce and process our product candidates, if licensed.

We have established facilities and engaged third-party contract manufacturers to manufacture our current product candidates. We rely on outside vendors to manufacture supplies for our manufacturing process, and we expect to rely on outside vendors to manufacture our product candidates for registration-enabling additional clinical trials as well as commercial sales. We have not yet manufactured or processed any product candidates on a commercial scale and may not be able to do so. We plan to optimize the existing manufacturing process to support product commercialization. The process modifications we intend to introduce will require regulatory approval of our product candidates, which could delay the commercialization of the products. We cannot be sure that such changes in the process will result in therapies that are efficacious and viable for commercial sale. In addition, changes in the manufacturing process may result in the need to conduct additional bridging clinical trials to demonstrate product comparability.

The facilities used by us or any third-party contract manufacturers to manufacture and commercialize our product candidates must be approved by the FDA or other foreign regulatory authorities following inspections that will be conducted after we submit a Biologics License Application (BLA) to the FDA or other foreign regulatory authorities to support commercialization. We may not control the manufacturing process of, and may be completely dependent on, third-party contract manufacturing partners for compliance with cGMPs and any other regulatory requirements of the FDA or other regulatory authorities for the manufacture of our product candidates. We have limited control over the ability of any third-party contract manufacturers we engage to maintain adequate quality control, quality assurance and qualified personnel. Even with oversight, the third party may not be able to meet proper quality standards or its contractual obligations. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if licensed.

We, and any third-party contract manufacturers we engage to support our clinical trials, may experience manufacturing difficulties due to limited manufacturing experience, resource constraints or as a result of labor disputes, geopolitical and economic tensions with China, including as a result of the escalation of tariffs or other trade restrictions under the new administration or if previously proposed federal legislation known as the BIOSECURE ACT or a similar law were to be enacted, or unstable political environments. The pharmaceutical industry in general, and our suppliers or other third parties on which we rely, may depend on China-based suppliers for certain raw materials, products and services, or other activities. If we or our suppliers are unable to depend on these China-based suppliers or service providers, we may not be able to engage a backup or alternative supplier in a timely manner or at all. This, in turn, could materially and adversely affect our or our suppliers’ ability to manufacture or supply products and product candidates which could materially and adversely affect our business. If we or any third-party contract manufacturers we engage were to encounter any of these difficulties, our ability to manufacture sufficient product supply for our preclinical studies and clinical trials, or to provide products for patients once approved, would be jeopardized.

Many of the materials and regents we expect to use in our processes are single or sole source, and/or have limited stability and as such supply disruptions could materially impact our ability to develop or manufacture products. In addition, the cell processing equipment and tubing that we use in our current manufacturing process is currently sourced from a single supplier. Any interruption in the supply by those single source suppliers could impact our ability to continue development of any and all of our product candidates on the anticipated timelines or at all. We may be unable to obtain these materials and products for an indeterminate period of time if any of these third parties were to cease or interrupt production or otherwise fail to supply these materials or products to us for any reason, including due to regulatory requirements or actions (including recalls), adverse financial developments at or affecting the supplier, or labor shortages or disputes. Regional or single-source dependencies may in some cases accentuate these risks.

We cannot guarantee that our product candidates will show any functionality in the solid tumor microenvironment.

We cannot guarantee that our solid tumor product candidates will show any functionality in the solid tumor microenvironment. The cellular environment in which solid tumor cells thrive is generally hostile to T cells due to factors such as the presence of immunosuppressive cells, humoral factors and limited access to nutrients. Our TCR-T-based product candidates may not be able to access the solid tumor, and even if they do, they may not be able to exert anti-tumor effects in a hostile solid tumor microenvironment. As a result, our product candidates may not demonstrate potency in solid tumors. If we are unable to make our product candidates function in solid tumors, our development plans and business may be significantly harmed.

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

Allogeneic HCT is a high-risk procedure that may result in complications or adverse events for patients in our clinical trials including those unrelated to the use of our product candidates.

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

We have initiated clinical trials for our solid tumor program and we expect to submit additional IND applications for our solid tumor program. However, we may not be able to file such IND application on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND application will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing IND applications.

In addition, one of our key goals is to develop treatments consisting of a combination of TCR-Ts, which we refer to as multiplex TCR-T therapy. Our plan is to assess the safety and preliminary efficacy of multiplex TCR-T therapy early in the clinical development of our product candidates. While the FDA has cleared our T-Plex IND application, which allows us to combine our product candidates with each other in a multiplex TCR-T therapy, we must still provide safety data for each individual product candidate or each variation or combination of a multiplex TCR-T therapy. Any such requirements could result in material delays in the development timelines of our multiplex TCR-T therapy candidates.

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

For example, there could be an increased risk of GvHD with our TCR-T therapy product candidates in the post-HCT setting. GvHD is a common toxicity in patients undergoing allogeneic HCT, the focus of our heme malignancies program. GvHD occurs because donor T cells, which are part of the standard stem cell product, misrecognize antigens in the patient as foreign and attack tissues and organs that express those antigens. GvHD may be worsened by our TCR-T therapy product candidates because they are derived from donor T cells. While the engineered T cells express a new TCR that is specific for the intended target antigen and is not expected to cause GvHD, those T cells may have low levels of endogenous TCR that have the potential to misrecognize patient antigens as foreign and worsen GvHD.

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

Autoimmune reaction triggered by an interaction between a patient’s naturally occurring antibodies and engineered T cells is a theoretical safety risk of product candidates we develop using our proprietary platform. If a patient’s self-generated antibodies were directed to a target expressed on the surface of cells in normal tissue (autoantibodies), engineered T cells would be directed to attack these same tissues, potentially resulting in off-tumor effects. These autoantibodies may be present whether or not the patient has an active autoimmune disorder. In our clinical testing, we plan to take steps to minimize the likelihood that this occurs, for example by excluding patients with a history of a severe autoimmune disorder from our trials. There is no guarantee, however, that we will be able to implement interventions to address the risk of autoimmune reactions if and when they occur.

In addition, immunogenicity, which is the reaction between a patient’s immune system and a foreign protein outside of the autoimmune context, is an additional theoretical safety risk of product candidates we develop using our proprietary platform. Patients’ immune systems may recognize the TCR construct on the TCR-T product as a foreign protein and fight against it, potentially rendering it ineffective, or even provoking an allergic/anaphylactoid response or other adverse side effects. The immunogenic potential of novel therapeutics like TCR-T therapies is difficult to predict. There is no guarantee that we will be able to implement interventions to address the risk of observation of immunogenic reactions if and when they occur.

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

For autologous TCR-T therapy, our TCR-T therapy product candidates are manufactured by using a vector to insert genetic information encoding the TCR construct into the patient’s own T cells. This manufacturing process is dependent on collecting a sufficient number of T cells from the patient at the clinical site. We may not be able to effectively treat some patients if an insufficient number of T cells were collected at the clinical site to enable our manufacturing process, which could adversely impact our ability to progress the clinical development of such product candidates and could also adversely impact the commercial viability of such product candidates.

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

Our product candidates may recognize and bind to a peptide unrelated to the target antigen to which it is designed to bind. If this peptide is expressed within normal tissues, our product candidates may target and kill the normal tissue in a patient, leading to serious and potentially fatal adverse effects. Detection of any cross-reactivity may halt or delay any ongoing clinical trials for any of our TCR-T therapy product candidates and prevent or delay regulatory approval. Unknown cross-reactivity of the TCR-T binding domain to related proteins could also occur. We have also developed a preclinical screening process to identify cross-reactivity of T cell binders. Any cross-reactivity that impacts patient safety could materially impact our ability to advance our product candidates into clinical trials or to proceed to marketing approval and commercialization.

The vectors used to manufacture our TCR-T therapy product candidates may incorrectly modify the genetic material of a patient’s T cells, potentially triggering the development of a new cancer or other adverse events.

Our TCR-T therapy product candidates are manufactured by using a vector to insert genetic information encoding the TCR construct into the patient’s T cells. The TCR construct is then integrated into the natural TCR complex and transported to the surface of the patient’s T cells. Because the vector modifies the genetic information of the T cell, there is a risk that modification will occur in the wrong place in the T cell’s genetic code, leading to vector-related insertional oncogenesis, and causing the T cell to become cancerous. If the cancerous T cell is then administered to the patient with the TCR-T therapy product candidates, the cancerous T cell could trigger the development of a new cancer in the patient. We use non-viral transposon/transposase to insert genetic information into T cells. The risk of insertional oncogenesis remains a concern for gene therapy and we cannot guarantee that it will not occur in any of our ongoing or planned preclinical studies or clinical trials. There is also the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of vectors used to carry the genetic material. The FDA has stated that vectors possess characteristics that may pose high risks of delayed adverse events. Non-viral transposon/transposase systems have limited clinical history, and their safety profile is still to be determined. If any such adverse events occur, further advancement of our preclinical studies or clinical trials could be halted or delayed, which would have a material adverse effect on our business and operations.

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
•
any impact of public health crises on clinical trial initiation and enrollment;
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

The market opportunities for our product candidates may be relatively small. In addition, our estimates of the prevalence of our target patient populations may be inaccurate.

Cancer therapies are sometimes characterized as first line, second line, or third line, and the FDA often approves new therapies initially only for a particular line of use. When cancer is detected early enough, first-line therapy is sometimes adequate to cure the cancer or prolong life without a cure. Whenever first-line, usually chemotherapy, antibody drugs, tumor-targeted small molecules, hormone therapy, radiation therapy, surgery, or a combination of these, proves unsuccessful (refractory disease) or the cancer returns after a disease-free interval (relapsed disease), subsequent lines of therapy may be required to manage the disease and/or disease-related side-effects. We expect to initially seek approval for use of our TCR-T therapy product candidates to treat patients with heme malignancies, including acute myeloid leukemia, or AML, myelodysplastic syndromes, or MDS, and acute lymphocytic leukemia, or ALL, who are undergoing allogeneic HCT. While HCT provides a potentially curable option for patients with intermediate and high-risk disease, disease relapse remains the main cause of treatment failure and constitutes a significant unmet medical need. For our solid tumor product candidates, we expect to initially seek approval in patients with a history of relapsed disease or refractory disease. For those product candidates that prove to be sufficiently safe and beneficial, if any, we would expect to seek approval in earlier lines of therapy, as appropriate, but there is no guarantee that our product candidates would be licensed for an earlier line of therapy, and, prior to any such approvals, we may have to conduct additional clinical trials. Consequently, the potentially addressable patient population for our product candidates may be extremely limited or may not be amenable to treatment with our product candidates.

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

TCR-T therapies require the use of antigen-specific protein binding domains (binders) which guide the TCR-Ts and bind to the antigens on the surface of a tumor to target specific types of cancers. Our ability to develop and commercialize our product candidates will depend on our ability to develop these binders or partner for such binders on commercially reasonable terms for use in clinical trials as well as the availability of such binders for use in commercialized products, if licensed. We cannot ensure that we will have a steady supply of binders that we can utilize in combination with the TCR construct to develop our product candidates. If we are unable to enter into such collaborations on commercially reasonable terms or fail to realize the benefits of any such collaboration, we may be limited to using antibody fragments that we are able to independently develop which may limit the ability of our product candidates to target and kill cancer cells.

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

In addition, although our product candidates differ in certain ways from other TCR-T therapy approaches, serious adverse events or deaths in other clinical trials involving engineered TCR, or other T cell products or with our use of licensed TCR-T therapy candidates, even if not ultimately attributable to our product candidates, could negatively impact our business. For example, in November 2023, the FDA announced that it would conduct an investigation into reports of T cell malignancies following BCMA-directed or CD19-directed autologous CAR-T cell immunotherapies following reports of T cell lymphoma in patients receiving these therapies. In January 2024, the FDA determined that new safety information related to T cell malignancies should be included in the boxed warning in the labeling for BCMA- and CD-19-directed genetically modified autologous T cell immunotherapies. While our TCR-T therapy product candidates utilize a different mechanism of action, the FDA’s investigation into CAR-T therapies and other similar actions could result in increased government regulation, unfavorable public perception and publicity, potential impacts on enrollment in our clinical trials, potential regulatory delays in the testing, approval or licensing of our product candidates, stricter labeling requirements, or decreased demand for our product candidates.

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
•
unexpected changes in tariffs (including tariffs that have been or may in the future be imposed by the United States or other countries), trade barriers (including further legislation or actions taken by the United States or other countries that restrict trade), price and exchange controls and other regulatory requirements;
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

Our internal computer systems, or those used by our third-party CROs, our clinical sites, or other contractors or consultants, may fail or suffer cybersecurity incidents, data breaches or other unauthorized or improper access, which could result in a material disruption of the development programs of our product candidates.

Despite the implementation of security measures, our internal computer systems and those of our current and future CROs, our clinical sites, and other contractors and consultants are vulnerable, and like companies in our industry, we have experienced a variety of disruptions and data privacy and information security threats and incidents. These cyberattacks may include cybersecurity incidents, data breaches, attacks by hackers and other malicious third parties (including the deployment of computer viruses, malware, ransomware, denial-of-service attacks, social engineering fraud (including phishing attacks), and other events that affect service reliability and threaten the confidentiality, integrity, and availability of information), unauthorized access, natural disasters, fires, terrorism, war, telecommunications or electrical interruptions or failures, employee error or malfeasance or other malicious or inadvertent disruptions, including inadvertent or intentional wrongful actions by insider employees and vendors. For example, the ongoing conflict between Russia and Ukraine has led to an increase in cyberattacks on the Ukraine, including its government, companies, institutions and people, as well on the financial and communications infrastructure of other countries, companies and individuals therein. Additionally, the increased usage of computers operated on home networks may make our or our partners’ systems more susceptible to cybersecurity incidents or data breaches. While we have not experienced any such material system failure, cybersecurity incident, or data breaches, if such a material event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of data from ongoing or completed or future preclinical studies and clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, similar events relating to the computer systems of our third party vendors or manufacturers could also have a material adverse effect on our business, financial condition, results of operations and prospects.

Unauthorized disclosure of sensitive or confidential data, including personally identifiable information, whether through a cybersecurity incident, data breach, systems failure, employee negligence, fraud or misappropriation, or otherwise, or unauthorized access to or through our information systems and networks, whether by our employees or third parties, could result in negative publicity, legal liability and damage to our reputation. Unauthorized disclosure of personally identifiable information could also expose us to sanctions for violations of data privacy laws and regulations around the world.

As we become more dependent on information technologies to conduct our operations, cybersecurity incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, may increase in frequency and sophistication. These threats pose a risk to the security of our systems and networks and to the confidentiality, availability and integrity of our data, and these risks apply both to us and to third parties on whose systems we rely for the conduct of our business. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, we and our partners or collaborators may be unable to anticipate these techniques or to implement adequate preventative measures. Further, we do not have any control over the operations of the facilities or technology of our cloud and service providers, including any third-party vendors that collect, process and store personal data on our behalf. Our systems, servers and platforms and those of our service providers may be vulnerable to cybersecurity incidents or data breaches, computer viruses or physical or electronic break-ins that our or their security measures may not detect. Individuals able to circumvent such security measures may misappropriate our confidential or proprietary information, disrupt our operations, damage our computers or otherwise impair our reputation and business. We may need to expend significant resources and make significant capital investments to protect against cybersecurity incidents or data breaches or to mitigate the impact of any such cybersecurity incidents or data breaches. There can be no assurance that we or our third-party providers will be successful in preventing cyber-attacks or successfully mitigating their effects. To the extent that any disruption or cybersecurity incident or data breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

Cybersecurity incidents, loss of data or modification of information, and other disruptions could compromise information related to our business or prevent us from accessing critical information, result in a significant disruption of our activities and expose us to liability, which could adversely affect our business and our reputation.

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

Although we take reasonable measures to protect critical information and other data from unauthorized access, acquisition, use or disclosure, our information technology and infrastructure and that of our service providers handling and storing information on our behalf may be vulnerable to a variety of disruptions, including cybersecurity incidents, data breaches, attacks by hackers and other malicious third parties (including the deployment of computer viruses, malware, ransomware, denial-of-service attacks, social engineering (including phishing attacks), and other events that affect service reliability and threaten the confidentiality, integrity, and availability of information), unauthorized access, natural disasters, fires, terrorism, war, telecommunications or electrical interruptions or failures, employee error or malfeasance or other malicious or inadvertent disruptions. In particular, the risk of a cybersecurity incident, data breach or disruption, particularly through cyber-attacks or cyber intrusion, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures that are effective against all such security threats. Because the techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates or terrorist organizations, we and our service providers and other partners may be unable to anticipate these techniques or implement adequate preventative measures. Further, we do not have any control over the operations of the facilities or technology of third parties that collect, process and store sensitive information on our behalf. Any unauthorized access or acquisition, cybersecurity incident, data breach, or other loss, of information could result in legal claims or proceedings, and liability under federal, state or foreign laws regarding the privacy and protection of information, including personal information, and could disrupt our operations and harm our reputation. In addition, notice of cybersecurity incidents or data breaches may be required to affected individuals, regulators, credit reporting agencies or the media. Any such publication or notice could harm our reputation and our ability to compete. The financial exposure from the events referenced above could either not be insured against or not be fully covered through any insurance that we may maintain, and there can be no assurance that the limitations of liability in any of our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages as a result of the events referenced above. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Manufacturing

Manufacturing and administering our product candidates is complex and we may encounter difficulties in production, particularly with respect to process development or scaling up of our manufacturing capabilities. If we encounter such difficulties, our ability to provide supply of our TCR-T therapy product candidates for clinical trials or for commercial purposes could be delayed or stopped.

The process of manufacturing and administering our product candidates is complex and highly regulated. The manufacture of our product candidates involves complex processes, including the manufacture of a transposon containing the genetic information for our TCR construct, a transposase used to insert the transposon genetic information into the T cell genome, and manufacturing operations to ensure the safety, integrity, strength, sterility, purity, and quality of the final product. More specifically, the manufacture of our product candidates includes harvesting white blood cells from the patient, isolating certain T cells from the white blood cells, combining patient T cells with our delivery vector through a process known as transfection, selection of modified T cells from the population, expanding the selected transfected T cells to obtain the desired dose, aseptically filling product into vessels suitable for storage, distribution, and clinical dosing, and ultimately infusing the engineered T cells back into the patient’s body. As a result of the complexities entailed in this process, our manufacturing and supply costs may be higher than those of more traditional manufacturing processes and the manufacturing process may be less reliable and more difficult to reproduce. Additionally, the number of facilities that are capable of harvesting patients’ cells for the manufacture of our product candidates and other autologous cell therapy products and product candidates is limited. As the number of autologous cell therapy products and product candidates increases, the limited number of facilities capable of harvesting patients’ cells could result in delays in the manufacture and administration of our product candidates.

We currently rely on our internal manufacturing facility for clinical manufacturing, and any disruption to this facility could impact our ability to advance our clinical trials. We currently rely on third parties for the manufacture of our non-viral vector and other components of our manufacturing process, and we have engaged a global third-party manufacturer to support the manufacture of products for our clinical trials. These third-party manufacturers may incorporate their own proprietary processes into our components. We have limited control and oversight of a third party’s proprietary process, and a third party may elect to modify its process without our consent or knowledge. These modifications could negatively impact our manufacturing, including product loss or failure that requires additional manufacturing runs or a change in manufacturer, both of which could significantly increase the cost of and significantly delay the manufacture of our product candidates. In addition, we are currently reliant on a single manufacturer for our transposon and transposase components, and many of the critical raw materials and reagents used in the process are single or sole source. These third-party providers may not be able to provide adequate resources, capacity to meet our needs, timely delivery of material, or may change internal processes or specifications that adversely affect our process or product candidates.

Our manufacturing process is and will be susceptible to product loss or failure due to logistical issues, manufacturing issues associated with the differences in patients’ white blood cells, interruptions in the manufacturing process or supply chain, contamination, equipment or reagent failure, process design flaws, operator error, power failures, supplier error and variability in patient characteristics. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, product rejection, or other supply disruptions. If for any reason we lose a patient’s white blood cells, such material gets contaminated or processing steps fail at any point, the manufacturing process of the TCR-T therapy product candidate for that patient will need to be restarted, if possible, and the resulting delay may adversely affect that patient’s outcome. If microbial, viral, or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates or critical raw materials or reagents are made or administered, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

As our product candidates progress through preclinical studies and clinical trials towards licensure and commercialization, it is expected that various aspects of the manufacturing and administration process will be altered in an effort to optimize processes and results. We have already identified some improvements to our manufacturing and administration processes, but these changes may not achieve the intended objectives, and could cause our product candidates to perform inadequately affecting the results of ongoing or future clinical trials. In addition, any changes may require amendments to be made to regulatory applications or necessitate development of new or additional TCR constructs and further clinical testing, which may further delay the timeframes under which modified manufacturing processes can be used for any of our product candidates.

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

Although many of our personnel have experience in clinical manufacturing at other companies, we have limited experience as a company managing manufacturing for our product candidates, which will be costly, time-consuming, and which may not be successful.

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

We may have difficulty validating our manufacturing process as we manufacture TCR-T therapy product candidates from an increasingly diverse patient population for our clinical trials.

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
•
adding new clinical trial sites; or
•
manufacturing sufficient quantities of qualified materials under cGMPs, including current Good Tissue Practice (cGTPs), and applying them on a subject-by-subject basis for use in clinical trials.

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

Securing regulatory approval also requires the submission of information about the biologic manufacturing process and inspection of manufacturing facilities by the relevant regulatory authority. The FDA or comparable foreign regulatory authorities may fail to approve our manufacturing processes or facilities, whether run by us or our third-party CDMOs. In addition, if we make manufacturing changes to our product candidates in the future, we may need to conduct additional preclinical studies or clinical trials to bridge our modified product candidates to earlier versions.

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

We have obtained and may continue to seek an RMAT designation for some of our product candidates. In May 2024, we announced that the FDA granted RMAT designation for TSC-100 and TSC-101 for the treatment of patients with AML, ALL, and MDS undergoing HCT with reduced intensity conditioning. An RMAT is defined as cell therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products, except for those regulated solely under Section 361 of the Public Health Service Act. The RMAT program is intended to facilitate efficient development and expedite review of RMATs which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and where preliminary clinical evidence indicates the product has the potential to address unmet medical needs for such disease or condition. A BLA for an RMAT may be eligible for priority review if it meets the criteria for priority review, or for accelerated approval based on surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or reliance upon data obtained from a meaningful number of sites. Benefits of RMAT designation include all the benefits of the Fast Track and Breakthrough Therapy designation programs, including early interactions with the FDA, which could include interactions with FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. An RMAT that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval.

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

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. In addition, the U.S. Supreme Court's July 2024 decision to overturn established case law giving deference to regulatory agencies' interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which the FDA's regulations, policies, and decisions may become subject to increasing legal challenges, delays, and/or changes. This decision may result in more lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

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

Our revenue prospects could be affected by changes in healthcare spending and policy in the U.S. and abroad. We operate in a highly regulated industry and new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could negatively impact our business, operations and financial condition. For more information on healthcare laws and regulations that may impact us, please see “Item 1. Business – Government Regulation – Healthcare Legislative Reform” in this Annual Report.

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

Regulatory requirements in the U.S. and abroad governing cell therapy products have changed frequently and may continue to change in the future. The FDA has established an office, called the Office of Therapeutic Products within its Center for Biologics Evaluation and Research to meet its growing cell and gene therapy workload. The FDA also established the Cellular, Tissue and Gene Therapies Advisory Committee to advise its review. Under guidelines issued by the National Institutes of Health, or NIH, certain gene therapy clinical trials are subject to review and oversight by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. Before such a clinical trial can begin, the institution’s institutional review board, or IRB, and its IBC assess the safety of the research and identifies any potential risk to public health or the environment. While the NIH guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH guidelines voluntarily follow them. Moreover, serious adverse events or developments in clinical trials of gene therapy product candidates conducted by others may cause the FDA or other regulatory bodies to initiate a clinical hold on our clinical trials or otherwise change the requirements for approval of any of our product candidates. Although the FDA decides whether individual cell and gene therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation.

Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key personnel, and substantial changes in leadership, personnel, and policy could prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

Disruptions at the FDA and other agencies, including substantial leadership, personnel, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown or substantial leadership, personnel, and policy changes occur, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. Such changes could significantly impact the ability of the FDA to timely review and take action on our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns or substantial leadership, personnel, and policy changes could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

With the change in the U.S. presidential administration in 2025, there is substantial uncertainty as to whether and how the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. This uncertainty could present new challenges and/or opportunities as we navigate development of our product candidates. Any delay in obtaining, or our inability to obtain, applicable regulatory approvals would delay or prevent development and commercialization of our product candidates and could materially adversely impact our business and prospects.

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

We have adopted a code of conduct, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations.

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

In the U.S., various federal and state regulators, including governmental agencies like the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act (CCPA) as amended by the California Privacy Rights Act (CPRA) created individual privacy rights for California residents and imposed obligations on companies that process their personal information and meet certain revenue or volume processing thresholds. Among other things, the CCPA requires covered companies to provide certain disclosures to California residents and provide such residents with new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The amendments introduced by the CPRA significantly modified the CCPA by expanding residents’ rights with respect to certain personal information and created a new state agency to oversee implementation and enforcement efforts, among other changes. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches. This private right of action may increase the likelihood of, and risks associated with, data breach litigation, including class action litigation.

Similar laws have been passed in numerous other states and a number of other states have proposed new privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. In addition, laws in all 50 U.S. states require businesses to provide notice to individuals if certain of their personal information has been disclosed as a result of a qualifying data breach. There are also states that are specifically regulating health information. For example, the state of Washington has enacted a comprehensive health privacy law that regulates the collection and sharing of health information and has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric data specifically. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we may likely become subject, if enacted.

Internationally, laws, regulations and standards in many jurisdictions apply broadly to the collection, use, retention, security, disclosure, transfer, marketing or other processing of personal data. For example, the collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the European Economic Area (EEA), including personal health data, is subject to the EU General Data Protection Regulation 2016/679 (EU GDPR), and with regards individuals based in the UK, the EU GDPR in such form as incorporated into the laws of the UK (UK GDPR, together with EU GDPR referred to as “GDPR”) which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to having a legal basis or condition for processing personal data, stricter requirements relating to the processing of sensitive data (such as health data), where required by GDPR obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, requirements to conduct data protection impact assessments for high risk processing and taking certain measures when engaging third-party processors. The GDPR permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million (£17.5 million in UK) or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The GDPR increased our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.

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

Although the UK is regarded as one of the third countries under the EU GDPR, the European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EEA member states to the UK without additional safeguards. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The UK Government introduced the Data Protection and Digital Information Bill which failed in the UK legislative process. A new Data (Use and Access) Bill (UK Bill) has now been introduced into parliament. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regime. Further, this may lead to additional compliance costs and could increase our overall risk. Further, the competent authorities in the EEA Member States may interpret GDPR obligations slightly differently from country to country and therefore we do not expect to operate in a uniform legal landscape in the EEA.

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

Even if they are unchallenged, our issued patents or pending patent applications, if issued, may not provide us with any meaningful protection or prevent competitors or other third parties from designing around our patent claims to circumvent any patents that may issue by developing similar or alternative technologies or therapeutics in a non-infringing manner. For example, a third party may develop a competitive therapy that provides benefits similar to one or more of our product candidates but that uses a formulation and/or a device that falls outside the scope of our patent claims. If any patent protection that we may obtain in the future from the patent applications we hold or pursue with respect to our product candidates is not sufficiently broad to impede such competition, our ability to successfully commercialize our product candidates could be negatively affected, which would harm our business. Similar risks apply to patents or patent applications that we have in-licensed or may in the future in-license.

Patent positions of life sciences companies can be uncertain and involve complex factual and legal questions and are subject of much litigation. No consistent policy governing the scope of claims allowable in the field of binding protein therapeutics, including antibodies and T cell receptors, has emerged in the U.S. The scope of patent protection in jurisdictions outside of the U.S. is also uncertain. Changes in either the patent laws or in their interpretation in any jurisdiction that we seek patent protection may diminish our ability to protect our inventions, obtain, maintain, protect and enforce our intellectual property and other proprietary rights; and, more generally, may affect the value of our intellectual property, including the narrowing of the scope of any patents that we may obtain in the future and any that we may license.

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

The issuance or grant of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and patents we may obtain in the future may be challenged, invalidated, narrowed or held to be enforceable, including in the courts or patent offices in the U.S. and abroad, or circumvented. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, but which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. We may become subject to a third-party pre-issuance submission of prior art or opposition, derivation, revocation, re-examination, post-grant and inter partes review, or interference proceeding and other similar proceedings challenging any patent rights we have or may obtain in the future or the patent rights of others, including based on priority of invention or other features of patentability, in the U.S. Patent and Trademark Office (USPTO) or other foreign patent office. An unfavorable determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, any patent rights we have or may obtain in the future, allow third parties to use or commercialize our technology or product candidates and compete directly with us, without payment to us (as they can now), or extinguish our ability to manufacture or commercialize product candidates without infringing third-party patent rights. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock.

In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, any patents we have or may obtain in the future protecting such candidates might expire before or shortly after commercialization of such candidates, if any. As a result, our intellectual property may never provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Moreover, any patents or patent applications that we own or may own or in-license in the future may be co-owned with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in any such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, thereby enabling our competitors to market competing products and technology. In addition, we or our licensors may need the cooperation of any such co-owners of any patents that we own or may own or in-license in the future in order to enforce such patents against third parties, and such cooperation may not be provided to us or our licensors. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.

We could be unsuccessful in obtaining meaningful patent protection on one or more components of our platform technology.

We believe that an important factor in our competitive position is our screening technology platform to identify future product candidates and therapeutic targets. Our screening platform is based in part on technology processes that are (or will be) publicly disclosed in patents and patent applications owned by or licensed to us. Even if such patents and patent applications provide broad protection, it may be difficult or impossible to detect whether a competitor is practicing the proprietary methods claimed in such patents or patent applications in order to discover their own product candidates and therapeutic targets. In such cases, any existing patents, or patents that may issue from patent applications, owned by or licensed to us would not provide us protection to prevent such activity. Additionally, a competitor may also practice such methods in a jurisdiction where we have no relevant patent protection. Our competitive position could be weakened by competitors or other third parties practicing the methods claimed in these patent applications in a manner we do not detect or in jurisdictions in which we or our licensors do not obtain any relevant patent protection.

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

We are generally also subject to all of the same risks with respect to protection of intellectual property that we license, as we are for intellectual property that we own, and our success will depend in part on the ability of our licensors to adequately obtain, maintain, protect and enforce patent protection for our licensed intellectual property, especially with respect to patent rights which we exclusively in-license. If we or our licensors fail to adequately protect this intellectual property, our ability to commercialize products could suffer.

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

Composition-of-matter patents are generally considered to be the strongest form of intellectual property protection for drug products because such patents provide protection without regard to any particular method of use or manufacture or formulation of the active pharmaceutical ingredient used. We currently have a limited number of issued patents, but our pending owned U.S. and international patent applications include claims directed to certain compositions-of-matter and certain methods of use of our product candidates. We cannot be certain that claims in any issued patent, or patent that may issue from our pending owned or in-licensed patent applications, will cover the composition-of-matter of any of our current or future product candidates. If we are unsuccessful in obtaining issued patents that cover the composition-of-matter of any of our current or future product candidates, competitors may be able to erode or negate any competitive advantage we may have and our business, financial condition, results of operations and prospects could be materially harmed.

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

Currently, our patents and patent applications are directed to our TCR-T therapy candidates and accompanying technologies. We seek or plan to seek patent protection for our proprietary platform and product candidates by filing and prosecuting patent applications in the U.S. and other countries as appropriate. Our patent portfolio also includes patent families exclusively licensed from BWH, which include issued and pending U.S. and foreign non-provisional patent applications. Any patents that have issued or may issue from any non-provisional patent applications claiming priority to these provisional patent applications would be expected to expire on various dates from 2038 through 2045, in each case without taking into account any possible patent term adjustments or extensions.

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

In addition to the protection afforded by any patent rights we may obtain, we seek to rely on trade secret protection, confidentiality agreements, and license agreements to protect our proprietary know-how, information, technology and other proprietary information that is not patentable, processes for which patents are difficult to enforce and any other elements of our product discovery and development processes that involve proprietary know-how, information, or technology that we have not sought to protect through patent applications. For example, significant elements of our product candidates, including aspects of sample preparation, methods of manufacturing, cell culturing conditions, computational-biological algorithms, and related processes and software, are based on unpatented trade secrets that are not publicly disclosed. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements generally provide that all confidential information concerning our business or financial affairs developed or made known to the individual or entity during the course of the party’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual, and which are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property. In addition, we take other appropriate precautions, such as physical and technological security measures, to guard against misappropriation of our proprietary technology by third parties. Despite these measures, we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the U.S. Courts outside the U.S. are sometimes less willing to protect trade secrets. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the U.S. and abroad. If we choose to go to court to stop a third party from using any of our trade secrets, we may incur substantial costs. These lawsuits may consume our time and other resources even if we are successful. If we are unable to prevent unauthorized disclosure of our material intellectual property to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results and financial condition. For more information, see “Risks Related to Our Intellectual Property – We have limited foreign intellectual property rights and may not be able to protect our intellectual property rights throughout the world.”

Third-party claims of intellectual property infringement, misappropriation or other violations may prevent or delay our product candidate discovery and development efforts.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products and biotechnology, which could make it difficult for us to stop the infringement, misappropriation or other violation of our intellectual property rights, including any infringement of any patents we may obtain in the future in such countries, or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce any patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patent applications at risk of not issuing, any patent rights at risk of being invalidated or interpreted narrowly and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to establish our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

Many of our employees were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors, in some cases until recently. We may be subject to claims that we or our employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information belonging to these former employers or competitors. In addition, we have been and may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. If our defense to those claims fails, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Any litigation or the threat thereof may adversely affect our ability to hire employees. A loss of key personnel or their work product could hamper or prevent our ability to commercialize product candidates or potential products, which could have an adverse effect on our business, results of operations, financial condition and prospects.

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

Risks Related to Our Reliance on Third Parties

We rely on third parties to help us conduct our clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.

We utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, CDMOs and strategic partners to help us conduct our preclinical studies and clinical trials under agreements with us. We have and expect to have to negotiate budgets and contracts with CROs, trial sites and CDMOs which may result in delays to our development timelines and increased costs. We will rely heavily on these third parties over the course of our clinical trials, and we control only certain aspects of their activities. As a result, we will have less direct control over the conduct, timing and completion of these clinical trials and the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot provide assurance that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with biologic product produced under cGMP regulations, including cGTP regulations, and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

We have engaged a global third-party manufacturer to manufacture products for our clinical trials. In the future, we may rely on the use of manufacturing suites in third-party GMP facilities or third parties to manufacture our product candidates. Our business could be harmed if we are unable to use third-party manufacturing suites or if the third-party manufacturers fail to provide us with sufficient quantities of our product candidates or fail to do so at acceptable quality levels, prices, or timing.

We have manufacturing capacity at our facilities in Waltham, Massachusetts, but we have not yet manufactured our product candidates on a commercial scale and may not be able to do so for any of our product candidates.

We are using third parties as part of our manufacturing process to support our clinical trials for our product candidates, and we may also use them for product candidates in the future. Our anticipated reliance on a limited number of third-party manufacturers exposes us to the following risks:

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
•
our contract manufacturers may have unacceptable or inconsistent product quality success rates and yields, and we have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel; and
•
our contract manufacturers may be adversely affected by the geopolitical and economic tensions with China, the ongoing conflicts between Russia-Ukraine, political unrest in countries where we or our partners operate, earthquakes, flooding, fires, and other natural or man-made disasters, equipment failures, labor shortages, power failures, and numerous other factors.

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

Our product candidates require specialty materials, some of which are manufactured by small companies with limited resources and experience to support a commercial product. We may not be able to contract with them on acceptable terms or at all. In addition, a number of our suppliers normally support blood-based hospital businesses and generally do not have the capacity to support commercial products manufactured under cGMP by biotechnology firms or may divert their resources towards hospitals rather than us. Our suppliers may be ill-equipped to support our needs, especially in non-routine circumstances like an FDA inspection or medical crisis, such as widespread contamination. We may experience delays in receiving key materials to support clinical or commercial manufacturing. For example, in 2020, we experienced significant delays in receiving shipments of materials utilized in our cell expansion process as a result of the distributor prioritizing distribution of such products for medical use, rather than product candidate development, and, subsequently, increased demand following the easing of state and federal workplace restrictions.

In addition, some of our raw materials are currently sourced from a single supplier, or a small number of suppliers. We also use certain biologic materials, that are available from multiple suppliers, but each version may perform differently, requiring us to characterize them and potentially modify the manufacturing process if we change suppliers. We cannot be sure that these suppliers will remain in business, or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these materials for our intended purpose. Accordingly, if we no longer have access to these suppliers, we may experience delays in our clinical or commercial manufacturing which could harm our business or results of operations

Our manufacturing process needs to comply with FDA or other regulatory agency regulations relating to the quality and reliability of such processes. Any failure to comply with relevant regulations could result in delays in or termination of our clinical programs and suspension or withdrawal of any regulatory approvals.

In order to commercially produce our product candidates either at our own facility or at a third party’s facility, we will need to comply with the FDA’s or other regulatory agencies' cGMP regulations and guidelines, including cGTPs. We may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. We are subject to inspections by the FDA and comparable foreign regulatory authorities to confirm compliance with applicable regulatory requirements. Any failure to follow cGMP, cGTP or other regulatory requirements or delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our TCR-T therapy product candidates as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our TCR-T therapy product candidates, including leading to significant delays in the availability of our TCR-T therapy product candidates for our clinical trials or the termination of or suspension of a clinical trial, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Significant non-compliance could also result in the imposition of sanctions, including warning or untitled letters, fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation and our business.

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

We conduct our operations at our facility in Waltham, Massachusetts. This region is headquarters to many other biotechnology companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. Changes to U.S. immigration and work authorization laws and regulations, including those that restrain the flow of scientific and professional talent, can be significantly affected by political forces and levels of economic activity. Our business may be materially adversely affected if legislative or administrative changes to immigration or visa laws and regulations, including as a result of the change in the U.S. presidential administration, impair our hiring processes and goals or projects involving personnel who are not U.S. citizens.

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

As of February 28, 2025, we had 194 full-time employees and 1 part-time employees. As our development and commercialization plans and strategies develop, and as we continue operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as one or more shareholders or groups of shareholders who own at least 5 percent of the corporation’s equity increasing their equity ownership in the aggregate by a greater than 50 percentage point change (by value) over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income may be limited. As a result of our public offerings, our most recent private placements and other transactions that have occurred over the past three years, we have experienced, such an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership or other transactions. As of December 31, 2024, we had U.S. federal net operating loss carryforwards of $113.6 million and U.S. federal research and development tax credit carryforwards of $17.9 million that expire through 2043 and which could be limited if we experience an “ownership change.” Under the current law, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 will not be subject to expiration. However, any such net operating loss carryforwards may only offset 80% of our annual taxable income in taxable years beginning after December 31, 2020. State net operating loss carryforwards and other tax attributes may be similarly limited. Any such limitations may result in increased tax liabilities that could adversely affect our business, results of operations, financial position and cash flows.

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
•
the economy as a whole and market conditions in our industry, including conditions resulting from ongoing conflicts between Russia and Ukraine;

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

As of February 28, 2025, our executive officers, directors, and entities affiliated with such persons beneficially owned, in the aggregate, approximately 29% of our outstanding voting stock and approximately 34% of our outstanding common stock. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders, oppose them. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you or other stockholders may feel are in your or their best interest as one of our stockholders. This concentration of ownership might also have the effect of delaying or preventing a change of control of our Company that other stockholders may view as beneficial.

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

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We would cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more; (ii) December 31, 2026; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the last day of the fiscal year in which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our voting and non-voting common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th.

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

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management will be required to assess the effectiveness of these controls annually. However, for as long as we are an “emerging growth company” under JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to the Sarbanes-Oxley Act. We would cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more; (ii) December 31, 2026; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the last day of the fiscal year in which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our voting and non-voting common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

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

The rules dealing with U.S. federal, state, and local and non-U.S. taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department and other taxing authorities. Changes to tax laws or tax rulings (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be promulgated or issued under existing or new tax laws, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.

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

Our operations, and those of our CROs, CDMOs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

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

We maintain a Cybersecurity Incident Response Plan, or CIRP, which is designed to guide our response to cyber incidents, including to mitigate and contain any potential cybersecurity incidents that could affect our systems, network, or data. The CIRP identifies the individuals responsible for developing, maintaining, and following procedures related to cybersecurity incident response, including escalation protocols. We also engage external third-party consultants to provide services, such as penetration testing, which is conducted on an annual basis, along with ongoing vulnerability scans. These consultants also perform annual assessments of our cybersecurity program, which involve, among other things, review of our IT security measures and processes for alignment with the NIST Cybersecurity Framework and provision of threat intelligence regarding emerging risks to our information systems.

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

We have not been materially affected by cybersecurity threats. We may, from time to time, experience threats to and security incidents related to our data systems but we do not believe they are reasonably likely to materially affect our business strategy, results of operations or financial condition. For more information, please see the risk factors entitled “Our internal computer systems, or those used by our third-party CROs or other contractors or consultants, may fail or suffer cybersecurity incidents, data breaches or other unauthorized or improper access, which could result in a material disruption of the development programs of our product candidates” and “Cybersecurity incidents, loss of data or modification of information, and other disruptions could compromise information related to our business or prevent us from accessing critical information, result in a significant disruption of our activities and expose us to liability, which could adversely affect our business and our reputation” in Item 1A- Risk Factors in this Annual Report on Form 10-K.

Governance

Our Head of Information Technology and Security, or Head of IT, has primary responsibility for day-to-day management of our cybersecurity risk management program, including leading a dedicated team of information technology professionals to monitor cybersecurity risks on behalf of TScan. Our Head of IT has over 16 years’ experience with information technology and cybersecurity risk management programs.

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

Our board of directors, as a whole and through its committees, is responsible for our overall enterprise risk management program, which incorporates as an element our cybersecurity risk management program. Our audit committee, a subcommittee of our board of directors, has been delegated responsibility for oversight of cybersecurity risk management, which includes reviewing our cybersecurity and other information, technology risks, controls and procedures, including our plans to mitigate and respond to cybersecurity risks. The Head of IT, alongside the Chief Legal and Compliance Officer, and Chief Financial Officer, provide quarterly reports to the audit committee covering cybersecurity and other information technology risks affecting us. These reports may include reviewing our current infrastructure and the status of key cybersecurity initiatives, including the status of ongoing mitigation efforts, providing insights into the latest cybersecurity threats, and discussing any recent security incidents impacting our peer companies. Periodically, or in the event of a critical cybersecurity incident, the Chief Legal and Compliance Officer, and Chief Financial Officer will provide our full board of directors with findings and recommendations from these reports.

Item 2. Properties

Our corporate headquarters is located at 830 Winter Street in Waltham, Massachusetts. The facility at 830 Winter Street is 51,100 square feet of laboratory space, with a lease expiration of October 2029. We also lease a facility at 880 Winter Street which is 113,487 square feet of office and laboratory space with a lease termination date of December 2032. We believe our facilities are sufficient to meet our current needs for the foreseeable future.

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

Holders

As of February 28, 2025, there were approximately 70 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

During the year ended December 31, 2024, we did not issue or sell any unregistered securities, except as previously reported on our Current Report on Form 8-K filed on November 21, 2024.

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

Overview

We are a clinical-stage biotechnology company focused on developing a robust pipeline of T cell receptor (TCR)-engineered T cell, or TCR-T, therapies for the treatment of patients with cancer. Our approach is based on the central premise that we can learn from patients who are winning their fight against cancer to treat those who are not. Over the past several years, we have built our ImmunoBank, a repository of therapeutic TCRs that recognize diverse targets and are associated with multiple human leukocyte antigen, or HLA, types. We then use these TCRs to manufacture enhanced TCR-T therapies to treat a broad population of patients with both hematologic, or heme, and solid tumor malignancies. Every TCR in our ImmunoBank has come from our proprietary platform technologies, and we are continuing to expand our ImmunoBank.

We are advancing a robust pipeline of TCR-T therapy product candidates for the treatment of patients with heme malignancies and solid tumors. Our lead product candidates, TSC-100 and TSC-101, are in development for the treatment of patients with acute myeloid leukemia (AML), myelodysplastic syndrome (MDS), and acute lymphoblastic leukemia (ALL), who are undergoing allogeneic hematopoietic cell transplantation (HCT). The products are designed to eliminate residual disease and promote complete donor chimerism, thereby preventing relapse. TSC-100 and TSC-101 target the antigens HA-1 and HA-2, respectively, which are well-recognized TCR targets that were first identified in patients with exceptional responses to HCT-associated immunotherapy. We are currently conducting a multi-arm Phase 1 "umbrella" clinical study of TSC-100 and TSC-101, the ALLOHA™ Phase 1 heme trial, with 15 clinical sites activated, and we plan to open additional sites before the end of 2025.

In addition, we are developing multiple TCR-T therapy product candidates for the treatment of solid tumors. One of the challenges of treating solid tumors is that they are heterogeneous – not every tumor cell expresses a given target and some tumor cells lose half their HLA genes. To address this challenge, we are developing what we refer to as multiplex TCR-T therapy, or T-Plex, in which we treat a patient with more than one TCR-T therapy product candidate at a time. We are designing these multiplex therapies to be a simultaneous administration of up to three highly active TCR-T therapy product candidates, selected from our ImmunoBank, that are customized for each patient based on which targets are expressed in their tumors and which HLA genes are still intact. We continue to prioritize expanding the ImmunoBank with TCRs for additional targets and multiple HLA types for each target. We have now advanced seven TCR-T therapy product candidates into Phase 1 development for solid tumors: TSC-203-A0201 (PRAME, HLA-A*02:01); TSC-200-A0201 (HPV16, HLA-A*02:01); TSC-201-B0702 (MAGE-C2, HLA-B*07:02); TSC-202-A0201 (MAGE-A4, HLA-A*02:01); TSC-204-A0201 (MAGE-A1, HLA-A*02:01); TSC-204-C0702 (MAGE-A1, HLA-C*07:02); and TSC-204-A0101 (MAGE-A1, HLA-A*01:01). In addition to clearing these seven solid-tumor investigational new drug (IND) applications, the U.S. Food and Drug Administration (FDA) has cleared our IND application for T-Plex, enabling us to treat patients with multiplex TCR-T therapy. We plan to further expand the ImmunoBank by filing IND applications for additional TCR-T therapy product candidates. We have initiated a Phase 1 solid tumor clinical trial, the PLEXI-T™ trial, with 15 clinical sites activated, and we plan to open additional sites before the end of 2025.

Since our inception in 2018, we have devoted our efforts to raising capital, obtaining financing, filing, prosecuting and maintaining intellectual property rights, organizing and staffing our Company and incurring research and development costs related to the identification of novel targets for TCRs and development of TCR-T therapy product candidates to target and eliminate cancer cells. We do not have any therapies approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from sales of capital stock, revenue received under our collaboration agreements, as well as debt facilities.

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

Collaboration Revenue

Novartis

In March 2020, we entered into a Collaboration and License Agreement (the Novartis Agreement) with Novartis Institutes for BioMedical Research, Inc. (Novartis), to collaborate on their research efforts to discover and develop novel TCR-T therapies. Under the Novartis Agreement, we identified and characterized TCRs in accordance with a research plan and transferred data arising from the research plan. The collaboration included an upfront fee and research funding together totaling $30.0 million. During the year ended December 31, 2023, we recognized $5.8 million of revenue associated with the Novartis Agreement, of which $1.9 million related to cost reimbursements under the Novartis Agreement that offset costs incurred within research and development expenses in the statements of operations. In March 2023, all performance obligations were considered fulfilled, and the arrangement was completed.

Amgen

On May 8, 2023, the Company entered into a Collaboration Agreement with Amgen Inc. (the Amgen Agreement) to identify antigens recognized by T cells in patients with Crohn’s disease in accordance with a research plan. Under the terms of the Agreement, Amgen will retain all global development and commercialization rights.

The collaboration included an upfront fee of $30.0 million. We have identified performance obligations for research and development activities, the license, data reporting and participation in joint steering and research committees, which were determined to be a single combined performance obligation due to the services and licenses being highly interrelated. During the years ended December 31, 2024 and 2023, we recognized $2.8 million and $14.2 million, respectively, of revenue associated with the Amgen Agreement. The research term of the Amgen Agreement is expected to be approximately 3 years.

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
•
the cost of raw materials, developing and scaling our manufacturing process, and manufacturing our product candidates for use in our research and preclinical studies, including under agreements with third parties, such as consultants, contractors, and contract development and manufacturing organizations, or CDMOs;
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

Our direct external research and development expenses consist of costs that include fees, reimbursed materials, direct material costs, and other costs paid to consultants, contractors, CDMOs and CROs in connection with our development and manufacturing activities. We do not allocate employee costs, general laboratory supplies, and facilities expenses, including depreciation or other indirect costs, to specific product development programs because these costs are deployed across multiple programs and our platform technology and, as such, are not separately classified.

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. We have incurred significantly increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company and anticipate these expenses to increase in 2025 as we continue to expand the business. In addition, if we obtain regulatory approval for a product candidate and do not enter into a third-party commercialization collaboration, we expect to incur significant expenses related to building a sales and marketing team to support sales, marketing and distribution activities.

As of December 31, 2024, the unrecognized compensation cost related to outstanding options, inclusive of research and development and general and administrative, was $24.0 million, which is expected to be recognized over a weighted-average period of 2.66 years.

Income Taxes

Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in any year or for our earned research and development tax credits, due to the uncertainty of realizing a benefit from those items. As of December 31, 2024, we had federal and state net operating loss carryforwards of $113.6 million and $118.3 million, respectively, which may be used to offset future taxable income, if any. The state amounts expire at various dates through 2043. The federal net operating losses generated in and after 2018 can be carried forward indefinitely. As of December 31, 2024, we had federal and state tax credit carryforwards of $17.9 million and $9.5 million, which expire at various dates through 2043 and 2038, respectively. Due to the degree of uncertainty related to the ultimate use of the deferred tax assets, we have fully reserved these tax benefits, as the determination of the realization of the deferred tax benefits was not determined to be more likely than not.

Results of Operations

Years ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	Change
Revenue
Collaboration and license revenue	$2,816	$21,049	$(18,233)
Operating expenses:
Research and development	107,350	88,153	19,197
General and administrative	30,287	26,354	3,933
Total operating expenses	137,637	114,507	23,130
Loss from operations	(134,821)	(93,458)	(41,363)
Other (expense) income:
Interest and other income, net	12,065	7,999	4,066
Interest expense	(3,653)	(3,759)	106
Loss on extinguishment of debt	(1,090)	-	(1,090)
Total other income	7,322	4,240	3,082
Net Loss	$(127,499)	$(89,218)	$(38,281)

Revenue

Revenue for the years ended December 31, 2024 and 2023 was $2.8 million and $21.0 million, respectively. The decrease was primarily due to the timing of research activities performed pursuant to our collaboration agreements. Revenue for the 2024 period was related solely to our collaboration agreement with Amgen which commenced in May 2023. Revenue for the 2023 period was primarily driven by $14.2 million related to our collaboration agreement with Amgen, and $5.8 million related to our collaboration agreement with Novartis, which concluded in March 2023.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	Change
Personnel expenses	$31,742	$24,165	$7,577
Laboratory supplies, research materials and studies	31,468	30,101	1,367
Clinical studies	19,245	10,214	9,031
Facility-related and other	16,669	16,298	371
Stock-based compensation	4,846	2,876	1,970
Depreciation expense	3,380	4,499	(1,119)
Total research and development expenses	$107,350	$88,153	$19,197

Research and development expenses increased $19.2 million and was primarily attributable to a $9.0 million increase in clinical studies expense driven by enrollment in the ALLOHA Phase 1 heme clinical trial as well as start-up activities and enrollment in the PLEXI-T Phase 1 solid tumor clinical trial. There was also a $7.6 million increase in personnel expenses due to additional headcount in support of expanded research and development activities, a $1.4 million increase in laboratory supplies, research materials and studies due to start-up activities with a global contract development and manufacturing organization, or CDMO, a $0.4 million increase in facility-related expenses, and a $1.1 million decrease in depreciation expense. Research and development expenses included non-cash stock compensation of $4.8 million and $2.9 million for the years ended December 31, 2024 and 2023, respectively.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	Change
Personnel expenses	$10,900	$9,065	$1,835
Legal and professional fees	7,380	7,119	261
Facility-related and other	6,576	6,976	(400)
Stock-based compensation	4,703	2,332	2,371
Depreciation expense	728	862	(134)
Total general and administrative expenses	$30,287	$26,354	$3,933

General and administrative expenses increased by $3.9 million and was primarily due to a $1.8 million increase in personnel expenses due to additional headcount. There was also a $0.3 million increase in legal and professional fees, a $0.4 million decrease in facility-related expenses, and a $0.1 million decrease in depreciation expense. General and administrative expenses included non-cash stock compensation expense of $4.7 million and $2.3 million for the years ended December 31, 2024 and 2023, respectively.

Other (Expense) Income

Other income has increased $3.1 million primarily due to a $4.1 million increase in interest income attributable to higher cash balances available for investment, offset by a $1.1 million non-recurring charge for loss on extinguishment of debt related to the K2HV Loan Agreement repayment.

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

On June 1, 2023, we completed an underwritten public offering of (a) 23,287,134 shares of the Company's Voting Common Stock, inclusive of the underwriters’ 30-day option to purchase 297,660 additional shares of Voting Common Stock, at a price of $2.00 per share, and (b) the Pre-Funded Warrants to purchase up to 47,010,526 shares of the Voting Common Stock, at a price of $1.9999 per warrant with an exercise price of $0.0001 per share. The Company received aggregate net proceeds from the offering of $134.7 million after deducting underwriting discounts, commissions and other offering expenses.

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

Pursuant to the K2HV Loan Agreement dated September 9, 2022, K2HV extended an initial convertible term loan of $30.0 million to the Company in accordance with the K2HV Loan Agreement. On November 20, 2024, K2HV converted $15.0 million outstanding principal under the loan in exchange for 3,134,796 shares of our voting common stock. On December 20, 2024, we entered into a loan agreement with SVB (the SVB Loan Agreement), terminated the K2HV Loan Agreement and repaid all remaining outstanding loan obligations to K2HV. The SVB Loan Agreement provides for term loans up to an aggregate principal amount of $52.5 million, of which $32.5 million was provided on the closing date. We have the option to draw a second tranche of $20.0 million at the lender's sole discretion on or prior to June 30, 2026. See “Notes to Condensed Consolidated Financial Statements” and “Item 1A. Risk factors—The terms of our loan agreement place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our operating and financial flexibility” for additional details regarding the SVB Loan Agreement.

On December 27, 2024, we completed a registered direct offering with an existing investor for the issuance of pre-funded warrants to purchase up to 7,500,000 shares of the Company's Voting Common Stock with an exercise price of $0.0001 per warrant. The pre-funded warrants were issued at a purchase price of $4.00 per warrant, resulting in gross proceeds of approximately $30.0 million, before deducting offering expenses of $0.2 million.

As of December 31, 2024, we had cash, cash equivalents and marketable securities of $290.1 million, excluding restricted cash of $5.0 million.

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

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our planned operating expenses and capital expenditure requirements into the first quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

A change in the outcome of any of these or other variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of that product candidate. Furthermore, our operating plans may change in the future, and we will continue to require additional capital to meet operational needs and capital requirements associated with such operating plans. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments or engage in certain merger, consolidation or asset sale transactions, in addition to those contained in our SVB Loan Agreement. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	Change
Net cash used in operating activities	$(110,822)	$(61,358)	$(49,464)
Net cash used in investing activities	(52,613)	(60,759)	8,146
Net cash provided by financing activities	208,765	135,443	73,322
Net increase (decrease) in cash, cash equivalents and restricted cash	$45,330	$13,326	$32,004

Operating Activities

During the year ended December 31, 2024, net cash used in operating activities of $110.8 million was primarily driven by our net loss of $127.5 million, partially offset by non-cash charges of $11.6 million related to depreciation expense, accretion of marketable securities, stock-based compensation, non-cash interest expense related to note payable, and loss on extinguishment of debt. During 2024, working capital changes contributed $5.1 million to our cash flows. The change in working capital was primarily driven by the timing of payments to our vendors.

During the year ended December 31, 2023, net cash used in operating activities of $61.4 million was primarily driven by our net loss of $89.2 million, partially offset by non-cash charges of $10.3 million related to depreciation expense, accretion of marketable securities, stock-based compensation, and non-cash interest expense related to note payable. During 2023, working capital changes contributed $17.6 million to our cash flows. The change in working capital was primarily driven by changes in deferred revenue arising from the Amgen and Novartis arrangements as well as the timing of payments to our vendors.

Investing Activities

During the years ended December 31, 2024 and 2023, net cash used in investing activities was $52.6 million and $60.8 million, respectively, primarily related to the purchases of property and equipment, and purchases and maturities of marketable securities.

Financing Activities

During the year ended December 31, 2024, net cash provided by financing activities was $208.8 million, consisting of net proceeds of $161.4 million from our follow-on public offering in April 2024, cash proceeds of $32.5 million from borrowings under SVB Loan Agreement, cash proceeds of $30.0 million from our direct offering in December 2024, $1.7 million of proceeds from the exercise of stock options, and $0.3 million of proceeds from the issuance of common stock under 2021 ESPP. These proceeds are partially offset by $17.1 million of repayments of the K2HV Loan Agreement.

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
•
CROs in connection with preclinical and clinical studies and testing; and
•
CDMOs in connection with the process development and scale up activities and the production of materials.

We record the expense and accrual related to contract research and manufacturing based on our estimates of the services received and efforts expended considering a number of factors, including our knowledge of the progress towards completion of the research, development, and manufacturing activities; invoicing to date under contracts; communication from the contract research organizations, contract development and manufacturing organizations and other companies of any actual costs incurred during the period that have not yet been invoiced; and the costs included in the contracts and purchase orders. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial and Accounting Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of period end. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment, management has concluded that our internal controls over financial reporting were effective as of December 31, 2024 and provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the three months ended December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information About Our Directors

The following table identifies our current directors and sets forth certain information regarding the members of our board of directors, including their ages as of February 28, 2025, and years of tenure on our board of directors.

Name	Positions and Offices Held with TScan	Director Since	Age
Stephen Biggar, M.D., Ph.D.	Director	2021	54
Gavin MacBeath, Ph.D.	Director, Chief Executive Officer	2023	55
Katina Dorton, J.D., M.B.A.	Director	2021	67
R. Keith Woods	Director	2023	57
Gabriela Gruia, M.D.	Director	2021	68
Barbara Klencke, M.D.	Director	2023	67
Garry Nicholson	Director	2024	70

The names and certain biographical information about our current directors, including each director’s business experience, director position held, information regarding involvement in certain legal or administrative proceeding, if applicable, and the director’s experiences, qualifications, attributes, or skills are set forth below.

Stephen Biggar, M.D., Ph.D. has served as a member of our board of directors since March 2021. Dr. Biggar is a partner at Baker Bros. Advisors LP (“Baker Bros.”), a biotechnology-focused investment advisor. Dr. Biggar joined Baker Bros. in April 2000. Dr. Biggar serves on the boards of Kiniksa Pharmaceuticals International, plc., Acadia Pharmaceuticals Inc., and Notch Therapeutics, Inc. Dr. Biggar received an M.D. and a Ph.D. in Immunology from Stanford University and received a B.S. in Genetics from the University of Rochester. We believe that Dr. Biggar is qualified to serve as a member of our board of directors due to his extensive experience in the life sciences industry.

Gavin MacBeath, Ph.D. has served as our Chief Executive Officer and as a member of our board of directors since May 2023. He was previously our acting Chief Executive Officer from March 2023 to May 2023, and our Chief Scientific and Operating Officer from December 2018 to May 2023. He has over two decades of experience in academia and industry, founding companies and driving research from early-stage discovery through drug approval. Prior to joining TScan, Dr. MacBeath served as the Chief Scientific Officer at Abpro Corporation from March 2017 to July 2018, where he advanced T cell-engaging bispecific antibodies through pre-clinical development. Previously, Dr. MacBeath served as Co-founder and SVP of Discovery at Merrimack Pharmaceuticals, Inc. from February 2014 to October 2016. Dr. MacBeath began his career in academia, where he served as the first fellow at Harvard’s Bauer Center for Genomics Research, as an Assistant Professor and later Associate Professor in the Department of Chemistry & Chemical Biology at Harvard University, and as Lecturer and Principal Investigator at Harvard Medical School. Dr. MacBeath received his undergraduate degree from the University of Manitoba, his Ph.D. from The Scripps Research Institute, and postdoctoral training with Dr. Stuart Schreiber at Harvard University. We believe that Dr. MacBeath is qualified to serve on our board of directors because of the perspective and experience he provides as our Chief Executive Officer as well as his broad experience within the life sciences industry.

Katina Dorton, J.D., M.B.A. has served as a member of our board of directors since March 2021. Ms. Dorton also serves as a member of the board of directors, as chair of the audit committee, and as a member of the compensation and human capital management committee of Fulcrum Therapeutics, Inc., since January 2020, as a member of the board of directors, as chair of the audit committee, and as a member of the human resources and compensation committee of Mallinckrodt plc since February 2024. In addition, Ms. Dorton was a member of the board of directors of US Ecology, Inc., from 2014 to 2022 until its acquisition by Republic Services, Inc. Ms. Dorton also served as a member of the board of directors and chair of the audit committee of Pandion Therapeutics, Inc., a biopharmaceutical company, from 2020 until its acquisition by Merck & Co., Inc., in 2021. Previously, Ms. Dorton held CFO positions at several biotechnology companies, including Nodthera Inc., a company developing medicines to inhibit the NLRP3 inflammasome from 2020 to 2022, Repare Therapeutics Inc., a synthetic lethality and DNA repair-focused oncology company from 2019 to 2020, AVROBIO, Inc., a lentiviral gene therapy company from 2017 through 2018, and Immatics GmbH, a biotechnology company from 2015 through 2017. Earlier in her career, Ms. Dorton served as a Managing Director in investment banking for Morgan Stanley and Needham & Company and as an attorney at Sullivan & Cromwell. Ms. Dorton received her J.D. from the University of Virginia School of Law, her M.B.A. from George Washington University and her B.A. from Duke University. We believe that Ms. Dorton is qualified to serve on our board of directors due to her extensive leadership experience in multiple publicly-traded and privately-held pharmaceutical and biotechnology companies, and expertise in developing, financing and providing executive leadership in numerous biopharmaceutical companies.

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

Gabriela Gruia, M.D. has served as a member of our board of directors since May 2021. Dr. Gruia founded Gabriela Gruia Consulting, LLC in January 2021. Prior to that, Dr. Gruia served as the Chief Development Officer at Ichnos Sciences Inc. from February 2020 to January 2021, where she oversaw several key functions including Regulatory Sciences, Clinical Operations, Clinical Pharmacology, Biostatistics and Drug Safety. Prior to her time at Ichnos Sciences Inc., Dr. Gruia served as Senior Vice President and Head of Regulatory Affairs for Novartis Oncology from February 2008 through February 2020, where she was responsible for leading the oncology regulatory affairs organization. Dr. Gruia has served on the boards of directors for Aprea Therapeutics, Inc. since 2023, Netris Pharma since 2023, and Molecular Templates, Inc. from March 2022 until its dissolution in December 2024. Dr. Gruia received her doctorate in medicine from Bucharest Medical School in Romania and has a Masters in Breast Pathology and Mammography from Rene Huguenin/Curie Institute Cancer Center in Paris, France. She received her training in oncology and hematology from Rene Descartes University in Paris, France. We believe that Dr. Gruia is qualified to serve as a member of our board of directors due to her extensive leadership experience in the life sciences industry.

Barbara Klencke, M.D. has served as a member of our board of directors since April 2023. She also currently serves as an independent board member of Xencor since September 2023, ALX Oncology since January 2025, and Immune-Onc Therapeutics, Inc. since 2022. She has previously served as an independent board member of eFFECTOR Therapeutics, Inc. from 2021 until 2024 and Lexent Bio from 2017 until that company’s acquisition by Foundation Medicine in 2020. Dr. Klencke previously served as the Chief Medical and Chief Development Officer of Sierra Oncology Inc., a publicly traded clinical-stage biopharmaceutical company from 2015 until 2023 following its acquisition by GlaxoSmithKline plc in 2022. From 2011 to 2015, Dr. Klencke served as SVP, Global Development, at Onyx Pharmaceuticals, which was acquired by Amgen Inc., in 2013. She also led a variety of both early- and late-stage oncology programs while at Genentech, Inc. from 2003 to 2011. She completed Internal Medicine and Hematology/Oncology training at the University of California, San Francisco and remained there as an Assistant Professor of Medicine in Oncology focusing on clinical research from 1995 to 2002. Dr. Klencke holds a B.S. from Indiana University and an M.D. from the University of California, Davis. We believe that Dr. Klencke is qualified to serve as a member of our board of directors due to her significant scientific expertise in biotechnology.

Garry Nicholson has served as a member of our board of directors since June 2024. Mr. Nicholson has more than 35 years of pharmaceutical and biotech oncology experience. From August 2015 to November 2016, he served as President and Chief Executive Officer of XTuit Pharmaceuticals, where he also was a member of the board of directors. Beginning in May 2008, he led the global oncology franchise at Pfizer until his departure in May 2015 as President, Pfizer Oncology. His responsibilities included global commercialization and sales, clinical development and regulatory strategy, and business development. Under his leadership, the company developed and launched Ibrance® (palbociclib), the first cyclin-dependent kinase (“CDK”) 4/6 inhibitor approved in the U.S. and Europe. During his tenure at Pfizer, Mr. Nicholson served on the board of directors of the Pfizer Foundation and was a member of the company’s Portfolio, Strategy and Investment Committee, which set corporate research and development priorities and investment strategy. Earlier in his career, Mr. Nicholson held various leadership positions in the oncology division of Eli Lilly and Company. In addition, he has served as an advisor to AMPATH, a consortium of North American universities and health centers, Moi University, Moi Teaching and Referral Hospital, and the Government of Kenya, which helps build sustainable healthcare systems in developing nations. Mr. Nicholson began his career in healthcare as a pharmacy intern at Emory University. He currently serves as chair of the board of directors at Abdera Therapeutics Inc., a privately held biopharmaceutical company and serves as chair of the board of directors of Day One Biopharmaceuticals, Inc., a publicly traded clinical and commercial stage biopharmaceutical company. He also currently serves as a member of the board of directors at Avenzo Therapeutics, a privately held clinical stage company. Mr. Nicholson previously served as a member of the board of directors of G1 Therapeutics, a commercial stage company, and of NextCure, Inc., a publicly traded clinical stage biopharmaceutical company, Turning Point Therapeutics, Inc., a publicly traded clinical stage precision oncology company, Five Prime Therapeutics, Inc., a publicly traded clinical stage pharmaceutical company, TESARO, Inc., a publicly traded oncology-focused biopharmaceutical company, Tmunity Therapeutics Inc., a privately held biotechnology company, SQZ Biotechnologies, Inc., a privately held biotechnology company and Personal Genome Diagnostics Inc., a privately held cancer genomics company. Mr. Nicholson holds an M.B.A. from the University of South Carolina and earned his B.S. in Pharmacy at the University of

North Carolina at Chapel Hill. We believe Mr. Nicholson is qualified to serve as a member of our Board of Directors based on his significant experience in the life sciences, biotechnology and pharmaceutical industries and his knowledge of strategic and operational leadership priorities and corporate development matters.

There are no family relationships between or among any of our directors or executive officers. The principal occupation and employment during the past five years of each of our directors was carried on, in each case except as specifically identified in this Annual Report on Form 10-K with a corporation or organization that is not a parent, subsidiary or other affiliate of us. Except as described in “Item 10. Directors, Executive Officers and Corporate Governance – Identifying and Evaluating Director Nominees,” there is no arrangement or understanding between any of our directors and any other person or persons pursuant to which he or she is to be selected as a director.

Executive Officers Who Are Not Directors

The following table identifies our executive officers, other than as otherwise noted above, and sets forth their current positions and years of tenure at TScan, their ages as of February 28, 2025, and certain other demographic information.

Name	Positions and Offices Held with TScan	Officer Since	Age
Jason A. Amello	Chief Financial Officer and Treasurer	2024	56
Zoran Zdraveski, J.D., Ph.D.	Chief Legal and Strategy Officer and Secretary	2021	55
Chrystal Louis, M.D., M.P.H.	Chief Medical Officer	2024	49

Jason A. Amello has served as our Chief Financial Officer and Treasurer since January 2024. Prior to joining TScan, from September 2022 to January 2024, Mr. Amello was the Chief Financial Officer, Treasurer and Secretary at Candel Therapeutics, Inc. Prior to Candel, Mr. Amello served as Chief Financial Officer and Treasurer of Saniona AB from September 2020 to April 2022, and Senior Vice President, Chief Financial Officer and Treasurer of Akebia Therapeutics, Inc. from September 2013 to August 2020. Mr. Amello was also Executive Vice President, Chief Financial Officer and Treasurer of Alaunos Therapeutics, Inc. (formerly known as ZIOPHARM Oncology, Inc.) from May 2012 to May 2013. From April 2000 until June 2011, Mr. Amello served in various positions of increasing responsibility at Genzyme Corporation (acquired by Sanofi), including Senior Vice President, Chief Accounting Officer and Corporate Controller, and also led the Strategic Financial Services group through which he served as a key advisor on all of Genzyme’s mergers and acquisitions and other strategic transactions, including the sale of the company to Sanofi. Earlier in his career, Mr. Amello spent ten years in the business advisory and assurance practice of Deloitte, serving in various roles of increasing responsibility through Senior Manager. Since October 2017, Mr. Amello served as a member of the Board of Directors of Acer Therapeutics, Inc. until its acquisition by Zevra Therapeutics in November 2023 and was chairman of its audit committee. Mr. Amello also served on the Board of Directors of New England Baptist Hospital from 2015 to 2023 and was chairman of the Quality of Care Committee and a member of the Finance and Investment Committee. Mr. Amello received his B.S. in accounting from Boston College and is a Certified Public Accountant in the Commonwealth of Massachusetts.

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

Chrystal Louis, M.D., M.P.H., has served as our Chief Medical Officer since April 2024. Prior to joining TScan, from November 2022 to March 2024, Dr. Louis was the SVP of hematology clinical development at Zentalis Pharmaceuticals, Inc. Prior to Zentalis, Dr. Louis served as VP, Head of Medical Affairs at CRISPR Therapeutics, Inc. from July 2020 to November 2022. From October 2016 to July 2020, Dr. Louis served in various positions of increasing responsibility at Celgene Corporation (acquired by Bristol Myers Squibb Company), including Executive Director, Myeloid Diseases, U.S. Medical Affairs, Executive Director, Oncology, U.S. Medical Affairs and Executive Director, Pancreatic/GI Disease Lead, U.S. Medical Affairs. From September 2014 to October 2016, Dr Louis also served in the role of clinical development and project leadership strategy at Merrimack Pharmaceuticals, Inc. Prior to joining industry, Dr. Louis was an Assistant Professor at Texas Children’s Cancer Center and Hematology Service, Baylor College of Medicine, where she worked on the early development of CAR-T cell therapy products for solid tumor malignancies. Dr. Louis received her M.D. from Tulane University School of Medicine, her Masters Degree in Public Health from Tulane University School of Public Health and Tropical Medicine, and her B.A. in Political Science and B.S. in Chemistry from Southwestern University at Georgetown, TX.

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

Board Committees

Our board of directors has established an audit committee, a compensation committee, a nominating and corporate governance committee, and a research and clinical development committee. Each of the audit committee, compensation committee and nominating and corporate governance committee operates under a charter that satisfies the applicable standards of the SEC and Nasdaq. Each such committee reviews its respective charter at least annually. A current copy of the charter for each of the audit committee, compensation committee, nominating and corporate governance committee, and research and clinical development committee is posted on the corporate governance section of our website www.tscan.com.

Audit Committee

Katina Dorton, Gabriela Gruia, Barbara Klencke and R. Keith Woods serve on the audit committee, which is chaired by Ms. Dorton. Our board of directors has determined that each member of the audit committee is “independent” for audit committee purposes as that term is defined by the rules of the SEC and Nasdaq, and that each has sufficient knowledge in financial and auditing matters to serve on the audit committee. Our board of directors has designated Ms. Dorton as an “audit committee financial expert,” as defined under the applicable rules of the SEC. During the fiscal year ended December 31, 2024, the audit committee met five times. The audit committee assists our board of directors with its oversight of the integrity of our financial statements; our compliance with legal and regulatory requirements; the qualifications, independence and performance of the independent registered public accounting firm; the design and implementation of our risk assessment and risk management. Among other things, our audit committee is responsible for reviewing and discussing with our management the adequacy and effectiveness of our disclosure controls and procedures. The audit committee also discusses with our management and independent registered public accounting firm the annual audit plan and scope of audit activities, scope and timing of the annual audit of our financial statements, and the results of the audit, quarterly reviews of our financial statements and, as appropriate, initiates inquiries into certain aspects of our financial affairs. Our audit committee is responsible for establishing and overseeing procedures for the receipt, retention and treatment of any complaints regarding accounting, internal accounting controls or auditing matters, as well as for the confidential and anonymous submissions by our employees of concerns regarding questionable accounting or auditing matters. In addition, our audit committee has direct responsibility for the appointment, compensation, retention and oversight of the work of our independent registered public accounting firm. Our audit committee has sole authority to approve the hiring and discharging of our independent registered public accounting firm, all audit engagement terms and fees and all permissible non-audit engagements with the independent auditor. Our audit committee reviews and oversees all related person transactions in accordance with our policies and procedures.

All audit and non-audit services, other than de minimis non-audit services, to be provided to us by our independent registered public accounting firm must be approved in advance by our audit committee.

Compensation Committee

Stephen Biggar, Katina Dorton, Barbara Klencke and R. Keith Woods serve on the compensation committee, which is chaired by Dr. Biggar. Our board of directors has determined that each member of the compensation committee is “independent” as defined in the applicable Nasdaq rules. During the fiscal year ended December 31, 2024, the compensation committee met four times. Our compensation committee assists our board of directors with its oversight of the forms and amount of compensation for our executive officers (including officers reporting under Section 16 of the Exchange Act), the administration of our compensation and equity and non-equity incentive plans for employees and other service providers and certain other matters related to our compensation programs. The compensation committee, among other responsibilities, evaluates the performance of our chief executive officer and, in consultation with him, evaluates the performance of our other executive officers (including officers reporting under Section 16 of the Exchange Act).

Nominating and Corporate Governance Committee

Stephen Biggar, Katina Dorton and Gabriela Gruia serve on the nominating and corporate governance committee, which is chaired by Mr. Biggar. Our board of directors has determined that each member of the nominating and corporate governance committee is “independent” as defined in the applicable Nasdaq rules. During the fiscal year ended December 31, 2024, the nominating and corporate governance committee held two meetings. The nominating and corporate governance committee assists our board of directors with its oversight of and identification of individuals qualified to become members of our board of directors, consistent with criteria approved by our board of directors, and selects, or recommends that our board of directors selects, director nominees; develops and recommends to our board of directors a set of corporate governance guidelines; leads the annual performance review of the board of directors, its committees and management; and oversees any related matters required by federal securities laws.

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

Research and Clinical Development Committee

Stephen Biggar, Gabriela Gruia, Barbara Klencke, Gavin MacBeath, and Garry Nicholson serve on the research and clinical development committee, which is chaired by Dr. Klencke. During the fiscal year ended December 31, 2024, the research and clinical development committee met five times. Our research and clinical development committee assists our board of directors with its oversight of our research and clinical development activities and assists us in evaluating science and technology issues.

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

Board and Committee Meeting Attendance

The full board of directors met four times during 2024. During 2024, each member of the board of directors attended in person or participated in 75% or more of the aggregate of (i) the total number of meetings of the board of directors (held during the period for which such person has been a director), and (ii) the total number of meetings held by all committees of the board of directors on which such person served (during the periods that such person served), other than Timothy Barberich who did not attend any meetings of the board of directors during 2024 prior to his departure from the board of directors in June 2024. Directors are responsible for attending the annual meeting of shareholders to the extent practicable.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of Forms 3, 4 and 5, and any amendments thereto, filed by such reporting persons and/or written representations that no Form 5 was required, we believe that during the fiscal year ended December 31, 2024, all filing requirements applicable to our executive officers, directors and persons who beneficially own more than 10% percent of a registered class of our equity securities under the Exchange Act were met in a timely manner except for one late Form 4 filing by each of Gavin MacBeath, Zoran Zdraveski and Leiden Dworak, in each case with respect to an award of stock options.

Compensation Recovery Policy

In accordance with the requirements of the SEC and Nasdaq listing rules, our board of directors adopted a compensation recovery policy on September 21, 2023, effective as of October 2, 2023. The compensation recovery policy provides that in the event we are required to prepare a restatement of financial statements due to material noncompliance with any financial reporting requirement under securities laws, we will seek to recover any incentive-based compensation that was based upon the attainment of a financial reporting measure and that was received by any current or former executive officer during the three-year period preceding the date that the restatement was required if such compensation exceeds the amount that the executive officers would have received based on the restated financial statements. We have filed this policy as an Exhibit to this Annual Report on Form 10-K.

Insider Trading Policy

We have adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards” that apply to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K. In addition, with regard to our trading in our own securities, it is the our policy to comply with the applicable insider trading laws, rules and regulations, and any exchange listing standards when engaging in transactions in our securities.

Item 11. Executive Compensation.

Executive Compensation

Our named executive officers for the fiscal year ended December 31, 2024, are:

•
Gavin MacBeath, Ph.D., Chief Executive Officer and Director
•
Jason A. Amello, Chief Financial Officer and Treasurer
•
Chrystal Louis, M.D., M.P.H., Chief Medical Officer

Summary Compensation Table

The following table presents the compensation awarded to, earned by or paid to each of our named executive officers for the years indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)(5)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Gavin MacBeath, Ph.D.	2024	620,000	-	734,944	392,000	13,727	1,760,671
Chief Executive Officer and Director	2023	545,121	-	2,342,541	296,000	12,392	3,196,054
Jason A. Amello(4)	2024	463,542	60,000	2,966,550	230,000	13,800	3,733,892
Chief Financial Officer and Treasurer
Chrystal Louis, M.D., M.P.H.(6)	2024	343,125	45,000	2,480,336	162,000	-	3,030,461
Chief Medical Officer

(1)
The amounts reported represent the aggregate grant date fair value of the stock options awarded to the named executive officers during fiscal year 2024, calculated in accordance with ASC Topic 718. Such grant date fair value does not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of the awards reported in this column are set forth in Note 6 to our financial statements for the year ended December 31, 2024, which are included in our Form 10-K filed with the SEC on March 5, 2025. The amounts reported in this column reflect the accounting cost for the stock options and does not correspond to the actual economic value that may be received upon exercise of the stock option or any sale of any of the underlying shares of common stock.
(2)
Represents performance-based cash bonuses awarded to our named executive officers. See “Narrative Disclosures to the Summary Compensation Table -Non-Equity Incentive Plan Compensation” below for a description of this compensation.
(3)
Amounts for 2024 represent matching 401(k) plan contributions.
(4)
Mr. Amello was appointed our Chief Financial Officer and Treasurer on January 29, 2024, and accordingly his 2024 base salary represents the amount paid from the commencement of his employment through December 31, 2024.
(5)
Represents one-time signing bonuses paid to Mr. Amello and Dr. Louis in connection with the commencement of their employment.
(6)
Dr. Louis was appointed our Chief Medical Officer on April 8, 2024, and accordingly her 2024 base salary represents the amount paid from the commencement of her employment through December 31, 2024.

Narrative to Summary Compensation Table

Base salaries and annual incentive opportunities

The base salaries of all of our named executive officers are reviewed from time to time and adjusted when our board of directors or its compensation committee determines an adjustment is appropriate. For our 2024 fiscal year, the base salary for Dr. MacBeath, Mr. Amello, and Dr. Louis were $620,000, $500,000 and $495,000, respectively.

Each of our named executive officers is eligible to earn an incentive bonus each fiscal year, with such bonus awarded based on individual performance goals, as well as achievement of corporate goals related to our product development and advancement of pre-clinical studies established by our chief executive officer and approved by our board of directors. During our fiscal year ended December 31, 2024, our named executive officers were eligible to earn cash incentive bonuses based on a combination of corporate and individual goals. We require that participants continue to be employed through the payment date to receive a bonus. For our 2024 fiscal year, Dr. MacBeath, Mr. Amello, and Dr. Louis target annual bonuses as a percentage of base salary were 55%, 40% and 40%, respectively.

Pursuant to agreements with us, each of Dr. MacBeath, Mr. Amello, and Dr. Louis are, eligible to receive certain acceleration benefits in the event of our change in control, as described in the footnotes to the “Outstanding equity awards at the year ended December 31, 2024” table and under the “Agreements with Our Named Executive Officers and Potential Payments upon Termination or Change of Control” section below.

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

Policy on the Timing of Awards of Options and Other Option-Like Instruments

We generally grant annual equity awards, including stock option grants to our named executive officers, in the first quarter of each fiscal year. In addition, new hires receive equity grants at the time of their hiring. During 2024, the compensation committee did not take into account any material nonpublic information when determining the timing and terms of equity incentive awards, and we did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. During 2024, we did not grant stock options to our named executive officers during any period beginning four business days before and ending one business day after the filing or furnishing of a Form 10-Q, 10-K or 8-K that discloses material nonpublic information.

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

Outstanding equity awards at the year ended December 31, 2024

The following table sets forth information regarding each unexercised option and all unvested stock held by each of our named executive officers as of December 31, 2024.

		Option Awards
Name (1)	Vesting Commencement Date	Number of securities underlying unexercised options exercisable (#) (1)	Number of securities underlying unexercised options unexercisable (#)	Option exercise price ($)	Option expiration date
Gavin MacBeath, Ph.D.	7/25/2022	60,416	39,584	3.27	7/25/2032
	2/2/2023	18,333	21,667	1.81	2/2/2033
	2/2/2024	-	585,000	2.49	6/13/2033
	5/24/2023	212,285	324,015	2.49	6/13/2033
	1/12/2024	-	160,000	6.00	1/12/2034
	1/18/2022	102,083	37,917	4.85	1/18/2032
	12/3/2018	35,302	-	1.97	1/24/2029
	12/5/2019	52,575	-	2.46	12/18/2029
	1/25/2021	163,106	3,471	5.82	1/27/2031
Jason A. Amello	1/29/2024	-	750,000	5.15	2/1/2034
Chrystal Louis, M.D., M.P.H.	4/22/2024	-	380,000	8.62	5/1/2034

(1)
Each of the option awards vest as follows: 25% of the shares vest on the first anniversary of the vesting commencement date, and 1/48th of the shares vest upon the completion of each month of continuous service thereafter. Each executive is eligible to receive acceleration in the case of certain involuntary terminations that occur in connection with a change in control, as described under the “Agreements with Our Named Executive Officers and Potential Payments upon Termination or Change of Control” section below.

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

Agreements with Jason A. Amello

We entered into an employment agreement, effective as of January 29, 2024 with Mr. Amello (the “Amello Employment Agreement”). Pursuant to the terms of the Amello Employment Agreement, Mr. Amello joined us as our Chief Financial Officer on January 29, 2024. Mr. Amello is eligible to receive an annual base salary and is also eligible to receive an annual performance bonus of a specified percentage of his annual base salary, subject to his achievement of certain performance metrics to be approved and updated by our board of directors on an annual basis. Mr. Amello also received a one-time signing bonus of $60,000. In the event Mr. Amello leaves within 12 months of receiving such bonus (other than due to a termination without cause or a resignation for good reason (as each such term is defined in the Amello Employment Agreement)), Mr. Amello will be required to repay such signing bonus.

The employment agreement also provides Mr. Amello with severance benefits if the Company terminates his employment without cause or if Mr. Amello resigns for good reason equal to (i) salary continuation at his base salary for 12 months following the separation and (ii) COBRA premiums coverage for up to 12 months. If such separation without cause or for good reason occurs in the three months prior to a change of control or within 12 months at or following a change of control, then Mr. Amello will be entitled to (i) a lump sum cash payment equal to one times (x) his base salary plus (y) his annual target bonus, (ii) his pro rata target bonus for the number of days worked in the fiscal year of such separation, (iii) COBRA premiums coverage for up to 12 months and (iv) accelerated vesting of all unvested stock option and equity awards. Such severance payments and benefits are conditioned upon Mr. Amello executing a general release of all claims that he may have against the Company. The Company’s obligation to make severance payments during the applicable severance period will cease immediately upon Mr. Amello’s material breach of the proprietary information and inventions agreement between him and the Company.

Mr. Amello also entered into our standard proprietary information and inventions agreement, which contains one-year post-termination non-solicitation and non-competition provisions, provided that such one-year period will automatically be extended for an additional one year if Mr. Amello engages in any activity in violation of such provisions.

Agreements with Chrystal Louis, M.D., M.P.H.

We entered into an employment agreement, effective as of April 4, 2024 with Dr. Louis (the “Louis Employment Agreement”). Pursuant to the terms of the Louis Employment Agreement, Dr. Louis joined us as our Chief Medical Officer on April 4, 2024. Dr. Louis is eligible to receive an annual base salary and is also eligible to receive an annual performance bonus of a specified percentage of her annual base salary, subject to her achievement of certain performance metrics to be approved and updated by our board of directors on an annual basis. Dr. Louis also received a one-time signing bonus of $45,000. In the event Dr. Louis leaves within 12 months of receiving such bonus, Dr. Louis will be required to repay such signing bonus.

The employment agreement also provides Dr. Louis with severance benefits if the Company terminates her employment without cause or if Dr. Louis resigns for good reason (as each such term is defined in the Louis Employment Agreement) equal to (i) salary continuation at her base salary for 12 months following the separation (plus her full target bonus for the prior fiscal year, to the extent not yet paid) and (ii) COBRA premiums coverage for up to 12 months. If such separation without cause or for good reason occurs in the three months prior to a change of control or within 12 months at or following a change of control, then Dr. Louis will be entitled to (i) a lump sum cash payment equal to one times (x) her base salary plus (y) her annual target bonus, (ii) her pro rata target bonus for the number of days worked in the fiscal year of such separation, and (iii) accelerated vesting of all unvested stock option and equity awards. Such severance payments and benefits are conditioned upon Dr. Louis executing a general release of all claims that she may have against the Company. The Company’s obligation to make severance payments during the applicable severance period will cease immediately upon Dr. Louis’s material breach of the proprietary information and inventions agreement between her and the Company.

Equity Plan Compensation Information

The following table provides information as of December 31, 2024 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities in first column
Equity compensation plan approved by security holders (1)(2)	12,467,782	4.22	6,766,978
Equity compensation plan not approved by security holders	-	-	-
Total	12,467,782	4.22	6,766,978

(1)
Includes the following plans: our 2018 Equity Incentive Plan (the “2018 Plan”), our 2021 Equity Incentive Plan (as amended, the “2021 Plan”) and our 2021 Employee Stock Purchase Plan (the “2021 ESPP”).
(2)
As of December 31, 2024, a total of 5,781,492 shares of our common stock have been reserved for issuance pursuant to the 2021 Plan which number excludes the 5,187,142 shares that were added to the plan as a result of the automatic annual increase on January 1, 2025. The 2021 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2022, by four percent of the total outstanding common shares on the immediately preceding December 31 or such number of shares as determined by our board of directors. This number will be subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by us prior to vesting, satisfied without the issuance of stock, expire or are otherwise terminated, other than by exercise, under the 2021 Plan and the 2018 Plan will be added back to the shares of common stock available for issuance under the 2021 Plan. The Company no longer makes grants under the 2018 Plan. As of December 31, 2024, a total of 985,486 shares of our common stock have been reserved for issuance pursuant to the 2021 ESPP, which number excludes the 565,906 shares that were added to the plan as a result of the automatic annual increase on January 1, 2025. The 2021 ESPP provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2022, by the lesser of one percent of the outstanding number of shares of our common stock on the immediately preceding December 31 or such number of shares as determined by our board of directors. This number will be subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization.

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

	Member Annual Fee ($)	Chairperson Additional Annual Fee ($)
Board of Directors	40,000	30,000
Audit Committee	7,500	7,500
Compensation Committee	6,000	6,000
Research and Clinical Development Committee	5,000	5,000
Nominating and Corporate Governance Committee	4,000	4,000

We also reimburse our non-employee directors for reasonable travel and out-of-pocket expenses incurred in connection with attending our board of director and committee meetings.

In addition, each new non-employee director elected to our board of directors will be granted an option to purchase up to 47,500 shares of our common stock on the date of such director’s election or appointment to the board of directors, which will vest in the following manner, subject to the director’s continued service on our board of directors through such vesting date: in full upon the earlier to occur of the first anniversary of the date of grant or the date of the next annual meeting. On the date of each annual meeting of stockholders of our company, each non-employee director will be granted an additional option to purchase 47,500 shares of our common stock, which will vest in the following manner, subject to the director’s continued service on our board of directors through such vesting date: in full upon the earlier to occur of the first anniversary of the date of grant or the date of the next annual meeting.

Director Compensation Table

The table below shows all compensation earned by or paid to our non-employee directors during 2024.

Name	Fees earned or paid in cash ($)	Option awards ($)(1)(2)	All other compensation ($)	Total ($)
Stephen Biggar, M.D., Ph.D.	75,301	307,073	-	382,374
Katina Dorton, J.D., M.B.A.	69,000	307,073	-	376,073
Gabriela Gruia, M.D.	56,500	307,073	-	363,573
Barbara Klencke, M.D.	63,500	307,073	-	370,573
R. Keith Woods	54,163	307,073	-	361,236
Garry Nicholson	27,045	464,377	-	491,421
Timothy Barberich(3)	17,978	-	-	17,978

(1)
The amounts in this column represent the aggregate grant date fair value of option awards granted to the non-employee director in the applicable fiscal year computed in accordance with FASB ASC Topic 718. See Note 6 to our financial statements for the year ended December 31, 2024, which are included in this Form 10-K. See Note 6 of the notes to our consolidated financial statements appearing in this Form 10-K for a discussion of our assumptions made in determining the grant date fair value of our equity awards.
(2)
As of December 31, 2024, our non-employee directors held outstanding stock options as follows: Dr. Biggar (options to purchase 91,646 shares), Ms. Dorton (options to purchase 140,426 shares), Dr. Gruia (options to purchase 109,938 shares), Dr. Klencke (options to purchase 93,170 shares), Mr. Woods (options to purchase 65,000 shares) and Mr. Nicholson (options to purchase 71,250 shares). Mr. Barberich did not hold any outstanding options or unvested shares.
(3)
Mr. Barberich resigned from the board of directors effective June 12, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, to the extent known by us or ascertainable from public filings, with respect to the beneficial ownership of our common stock as of February 28, 2025, by:

•
each of our directors;
•
each of our named executive officers;

•
all of our directors and executive officers as a group; and
•
each person, or group of affiliated persons, who is known by us to beneficially own more than five percent of our voting common stock.

The column entitled “Percentage of Shares Beneficially Owned” is based on a total of 52,314,039 shares of our voting common stock outstanding as of February 28, 2025.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our voting common stock. Shares of our voting common stock subject to options that are currently exercisable or exercisable within 60 days of February 28, 2025 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable. Except as otherwise indicated in the table below, addresses of named beneficial owners are in care of TScan Therapeutics, Inc., 830 Winter Street, Waltham, MA 02451.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Greater-than-five Percent Stockholders:
Entities affiliated with Lynx1 Capital Management, L.P.(1)	5,357,347	10.24%
Entities affiliated with EcoR1 Capital, LLC(2)	5,000,000	9.56%
Entities affiliated with BlackRock, Inc.(3)	4,633,276	8.86%
Entities affiliated with Biotechnology Value Fund, L.P.(4)	3,681,509	7.04%
Entities affiliated with K2 HealthVentures Equity Trust LLC(5)	3,602,700	6.89%
Entities affiliated with Adage Capital Partners, L.P.(6)	3,500,000	6.69%
Entities affiliated with Baker Bros. Advisors, L.P.(7)	2,784,792	5.32%
Named Executive Officers and Directors:
Gavin MacBeath, Ph.D., Chief Executive Officer and Director(8)	985,989	1.88%
Jason A. Amello, Chief Financial Officer and Treasurer(9)	234,375	*
Chrystal Louis, M.D., M.P.H., Chief Medical Officer(10)	95,000	*
Stephen Biggar, M.D., Ph.D., Director(11)	44,146	*
Katina Dorton, J.D., M.B.A., Director(12)	92,926	*
Gabriela Gruia, M.D., Director(13)	62,438	*
Barbara Klencke, Director(14)	112,621	*
R. Keith Woods, Director(15)	17,500	*
Garry Nicholson, Director	-	-
All current executive officers and directors as a group (10 persons)(16)	1,932,367	3.69%

* Represents beneficial ownership of less than one percent.

(1)
Information herein is based solely on a Schedule 13G/A filed by Lynx1 Capital Management LP (“Lynx1”) and Weston Nichols with the SEC on February 14, 2025. Consists of 5,357,347 shares of voting common stock held by Lynx1. Lynx1 is the investment manager to Lynx1 Master Fund LP (“Lynx1 Fund”), with respect to the shares of voting common stock directly held by the Lynx1 Fund. Weston Nichols is the sole member of Lynx1 Capital Management GP LLC, the general partner of Lynx1, with respect to the shares of voting common stock directly held by Lynx1 Fund. Mr. Nichols shares voting and investment power over the shares held by Lynx1 Fund and as a result may be deemed to have beneficial ownership of such shares. The address for the foregoing persons is c/o Lynx1, 151 Calle de San Francisco, Suite 200, PMB 1237, San Juan, PR 00901-1607.
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

(3)
Information herein is based solely on a Schedule 13G filed by BlackRock, Inc. (“BlackRock”) with the SEC on November 8, 2024. Consists of 4,633,276 shares of voting common stock, for which BlackRock has sole voting power and sole dispositive power. The address of BlackRock is 50 Hudson Yards, New York, NY 10001.
(4)
Information herein is based solely on a Schedule 13G filed by Biotechnology Value Fund, L.P. (“BVF”), Biotechnology Value Trading Fund OS LP (“Trading Fund OS”), BVF I GP LLC (“BVF GP”), BVF GP Holdings LLC (“BVF GPH”), Biotechnology Value Fund II, L.P. (“BVF2”), BVF Partners L.P. (“Partners”), BVF II GP LLC (“BVF2 GP”), BVF Inc., BVF Partners OS Ltd (“Partners OS”) and Mark N. Lampert with the SEC on November 14, 2024. Consists of (i) 3,681,509 shares of voting common stock held by BVF, including 2,083,529 shares of voting common stock underlying certain pre-funded warrants held by it, (ii) 1,210,605 shares of voting common stock held by BVF2, (iii) 140,576 shares of voting common stock held by Trading Fund OS and (iv) 40,313 shares of voting common stock held by a certain Partners managed account (“Partners Managed Account”). These amounts exclude (i) 4,289,365 shares of voting common stock issuable upon the exercise of pre-funded warrants held by BVF, (ii) 4,983,846 shares of voting common stock issuable upon the exercise of pre-funded warrants held by BVF2, (iii) 503,238 shares of voting common stock issuable upon the exercise of pre-funded warrants held by Trading Fund OS and (iv) 200,548 shares of voting common stock issuable upon the exercise of pre-funded warrants held by Partners Managed Account, which pre-funded warrants may not be exercised if, upon giving effect to such exercise, would cause the aggregate number of shares of voting common stock beneficially owned by such holder (together with its affiliates and other attribution parties) to exceed 4.99% of the number of shares of voting common stock of the Company that would be outstanding immediately after giving effect to the exercise. The holders of pre-funded warrants may increase or decrease such beneficial ownership limitation percentage not in excess of 19.99% by providing the Company with at least 61 days’ prior notice of any increase. BVF GP, as the general partner of BVF, may be deemed to beneficially own the 3,681,509 shares of voting common stock and beneficially owned and 4,289,365 shares of voting common stock issuable upon the exercise of pre-funded warrants held by BVF. BVF2 GP, as the general partner of BVF2, may be deemed to beneficially own the 1,210,605 shares of voting common stock beneficially owned and 4,983,846 shares of voting common stock issuable upon the exercise of pre-funded warrants held by BVF2. Partners OS, as the general partner of Trading Fund OS, may be deemed to beneficially own the 140,576 shares of voting common stock beneficially owned and 503,238 shares of voting common stock issuable upon the exercise of pre-funded warrants held by Trading Fund OS. BVF GPH, as the sole member of each of BVF GP and BVF2 GP, may be deemed to beneficially own the 4,892,114 shares of voting common stock beneficially owned in the aggregate by BVF and BVF2. Partners, as the investment manager of BVF, BVF2 and Trading Fund OS, and the sole member of Partners OS, may be deemed to beneficially own 5,073,003 shares of voting common stock beneficially owned in the aggregate by BVF, BVF2 and Trading Fund OS and held in the Partners Managed Account, including 40,313 shares of voting common stock in the Partners Managed Account and excluding 200,548 shares of voting common stock issuable upon the exercise of pre-funded warrants held in the Partners Managed Account. BVF Inc., as the general partner of Partners, may be deemed to beneficially own the 5,073,003 shares of voting common stock beneficially owned by Partners. Mr. Lampert, as a director and officer of BVF Inc., may be deemed to beneficially own the 5,073,003 shares of voting common stock beneficially owned by BVF Inc. BVF GP, BVF GPH, Partners, BVF Inc. and Mr. Lampert share voting and dispositive power over the shares of voting common stock beneficially owned by BVF. BVF GPH, Partners, BVF Inc. and Mr. Lampert share voting and dispositive power over the shares of voting common stock beneficially owned by BVF2. Partners, BVF Inc. and Mr. Lampert share voting and dispositive power over the shares of voting common stock beneficially owned by Trading Fund OS and held in the Partners Managed Account. BVF GP disclaims beneficial ownership of the shares of voting common stock beneficially owned by BVF. BVF2 GP disclaims beneficial ownership of the shares of voting common stock beneficially owned by BVF2. Partners OS disclaims beneficial ownership of the shares of voting common stock beneficially owned by Trading Fund OS. BVF GPH disclaims beneficial ownership of the shares of voting common stock beneficially owned by BVF and BVF2. Each of Partners, BVF Inc. and Mr. Lampert disclaims beneficial ownership of the shares of voting common stock beneficially owned by BVF, BVF2 and Trading Fund OS and held in the Partners Managed Account. The business address of BVF, BVF GP, BVF2, BVF2 GP, BVF GPH, Partners, BVF Inc., Mr. Lampert and Dr. Hrustanovic is 44 Montgomery St., 40th Floor, San Francisco, California 94104. The business address of Trading Fund OS and Partners OS is PO Box 309 Ugland House, Grand Cayman, KY1-1104, Cayman Islands.
(5)
Information herein is based solely on a Schedule 13G/A filed by K2 HealthVentures Equity Trust LLC (“K2HV”), Parag Shah and Anup Arora with the SEC on February 14, 2025. Consists of 3,602,700 shares of voting common stock held directly by K2HV. K2HV is an investment vehicle for holding equity securities and may be deemed to directly beneficially own the shares of voting common stock that it holds directly and has the right to acquire within 60 days upon conversion of the convertible term loans. Mr. Shah and Mr. Arora serve as the managing members of K2HV and, in such capacities, may be deemed to indirectly beneficially own the shares of voting common stock that K2HV holds directly. The address for the above referenced entities and individuals is 855 Boylston Street, 10th Floor, Boston, MA 02116.
(6)
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
(7)
Information herein is based solely on a Schedule 13D/A filed by Baker Bros. Advisors LP (“BBA”), Baker Bros. Advisors (GP) LLC (“BBA-GP”), Felix J. Baker and Julian C. Baker with the SEC on April 23, 2024. Consists of (i) 256,209 shares of voting common stock held by 667, L.P. (“667”) and (ii) 2,528,583 shares of voting common stock held by Baker Brothers Life Sciences, L.P. (“Baker Life Sciences” and together with 667, the “BBA Funds”). These amounts exclude (i) 4,018,678 shares of voting common stock issuable upon exercise of pre-funded warrants held by 667 and (ii) 43,158,741 shares of voting common stock issuable upon the exercise of pre-funded warrants held by Baker Life Sciences. The pre-funded warrants held by the BBA Funds are only exercisable to the extent that after giving effect to such exercise the holders thereof, together with their affiliates and any members of a Section 13(d) group with such holders, would beneficially own, for purposes of Rule 13d-3 under the Securities Exchange Act of 1934, as amended, no more than 4.99% of the outstanding shares of voting common stock of the Company (the “Maximum Percentage”). By written notice to the Company, the BBA Funds may from time to time increase or decrease the Maximum Percentage applicable to that BBA Fund to any other percentage not in excess of 19.99%. Any such increase will not be effective until the 61st day after such notice is delivered to the Company. As a result of this restriction, the number of shares that may be issued upon exercise of the pre-funded warrants by the BBA Funds may change depending upon changes in the number of outstanding shares of voting common stock of the Company. The pre-funded warrants held by the BBA Funds are not currently exercisable due to the effect of the Maximum Percentage. The BBA-GP is the sole general partner of the Adviser. Pursuant to management agreements, as amended, among BBA-GP, Baker Life Sciences, and 667, and their respective general partners, the BBA Funds’ respective general partners relinquished to BBA-GP all discretion and authority with respect to the investment and voting power of the securities held by the BBA Funds, and thus BBA-GP has complete and unlimited discretion and authority with respect to the BBA Funds’ investments and voting power over investments. BBA-GP, Felix J. Baker and Julian C. Baker as management members of the BBA-GP, and the BBA may be deemed to be beneficial owners of the securities of the Company held by the Funds. The address for the above referenced entities and individuals is 860 Washington Street, 3rd Floor, New York, NY 10014.
(8)
Consists of (i) 49,767 shares of voting common stock held by Dr. MacBeath and (ii) 936,222 shares of voting common stock subject to options held by Dr. MacBeath that are vested and exercisable within 60 days of February 28, 2025.
(9)
Consists of 234,375 shares of voting common stock subject to options held by Mr. Amello that are vested and exercisable within 60 days of February 28, 2025.
(10)
Consists of 95,000 shares of voting common stock subject to options held by Dr. Louis that are vested and exercisable within 60 days of February 28, 2025.
(11)
Consists of 44,146 shares of voting common stock subject to options held by Dr. Biggar that are vested and exercisable within 60 days of February 28, 2025.
(12)
Consists of 92,926 shares of voting common stock subject to options held by Ms. Dorton that are vested and exercisable within 60 days of February 28, 2025.
(13)
Consists of 62,438 shares of voting common stock subject to options held by Dr. Gruia that are vested and exercisable within 60 days of February 28, 2025.
(14)
Consists of (i) 45,000 shares of voting common stock held by and 42,621 shares of voting common stock subject to options held by Dr. Klencke that are vested and exercisable within 60 days of February 28, 2025 and (ii) 25,000 shares of voting common stock held by the Klencke Huestis Trust, for which Dr. Klencke serves as co-trustee along with her spouse.
(15)
Consists of 17,500 shares of voting common stock subject to options held by Dr. Woods that are vested and exercisable within 60 days of February 28, 2025.
(16)
Consists of (i) 124,483 shares of voting common stock and (ii) 1,746,634 shares of voting common stock underlying options that are vested and exercisable within 60 days of February 28, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than the compensation agreements and other arrangements described under “Executive compensation” and “Director compensation” in this Form 10-K and the transactions described below, since January 1, 2023, there has not been and there is not currently proposed, any transaction or series of similar transactions to which we were, or will be, a party in which the amount involved exceeded, or will exceed, $120,000 (or, if less, 1% of the average of our total assets amounts at December 31, 2023 and 2024) and in which any director, executive officer, holder of five percent or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

Agreements with Our Stockholders

In connection with our preferred stock financings prior to our IPO, we entered into an investors’ rights agreement, voting agreement, right of first refusal agreement and product interest rights agreement, in each case, with the purchasers of our preferred stock and certain holders of our common stock. All of the material provisions of these agreements terminated immediately prior to the completion of our IPO, other than the provisions relating to registration rights, which continued in effect following the completion of our IPO and entitle the holders of such rights to demand that we file a registration statement, subject to certain limitations, and to request that their shares be covered by a registration statement that we are otherwise filing. Such provisions relating to registration rights terminated on July 20, 2024.

Nominating Rights and Registration Rights Agreements with the BBA Funds

In connection with our Series C convertible preferred stock financing, we entered into a nominating agreement (the Nominating Agreement) with Baker Brothers Life Sciences, L.P. and 667, L.P. (collectively, the “BBA Funds”) which was subsequently amended and restated on April 22, 2021, pursuant to which, among other things, we agreed to support the nomination of, and cause our board of directors (or the nominating committee thereof) to include in the slate of nominees recommended to our stockholders for election as directors at each annual or special meeting of our stockholders at which directors are to be elected, one person designated from time to time by the BBA Funds, subject to the requirements of fiduciary duties under applicable law and the terms and conditions of the Nominating Agreement. The agreement only applies during the period beginning at the closing of our IPO and for the three years thereafter, as long as (1) the BBA Funds and their affiliates, collectively, beneficially own at least 75% of the Series C convertible preferred stock purchased by the BBA Funds in such Series C convertible preferred stock financing, or such number of shares of our common stock issued upon conversion of such number of shares of Series C convertible preferred stock (in either case, as adjusted for any stock split, stock dividend, combination, or other recapitalization or reclassification or similar transaction), and (2) the BBA Funds and their affiliates, collectively, beneficially own at least two percent of our then outstanding voting common stock. Our obligations under the Nominating Agreement terminated on July 20, 2024.

Also in connection with our Series C convertible preferred stock financing, we entered into a Registration Rights Agreement with the BBA Funds, pursuant to which, among other things, we agreed to provide the BBA Funds with certain “resale” registration rights and related “piggy-back” rights.

Registration Rights with K2 Health Ventures

On September 9, 2022, we entered into a Loan and Security Agreement (the K2HV Loan Agreement) with K2 Health Ventures LLC (K2HV) pursuant to which K2HV may provide us with convertible term loans in an aggregate principal amount of up to $60.0 million, of which $30.0 million was fully funded at the closing date in September 2022. On November 20, 2024, K2HV converted $15.0 million of the outstanding principal amount under the loan in exchange for 3,134,796 shares of our voting common stock. On December 20, 2024, we terminated the K2HV Loan Agreement and repaid all remaining outstanding obligations.

Participation in our 2024 Public Offering

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

	Shares of Common Stock	Shares of Common Stock Issuable Upon the Exercise of Pre-Funded Warrants	Total Purchase Price
Adage Capital Partners, L.P.	-	1,350,000	$9,625,365
667, L.P.	-	825,968	5,889,069
Baker Brothers Life Sciences, L.P.	-	8,851,451	63,109,960
Biotechnology Value Fund, L.P.	-	1,289,181	9,191,732
Biotechnology Value Fund II, L.P.	-	1,132,502	8,074,626
Biotechnology Value Trading Fund OS LP	-	56,019	399,410
MSI BVF SPV, LLC	-	72,298	515,478
Lynx1 Master Fund LP	-	5,000,000	35,649,500
Total	-	18,577,419	$132,455,140

In connection with the public offering, we agreed, among other things, to indemnify the underwriters in connection with the Securities Act of 1933, as amended. The public offering was made pursuant to the shelf registration statement on Form S-3 (File No. 333-277699) that was filed with the SEC on March 6, 2024, and that was declared effective by the SEC on April 12, 2024, and a related prospectus supplement and its accompany base prospectus, filed with the SEC on April 18, 2024.

Participation in our 2024 Registered Direct Offering

On December 27, 2024, we completed a registered direct offering with an existing investor Lynx1 Master Fund LP (“Lynx1”) and an investment fund advised by Lynx1 resulting to in the sale and issuance of pre-funded warrants to purchase up to 7,500,000 shares of the Company's Voting Common Stock, at a purchase price of $4.00 per warrant with an exercise price of $0.0001 per share, for aggregate gross proceeds of approximately $30.0 million, before deducting offering expenses of $0.2 million. Of these prefunded warrants, prefunded warrants to purchase up to 150,000 shares of Voting Common Stock for gross proceeds of $600,000 were sold to Lynx1 and prefunded warrants to purchase up to 7,350,000 shares of Voting Common Stock for gross proceeds of $29.4 million were sold to an investment fund advised by Lynx1.

The public offering was made pursuant to the shelf registration statement on Form S-3 (File No. 333-268260) that was filed with the SEC on November 9, 2022, and that was declared effective by the SEC on May 16, 2023, and a related prospectus supplement and its accompany base prospectus filed with the SEC on December 26, 2024.

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

Item 14. Principal Accountant Fees and Services.

TScan incurred the following fees from Deloitte for the audit of the consolidated financial statements and for other services provided during the years ended December 31, 2024 and 2023.

	Fiscal Year 2024 ($)	Fiscal Year 2023 ($)
Audit Fees(1)	847,750	773,153
Audit-Related Fees	-	-
Tax Fees(2)	-	-
All Other Fees(3)	-	3,790
Total Fees	847,750	776,943

(1)
Audit fees consist of fees for the audit of our annual financial statements, the review of our interim financial statements included in our quarterly reports on Form 10-Q and fees related to our follow-on offering, including comfort letters and consents.
(2)
Tax fees consist of fees for tax compliance, advice and tax services. There were no tax fees in fiscal years 2023 and 2024.
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

During our 2023 and 2024 fiscal years, no services were provided to us by Deloitte other than in accordance with the pre-approval policies and procedures described above.

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

4.5	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2023).

4.6	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 17, 2024).

4.7	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 26, 2024).

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

10.7

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

10.9*	Second Amendment to Lease by and between PPF OFF 828-830 Winter Street LLC and the Registrant, dated October 28, 2024.

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

10.13#

Employment Agreement, dated May 25, 2023, by and between the Registrant and Gavin MacBeath, Ph.D (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 6, 2024).

10.14#

Form of Management Cash Incentive Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 23, 2021).

10.15#

Employment Agreement, dated July 28, 2021, by and between the Registrant and Zoran Zdraveski (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 6, 2024).

10.16#

Employment Agreement, dated January 29, 2024, by and between the Registrant and Jason A. Amello (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 13, 2024).

10.17#

Employment Agreement, dated April 4, 2024, by and between the Registrant and Chrystal Louis (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2024).

10.18#

Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on April 23, 2021).

10.19

Loan and Security Agreement, dated September 9, 2022, by and among TScan Therapeutics, Inc., K2 HealthVentures LLC and Ankura Trust Company, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 12, 2022).

10.20†

Loan and Security Agreement, dated December 20, 2024, by and among TScan Therapeutics, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2024).

19*	Insider Trader Policy.

21*	List of Subsidiaries of Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97#	Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2024).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

TScan Therapeutics, Inc.

Date: March 5, 2025	By:	/s/ Gavin MacBeath
Gavin MacBeath, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: March 5, 2025	By:	/s/ Jason A. Amello
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on March [5], 2025.

Signature	Title	Date
/s/ Gavin MacBeath	Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2025
Gavin MacBeath, Ph.D.
/s/ Jason A. Amello	Chief Financial Officer	March 5, 2025
Jason A. Amello	(Principal Financial and Accounting Officer)
/s/ Garry Nicholson	Director	March 5, 2025
Garry Nicholson
/s/ Stephen Biggar	Director	March 5, 2025
Stephen Biggar, M.D., Ph.D.
Katina Dorton	Director	March 5, 2025
Katina Dorton, J.D., M.B.A.
/s/ Gabriela Gruia	Director	March 5, 2025
Gabriela Gruia, M.D.
/s/ Barbara Klencke	Director	March 5, 2025
Barbara Klencke, M.D.
/s/ R. Keith Woods	Director	March 5, 2025
R. Keith Woods

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of TScan Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TScan Therapeutics, Inc. and subsidiary (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Boston, Massachusetts March 5, 2025

We have served as the Company’s auditor since 2020.

TScan Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$178,689	$133,359
Marketable securities	111,421	58,685
Prepaid expenses and other current assets	2,612	2,193
Total current assets	292,722	194,237
Property and equipment, net	7,242	7,742
Right-of-use assets	64,357	63,492
Restricted cash	5,031	5,031
Long-term deposit and other assets	1,766	1,647
Total assets	$371,118	$272,149

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,278	$2,374
Accrued expenses and other current liabilities	15,410	10,716
Operating lease liability, current portion	4,570	3,246
Deferred revenue, current portion	11,698	10,137
Current portion of long-term debt	-	3,347
Total current liabilities	35,956	29,820
Deferred revenue, net of current portion	1,246	5,622
Operating lease liability, net of current portion	60,739	59,140
Long-term debt and accrued interest	32,072	26,700
Other long term liabilities	135	-
Total liabilities	130,148	121,282
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2024 and 2023	-	-
Voting common stock, $0.0001 par value; 300,000,000 shares authorized; 52,314,039 and 43,552,941 shares issued and outstanding at December 31, 2024 and 2023, respectively	5	4
Non-voting common stock, $0.0001 par value; 10,000,000 shares authorized; 4,276,588 shares issued and outstanding at December 31, 2024 and 2023	1	1
Additional paid-in capital	616,009	398,459
Accumulated other comprehensive income	51	-
Accumulated deficit	(375,096)	(247,597)
Total stockholders' equity	240,970	150,867
Total liabilities and stockholders' equity	$371,118	$272,149

The accompanying notes are an integral part of these consolidated financial statements

TScan Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Revenue
Collaboration and license revenue	$2,816	$21,049
Operating expenses:
Research and development	107,350	88,153
General and administrative	30,287	26,354
Total operating expenses	137,637	114,507
Loss from operations	(134,821)	(93,458)
Other (expense) income:
Interest and other income, net	12,065	7,999
Interest expense	(3,653)	(3,759)
Loss on extinguishment of debt	(1,090)	-
Total other income	7,322	4,240
Net loss	$(127,499)	$(89,218)
Net loss per share, basic and diluted	$(1.14)	$(1.36)
Weighted average common shares outstanding—basic and diluted	111,990,417	65,599,858
Comprehensive loss:
Net Loss	$(127,499)	$(89,218)
Other comprehensive gain:
Unrealized gain on available-for-sale securities	51	-
Comprehensive loss	$(127,448)	$(89,218)

The accompanying notes are an integral part of these consolidated financial statements

TScan Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data and issuance costs)

					Additional	Accumulated Other		Total
	Voting Common Stock		Non-voting Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at January 1, 2023	19,082,820	2	5,143,134	1	257,810	-	(158,379)	99,434
Exercise of stock options	316,441	-	-	-	711	-	-	711
Issuance of common stock, net of offering costs	23,287,134	2	-	-	42,412	-	-	42,414
Issuance of pre-funded warrants, net of offering costs	-	-	-	-	92,318	-	-	92,318
Conversion of non-voting common stock to voting common stock	866,546	-	(866,546)	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	5,208	-	-	5,208
Net loss	-	-	-	-	-	-	(89,218)	(89,218)
Balances at December 31, 2023	43,552,941	4	4,276,588	1	398,459	-	(247,597)	150,867
Exercise of stock options	586,081	-	-	-	1,717	-	-	1,717
Issuance of common stock under employee stock purchase plan	82,153	-	-	-	333	-	-	333
Issuance of common stock, net of offering costs	4,958,068	1	-	-	33,130	-	-	33,131
Issuance of pre-funded warrants, net of offering costs	-	-	-	-	158,071	-	-	158,071
Conversion of convertible debt	3,134,796	-	-	-	14,750	-	-	14,750
Stock-based compensation expense	-	-	-	-	9,549	-	-	9,549
Net loss	-	-	-	-	-	-	(127,499)	(127,499)
Unrealized gain on available-for-sale securities	-	-	-	-	-	51	-	51
Balances at December 31, 2024	52,314,039	$5	4,276,588	$1	$616,009	$51	$(375,096)	$240,970

The accompanying notes are an integral part of these consolidated financial statements

TScan Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(127,499)	$(89,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,108	5,361
Accretion of marketable securities	(3,897)	(1,072)
Non-cash interest expense related to loan payable	773	757
Loss on extinguishment of debt	1,090	-
Stock-based compensation	9,549	5,208
Changes in current assets and liabilities:
Prepaid expenses and other assets	(538)	985
Right-of-use assets and lease liabilities, net	1,881	935
Accounts payable	1,994	(52)
Accrued expense and other liabilities	4,532	3,853
Deferred revenue	(2,815)	11,885
Net cash used in operating activities	(110,822)	(61,358)
Cash flows from investing activities:
Purchases of property and equipment	(3,825)	(3,146)
Purchases of marketable securities	(241,445)	(77,613)
Proceeds from maturities of marketable securities	192,657	20,000
Net cash used in investing activities	(52,613)	(60,759)
Cash flows from financing activities:
Repayment of loan payable, net	(17,144)	-
Proceeds from borrowings under loan agreement, net	32,457	-
Proceeds from issuance of common stock, net of offering costs	33,131	42,414
Proceeds from issuance of pre-funded warrants, net of offering costs	158,271	92,318
Issuance of common stock under employee stock purchase plan	333	-
Proceeds from exercise of stock options	1,717	711
Net cash provided by financing activities	208,765	135,443
Net increase in cash, cash equivalents and restricted cash	45,330	13,326
Cash, cash equivalents, and restricted cash - beginning of year	138,390	125,064
Cash, cash equivalents, and restricted cash - end of year	$183,720	$138,390
Summary of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:
Cash and cash equivalents	178,689	133,359
Restricted cash	5,031	5,031
Total cash, cash equivalents, and restricted cash	$183,720	$138,390
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,881	$3,002
Supplemental disclosure of non-cash investing and financing activities:
Debt issuance costs not yet paid	$400
Financing costs not yet paid	$200
Lease liability arising from obtaining right-of-use asset	$6,133	$6,214
Purchase of property and equipment in accounts payable and accrued liabilities	$84	$301
Issuance of common stock upon note conversion	$14,750	$-

The accompanying notes are an integral part of these consolidated financial statements

TSCAN THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Nature of Business

TScan Therapeutics, Inc. (the Company) is a biotechnology company that was incorporated in Delaware on April 17, 2018, and has a principal place of business in Waltham, Massachusetts. The Company is a biopharmaceutical company focused on developing a pipeline of T cell receptor (TCR)-engineered T cell (TCR-T) therapies for the treatment of patients with cancer.

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

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from sales of capital stock, including the IPO completed in July 2021, issuance of convertible debt in September 2022, issuance of term loan in December 2024 and with payments received under its license and collaboration agreements. Since its inception, the Company has incurred recurring losses, including net losses of $127.5 million and $89.2 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company had an accumulated deficit of $375.1 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash and cash equivalents and marketable securities as of December 31, 2024 will be sufficient to fund the Company’s operations for at least the next twelve months from the date of the issuance of the financial statements.

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

Restricted Cash

In connection with the Company’s facility lease agreements, the Company is required to provide letters of credit totaling of $5.0 million for the benefit of the landlords to serve as security deposits. As of December 31, 2024 and 2023, the cash securing the letter of credit was classified as restricted cash (non-current) on the consolidated balance sheets.

Marketable Securities

The Company classifies all of its marketable securities as available-for-sale based upon its intent with regard to such investments. Unrealized gains on available-for-sale debt securities are reported as a component of accumulated other comprehensive loss in stockholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest and other income, net. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities, are included in interest and investment income.

The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and other income, net. To determine whether an other-than-temporary impairment exists, the Company considers whether it has the ability and intent to hold the investment until a market price recovery, and whether evidence indicating the recoverability of the cost of the investment outweighs evidence to the contrary.

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

The Company recognizes the tax benefit from any uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Interest and penalties associated with uncertain tax positions are recorded as a component of income tax expense. As of December 31, 2024 and 2023, the Company has not identified any uncertain tax positions for which reserves would be required.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s only element of other comprehensive income was unrealized gains on marketable securities.

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

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting - Improvements to Reportable Segment Disclosures.” The ASU requires disclosure of incremental segment information on an annual and interim basis and also requires companies with a single reportable segment to provide all disclosures required by this ASU and all existing segment disclosures in Accounting Standard Codification (“ASC”) 280, “Segment Reporting.” The Company adopted this standard for this fiscal year ended December 31, 2024. The adoption of ASU 2023-07 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements Not Yet Effective

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

In November 2024, the FASB issued Accounting Standards Update (ASU) 2024-04, Debt-Debt with Conversions and Other Options. ASU 2024-04 is intended to clarify requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. This ASU is effective for all entities for annual reporting periods beginning after

December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on its disclosures.

In November 2024, the FASB issued Accounting Standards Update (ASU) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. ASU 2024-03 is intended to improve disclosures about a public business entity’s expense and provide more detailed information to investors about the types of expenses in commonly presented expense captions. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on its disclosures.

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2024	2023
Laboratory equipment	$19,371	$15,653
Leasehold improvements	3,258	3,159
Furniture and fixtures	1,721	1,519
Office and computer equipment	1,496	1,460
Construction-in-progress	100	548
Property and equipment	25,946	$22,339
Less: accumulated depreciation and amortization	(18,704)	(14,597)
Property and equipment, net	$7,242	$7,742

Depreciation and amortization expense for the years ended December 31, 2024 and 2023 was $4.1 million and $5.4 million, respectively.

4. Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, the assets carried at fair value (in thousands):

	Fair value measurements at December 31, 2024 using:
	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents – money market funds	$169,744	$-	$-	$169,744
Marketable securities – government securities	111,421	-	-	111,421
Total financial assets	$281,165	$-	$-	$281,165

	Fair value measurements at December 31, 2023 using:
	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents – money market funds	$52,299	$-	$-	$52,299
Cash equivalents – government securities	76,483	-	-	76,483
Marketable securities – government securities	58,685	-	-	58,685
Total financial assets	$187,467	$-	$-	$187,467

Money market funds and government securities are valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. There were no transfers among Level 1, Level 2, or Level 3 categories in the periods presented.

Assets and Liabilities Not Carried at Fair Value

The Company's convertible long-term debt was carried at amortized cost. The fair value of the convertible long-term debt was estimated to be $38.4 million at December 31, 2023. Fair value was determined using a convertible bond model using a binomial lattice approach. We classified the fair value disclosures for the long-term debt within level 3 of the fair value hierarchy because the fair value is derived using significant unobservable inputs, which include discount rates and volatility. The Company's convertible long-term debt was extinguished on December 20, 2024.

The carrying value of accounts payable and accrued expenses that are reported on the consolidated balance sheets approximate fair value due to the short-term nature of these liabilities. Based on the borrowing rates currently available to the Company for bank loans with similar maturities, the fair value of long-term debt is approximately equal to its carrying amount as of December 31, 2024.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Accrued employee compensation and benefits	$6,845	$5,478
Accrued research and development	6,735	3,537
Accrued consulting and professional services	1,473	1,026
Accrued legal services and license fee	281	250
Other	76	425
Total accrued expenses and other current liabilities	$15,410	$10,716

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

On December 27, 2024, the Company completed a registered direct offering with an existing investor for the issuance of pre-funded warrants to purchase up to 7,500,000 shares of the Company's Voting Common Stock, with an exercise price of $0.0001 per warrant. The pre-funded warrants were issued at a purchase price of $4.00 per warrant, resulting in gross proceeds of approximately $30.0 million, before deducting offering expenses of $0.2 million.

The Pre-Funded Warrants are immediately exercisable subject to certain ownership limitations, have an exercise price of $0.0001 per share, may be exercised at any time and do not expire. The Pre-Funded Warrants were determined to be equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of common shares upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, the Pre-Funded Warrants do not provide any guarantee of value or return. As such, proceeds received from the issuance from the Pre-Funded Warrants were recorded as a component of stockholders’ equity within additional paid-in capital. As of December 31, 2024, no Pre-Funded Warrants have been exercised.

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

There were 3,278,048 shares of common stock initially reserved for issuance under the 2021 Plan and as of December 31, 2024, there were 5,781,492 shares of common stock available for issuance. The number of shares reserved for issuance under the 2021 Plan will be increased automatically on the first business day of each fiscal year, commencing in 2022 and ending in 2031. The aggregate number of common shares that may be issued under the 2021 Plan shall automatically increase by a number equal to the least of (a) 4% of the number of the total outstanding common shares on the last day of the preceding fiscal year, or (b) a number of shares common stock determined by the Company’s Board.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the "2021 ESPP") was approved by the Company’s Board on April 22, 2021 and became effective immediately, although no awards were permitted to be granted under the 2021 Plan until July 15, 2021. A total of 254,390 shares of common stock were initially reserved for issuance under the 2021 ESPP. As of December 31, 2024 and 2023, there were 228,533 and 146,380 shares issued under the 2021 ESPP, respectively. As of December 31, 2024, there were 985,486 shares of common stock available for issuance under the 2021 ESPP. The number of shares reserved for issuance will automatically be increased on the first business day of each fiscal year, commencing on January 1, 2022 and ending on January 1, 2041. The aggregate number of shares of common stock that may be issued under the 2021 ESPP shall automatically increase by a number equal to the least of (i) one percent (1%) of the total number of shares of common stock actually issued and outstanding on the last day of the preceding fiscal year, or (ii) a number of shares of common stock determined by the Company’s Board.

Stock Compensation

Stock-based compensation expense related to stock options and the stock purchase plan for the years ended December 31, 2024 and 2023 was classified in the consolidated statement of operations as follows (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$4,846	$2,876
General and administrative	4,703	2,332
Total stock-based compensation expense	$9,549	$5,208

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

The weighted-average for each of the assumptions the Company used to determine the grant-date fair value of options granted were as follows:

	Year Ended December 31,
	2024	2023
Risk free interest rate	4.03%	3.95%
Expected term (in years)	6.19	6.36
Expected dividend yield	0%	0%
Expected volatility of underlying common stock	89%	87%

The following table summarizes the stock option activity:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Intrinsic Value (in thousands)
Outstanding January 1, 2024	10,398,250	$3.34	8.87	$28,278
Granted	3,501,849	6.45
Exercised	(586,081)	2.93
Canceled	(846,236)	3.52
Outstanding December 31, 2024	12,467,782	$4.22	8.29	$3,912
Options vested or expected to vest as of December 31, 2024	12,467,782	$4.22	8.29	$3,912
Stock options exercisable as of December 31, 2024	3,463,893	$4.20	7.32	$1,116

Other information related to the option activity for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Weighted-average fair value of options granted	$4.90	$2.17
Intrinsic value of options exercised (in thousands)	1,954	152

As of December 31, 2024, the unrecognized compensation cost related to outstanding options was $24.0 million, which is expected to be recognized over a weighted-average period of 2.66 years.

8. Income Taxes

During the years ended December 31, 2024 and 2023, the Company did not record an income tax provision due to the losses incurred and a full valuation allowance provided on the net deferred tax assets.

A reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2024	2023
Taxes at U.S. statutory rate	21.0%	21.0%
Changes from statutory rate:
State taxes, net of federal benefit	7.5%	8.5%
Tax credits	5.0%	5.4%
Share-based compensation	(0.9)%	(0.7)%
Change in valuation allowance	(30.9)%	(34.1)%
Other	(1.7)%	(0.1)%
Effective income tax rate	0.0%	0.0%

Deferred tax assets and liabilities reflect the net tax effects of net operating loss carryovers and temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$31,332	$23,201
Tax credits	25,427	16,939
Deferred revenue	3,536	4,305
Depreciation and amortization	1,216	1,159
Amortization	432	479
Stock-based compensation	1,681	1,126
Leasehold liability	17,842	17,044
Capitalized R&D costs	48,315	31,515
Other	9,391	3,824
Total deferred tax assets	139,172	99,592
Deferred tax liabilities:
Right of use Asset	(17,582)	(17,346)
Valuation allowance	(121,590)	(82,246)
Net deferred tax assets and liabilities	$-	$-

In determining the need for a valuation allowance, the Company has given consideration to its cumulative book income and loss positions. The Company has assessed the available means of recovering deferred tax assets, including the ability to carryback net operating losses, the existence of reversing taxable temporary differences, the availability of tax planning strategies and forecasted future taxable income. As of December 31, 2024, the Company maintains a full valuation allowance against its net deferred tax assets. The valuation allowance increased by $39.3 million and $30.4 million during the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, the Company had U.S. federal net operating loss carryforwards of approximately $113.6 million. The U.S. federal net operating losses have an indefinite life carryforward. As of December 31, 2024, the Company had Massachusetts net operating loss carryforwards of approximately $118.3 million that expire at various dates through 2043. As of December 31, 2024, the Company had U.S. R&D federal credit carryforwards of approximately $17.9 million that expire at various dates through 2043. As of December 31, 2024, the Company had U.S. state R&D tax credit carryforwards of approximately $9.5 million that expire at various dates through 2038.

Under Sections 382 and 383 of the U.S. Internal Revenue Code, if a corporation undergoes an ownership change, the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as net operating losses and research tax credits, to offset its post-change income and taxes may be limited. In general, an ownership change generally occurs if there is a cumulative change in ownership by 5% stockholders that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under U.S. state tax laws. The Company has experienced an ownership change in the past and may experience ownership changes in the future as a result of future transactions in its share capital, some of which may be outside the control of the Company. As a result, if the Company earns net taxable income, its ability to use its pre-change net operating loss carryforwards, or other pre-change tax attributes, to offset U.S. federal and state taxable income and taxes is subject to significant limitations.

The Company accounted for uncertain tax positions using a more likely than not threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors that include, but are not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. The Company evaluates uncertain tax positions on an annual basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. For the years ended December 31, 2024 and 2023, there were no accrued interest or penalties in the consolidated statements of operations.

The Company is subject to taxation for federal and Massachusetts purposes. As of December 31, 2024, the Company is subject to examination by these taxing authorities for all years since inception.

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

For the year ended December 31, 2024 and 2023 the Company recognized $2.8 million and $14.2 million, respectively, of revenue associated with the Amgen Agreement. As of December 31, 2024, the Company recorded $12.9 million of deferred revenue, of which $1.2 million is classified as long-term.

Novartis

In March 2020, the Company entered into a Collaboration and License Agreement (the Novartis Agreement) with Novartis Institutes For BioMedical Research, Inc. (Novartis) to collaborate on their research efforts to discover and develop novel TCR-T therapies. At the inception date of the Novartis Agreement, Novartis or its affiliates held an ownership interest of more than 10% in the Company, and at December 31, 2024 and 2023, Novartis held less than 10% of the common shares outstanding. Under the Novartis Agreement, the Company was to identify and characterize TCRs in accordance with a research plan, and transfer data arising from the research plan. The Novartis Agreement provided for payments of an upfront fee of $20.0 million, research funding totaling $10.0 million, and potential milestone payments contingent on clinical, regulatory and sales success.

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

During the year ended December 31, 2023 the Company recognized $5.8 million of revenue associated with the Novartis Agreement, of which $1.9 million related to cost reimbursements under the Novartis Agreement that offset costs incurred within research and development expenses in the statements of operations. The research term ended in March 2023.

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

On October 28, 2024, the Company entered into a second lease amendment expanding the rentable space of 830 Winter Street. The amendment provides for an additional 25,628 square feet of space with a commencement date of December 1, 2024 and an expiration date of October 31, 2029 with one option to review for a five-year period. This amendment resulted in an increase in the lease liability of $6.1 million.

Summary of lease cost

The following table summarizes the presentation in the Company's consolidated balance sheets of its operating leases (in thousands):

	As of December 31,
	2024	2023
Assets:
Operating lease assets	$64,357	$63,492

Liabilities:
Operating lease liabilities, current	4,570	3,246
Operating lease liabilities, net of current portion	60,739	59,140
Total operating lease liabilities	$65,309	$62,386

The following table summarizes the effect of lease costs in the Company's consolidated statement of operations (in thousands):

	Years Ended December 31,
	2024	2023
Operating lease costs	$11,564	$10,626
Short-term lease costs	-	44
Variable lease costs	3,408	5,120
Total lease costs	$14,972	$15,790

During the years ended December 31, 2024 and 2023, the Company made cash payments for operating leases of $9.8 million and $9.4 million, respectively.

As of December 31, 2024, future payments of operating lease liabilities are as follows (in thousands):

As of December 31, 2024
2025	$10,089
2026	12,958
2027	13,329
2028	13,712
2029 and thereafter	43,994
Total future payments of operating lease liabilities	94,082
Less: imputed interest	(28,773)
Present value of operating lease liabilities	$65,309

As of December 31, 2024, the weighted average remaining lease term was 7.3 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 10.0%. As of December 31, 2023, the weighted average remaining lease term was 8.6 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 10.3%.

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

11. Loan and Security Agreements

K2 HealthVentures LLC

On September 9, 2022 (the Closing Date), the Company entered into a Loan and Security Agreement (the Loan Agreement) with K2 HealthVentures LLC (K2HV), pursuant to which convertible term loans in an aggregate principal amount of up to $60.0 million is available to the Company in three tranches, subject to certain terms and conditions. The Company drew the first tranche of $30.0 million from K2HV on the Closing Date. The Company had the option to draw the second tranche of $10.0 million upon the achievement of certain financial and clinical milestones and an uncommitted third tranche of $20.0 million could be funded by joint agreement of the Company and K2HV. On the Closing Date, the Company paid a facility fee of $0.4 million to K2HV and is subject to an additional 1% of the principal amount of any amount drawn on third tranche.

The term loan was expected to mature on September 1, 2026 (the Maturity Date), and was subject to interest only payments for 24 months, which could be extended to 36 months upon achievement of certain financial and clinical milestones, following which the term loans would amortize in equal monthly installments until maturity. The Company had the ability to repay the loan at any time either in cash or in shares, subject to applicable premiums as specified in the Loan Agreement. The term loans accrued interest at a per annum rate equal to the greater of (i) 8.75% and (ii) the sum of (A) the prime rate (as last quoted in The Wall Street Journal) and (B) 4.75%, subject to a cap of 9.90%.

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

The lenders could elect at any time following the closing prior to the payment in full of the term loans to convert any portion of the principal amount of the term loans then outstanding into shares of the Company's common stock. The first tranche of the loan was convertible at the option of K2HV at a conversion price of $4.785 per share and future tranches could be convertible as specified in the agreement, provided that, such price shall be subject to the applicable conversion price floor and other adjustments in accordance with the Loan Agreement. The embedded conversion option met the derivative accounting scope exception since the embedded conversion option was indexed to the Company’s own common stock and qualifies for classification within stockholders’ equity.

The Company had the option to prepay all, but not less than all, of the outstanding principal balance of the term loans under the Loan Agreement subject to a prepayment fee ranging from 4% to 1% depending upon when the prepayment occurs. The Company was obligated to pay a final fee equal to 6.00% of the aggregate amount of the term loans funded (the Exit Fee), to occur upon the earliest of (i) the maturity date, (ii) the acceleration of the term loans, and (iii) the prepayment of the term loans. If, upon equity conversion, K2HV received gross proceeds in an amount equal to at least 1.5 multiplied by the principal amount converted from the sale or other disposition of such Conversion Shares (as defined in the Loan Agreement), then as to such principal amount, the Exit Fee would be reduced to zero.

On November 20, 2024, K2HV elected to convert $15.0 million of the outstanding principal balance into 3,134,796 shares of the Company's voting common stock at a price of $4.785, in accordance with the agreement.

On December 20, 2024 the Company repaid the remaining obligation of the debt agreement, which included $15.0 million in remaining principal, a $1.8 million Exit Fee, and a $0.3 million prepayment fee. The Company recognized a loss from extinguishment of $1.1 million.

The Company recorded $3.6 million and $3.8 million in interest expense for the years ended December 31, 2024 and 2023, respectively. The effective interest rate on the Loan Agreement, including the amortization of the debt discount and issuance costs, and accretion of the Exit Fee, was 12.61% upon extinguishment.

Silicon Valley Bank

On December 20, 2024 (the effective date), the Company entered into a Loan and Security Agreement (SVB Loan Agreement) with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (SVB). Under the SVB Loan Agreement, SVB will extend up to $52.5 million in a term loan facility, consisting of a first tranche of $32.5 million fully funded on the Effective Date and a second tranche of $20.0 million to be available to the Company at the Lender’s sole discretion on or prior to June 30, 2026.

The term loans will mature on September 1, 2029, and will be subject to monthly interest only payments until September 30, 2027, provided the Company achieves certain financial and clinical milestones, following which the term loans will amortize in equal monthly installments until maturity. If the Company does not achieve such financial and clinical milestones by June 30, 2026, the maturity date will be September 1, 2028, and the interest only period will end on September 30, 2026, following which the term loans will amortize in equal monthly installments until maturity.

The term loans will accrue interest at a per annum rate equal to the greater of (i) 7.00% and (ii) the prime rate (as last quoted in The Wall Street Journal), minus 0.75%; provided that such interest rate shall not exceed 9.75% per annum. The Company will be liable for a final payment that is due on the earliest to occur of (a) the maturity date, (b) the repayment of the term loans in full, and (c) the date upon which the term loans are accelerated by the Lender, in an amount equal to the aggregate original principal amount of the term loans extended by the Lender to the Company, multiplied by 5.0% (Exit Fee). In addition, the Company will be liable for a prepayment fee equal to (x) 3.0% of the principal amount of term loans prepaid during the first year of the term, (y) 2.0% of the principal amount of term loans prepaid during the second year of the term, and (z) 1.0% of the principal amount of term loans prepaid thereafter. The term loans will automatically accelerate upon the occurrence of a bankruptcy or insolvency event involving the Company or its subsidiaries.

The SVB Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including covenants that limit or restrict the Company’s and its subsidiaries’ ability to, among other things, dispose of assets, make changes to its business, management, ownership or business locations, merge or consolidate, incur additional indebtedness, grant liens on its assets, pay dividends or other distributions, repurchase equity, make investments, and enter into certain transactions with affiliates, in each case subject to certain thresholds and exceptions. The New Loan Agreement does not require the Company to comply with a financial maintenance covenant. As collateral for its obligations under the New Loan Agreement, the Company granted the Lender a first-priority security interest on substantially all of the Company’s assets (other than intellectual property), subject to certain exceptions. The Company’s obligations under the SVB Loan Agreement will be guaranteed by each of the Company’s future direct or indirect subsidiaries, subject to certain exceptions.

The Company recorded $0.1 million in interest expense for the year ended December 31, 2024. The effective interest rate on the SVB Loan Agreement, including the amortization of the debt discount and issuance costs, and accretion of the Exit Fee, was 8.46% at December 31, 2024.

Future principal payments as of December 31, 2024 are as follows (in thousands):

2027	$4,063
2028	16,250
2029	12,187
Total principal payments	32,500
Plus: Final payment fee	1,625
Less: unamortized debt discount and final fee	(2,053)
Total debt	32,072

12. Retirement Plan

The Company initiated a defined contribution plan under Section 401(k) of the IRC (the Plan) covering all qualified employees effective January 1, 2019. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. The Company made contributions to the Plan of $1.0 million and $0.7 million for the years ended December 31, 2024 and 2023, respectively.

13. Segment Reporting

Operating segments are defined as components of the entity for which separate financial information is made available and that is regularly evaluated by the chief operating decision maker (CODM) in making decisions regarding resource allocation and assessing performance. The Company's CODM is its chief executive officer and the Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company is focused on the development of T cell receptor (TCR)-engineered T cell (TCR-T) therapies for the treatment of patients with cancer.

The CODM assesses the Company's performance by reviewing GAAP net loss and significant expenses by function along with the annual budget. The chief operating decision maker considers budget-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources.

The following table provides information about the Company's single operating segment which includes significant expenses by function along with significant non-cash expense items.

	Year Ended December 31,
	2024	2023
Revenue:
Collaboration and license revenue	2,816	21,049
Operating expenses:
Research and development:
Personnel expenses	31,742	24,165
Laboratory supplies, research materials and studies	31,468	30,101
Clinical studies	19,245	10,214
Facility-related and other	16,669	16,298
Stock-based compensation	4,846	2,876
Depreciation expense	3,380	4,499
General and administrative:
Personnel expenses	10,900	9,065
Legal and professional fees	7,380	7,119
Facility-related and other	6,576	6,976
Stock-based compensation	4,703	2,332
Depreciation Expense	728	862
Loss from operations	(134,821)	(93,458)
Other (expense) income:
Interest and other income, net	12,065	7,999
Interest expense	(3,653)	(3,759)
Loss on extinguishment of debt	(1,090)	-
Net Loss	(127,499)	(89,218)

14. Net Loss Per Share

Net Loss Per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share data):

	Year Ended
	December 31,
	2024	2023
Numerator:
Net loss	$(127,499)	$(89,218)
Denominator:
Weighted-average common shares outstanding, basic and diluted	111,990,417	65,599,858
Net loss per share, basic and diluted	$(1.14)	$(1.36)

The 73,087,945 shares of the Company's common stock issuable upon exercise of the Pre-Funded Warrants described in Note 6 are included as outstanding common stock in the calculation of basic and diluted net loss per share.

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

	December 31,
	2024	2023
Options to purchase common stock	12,467,782	10,398,250
Potential shares issuable under the ESPP	138,133	-
Common stock issuable upon conversion of Loan Agreement	-	6,269,592
Total	12,605,915	16,667,842