Form 10-Q
period 2025-03-31
TScan Therapeutics, Inc.
filed 2025-05-06
CIK 1783328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________to_____________________________________________________

Commission File Number:	001-40603

TSCAN THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	82-5282075
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
830 Winter Street, Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

(857) 399-9500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Voting Common Stock, $0.0001 par value per share	TCRX	The Nasdaq Global Market, LLC

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

As of April 30, 2025, the registrant had 52,314,039 shares of voting common stock, $0.0001 par value per share, and 4,276,588 shares of non-voting common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report are forward-looking statements.

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
•
the effects of global economic uncertainty and financial market volatility caused by political instability, new or increased international tariffs and retaliatory tariffs, changes in U.S. policy, changes in governmental agencies, changes in international trade relationships and conflicts, such as the ongoing conflict between Russia and Ukraine, on any of the foregoing or other aspects of our business or operations including our ability to obtain additional financing; and
•
our anticipated use of our existing cash resources and our ability to obtain additional financing in the future.

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
•
The U.S. Congress or the Trump administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TScan Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$154,108	$178,689
Marketable securities	97,581	111,421
Prepaid expenses and other current assets	3,147	2,612
Total current assets	254,836	292,722
Property and equipment, net	8,351	7,242
Right-of-use assets	62,736	64,357
Restricted cash	5,031	5,031
Long-term deposit and other assets	1,755	1,766
Total assets	$332,709	$371,118
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,966	$4,278
Accrued expenses and other current liabilities	9,607	15,410
Operating lease liability, current portion	4,971	4,570
Deferred revenue, current portion	10,272	11,698
Total current liabilities	29,816	35,956
Deferred revenue, net of current portion	501	1,246
Operating lease liability, net of current portion	59,884	60,739
Long-term debt and accrued interest	32,182	32,072
Other long term liabilities	124	135
Total liabilities	122,507	130,148
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2025 and December 31, 2024	-	-
Voting common stock, $0.0001 par value; 300,000,000 shares authorized; 52,314,039 shares issued and outstanding at March 31, 2025 and December 31, 2024	5	5
Non-voting common stock, $0.0001 par value; 10,000,000 shares authorized; 4,276,588 shares issued and outstanding at March 31, 2025 and December 31, 2024	1	1
Additional paid-in capital	619,423	616,009
Accumulated other comprehensive loss	(4)	51
Accumulated deficit	(409,223)	(375,096)
Total stockholders' equity	210,202	240,970
Total liabilities and stockholders' equity	$332,709	$371,118

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TScan Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue
Collaboration and license revenue	$2,171	$566
Operating expenses:
Research and development	29,788	24,857
General and administrative	8,633	7,082
Total operating expenses	38,421	31,939
Loss from operations	(36,250)	(31,373)
Other (expense) income:
Interest and other income, net	2,802	2,190
Interest expense	(679)	(959)
Total other income	2,123	1,231
Net loss	$(34,127)	$(30,142)
Net loss per share, basic and diluted	$(0.26)	$(0.32)
Weighted average common shares outstanding—basic and diluted	129,678,572	94,875,893
Comprehensive loss:
Net Loss	$(34,127)	$(30,142)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(55)	-
Comprehensive loss	$(34,182)	$(30,142)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TScan Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

					Additional	Accumulated		Total
	Common Stock		Non-voting Common Stock		Paid-In	Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at January 1, 2024	43,552,941	$4	4,276,588	$1	$398,459	-	$(247,597)	$150,867
Exercise of stock options	75,208	-	-	-	258	-	-	258
Stock-based compensation expense	-	-	-	-	1,984	-	-	1,984
Net loss	-	-	-	-	-	-	(30,142)	(30,142)
Balances at March 31, 2024	43,628,149	$4	4,276,588	$1	$400,701	-	$(277,739)	$122,967
Balances at January 1, 2025	52,314,039	$5	4,276,588	$1	$616,009	$51	$(375,096)	240,970
Stock-based compensation expense	-	-	-	-	3,414	-	-	3,414
Net loss	-	-	-	-	-	-	(34,127)	(34,127)
Unrealized loss on available-for-sale securities	-	-	-	-	-	(55)	-	(55)
Balances at March 31, 2025	52,314,039	$5	4,276,588	$1	$619,423	$(4)	$(409,223)	$210,202

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TScan Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(34,127)	$(30,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	678	1,254
Accretion of marketable securities	(1,277)	(453)
Non-cash interest expense related to note payable	110	199
Stock-based compensation	3,414	1,984
Changes in current assets and liabilities:
Prepaid expenses and other assets	(524)	255
Right-of-use assets and lease liabilities, net	1,167	214
Accounts payable	558	(410)
Accrued expense and other liabilities	(5,414)	(1,602)
Deferred revenue	(2,171)	(566)
Net cash used in operating activities	(37,586)	(29,267)
Cash flows from investing activities:
Purchases of property and equipment	(1,532)	(705)
Purchases of marketable securities	(60,938)	(8,779)
Maturities of marketable securities	76,000	45,647
Net cash provided by investing activities	13,530	36,163
Cash flows from financing activities:
Proceeds from exercise of stock options	-	258
Cash paid for debt issuance costs	(400)	-
Cash paid for financing costs	(125)	-
Net cash provided by (used in) financing activities	(525)	258
Net increase (decrease) in cash, cash equivalents and restricted cash	(24,581)	7,154
Cash, cash equivalents, and restricted cash - beginning of period	183,720	138,390
Cash, cash equivalents, and restricted cash - end of period	$159,139	$145,544
Summary of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:
Cash and cash equivalents	154,108	140,513
Restricted cash	5,031	5,031
Total cash, cash equivalents, and restricted cash	$159,139	$145,544
Supplemental disclosure of cash flow information:
Cash paid for interest	$569	$758
Supplemental disclosure of non-cash investing and financing activities:
Financing costs not yet paid	$75	$-
Purchase of property and equipment in accounts payable and accrued liabilities	339	309

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

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (the SEC) regarding interim financial reporting, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Management believes that the interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of its operations and cash flows. The condensed consolidated financial statements include the accounts of TScan Therapeutics, Inc. and its subsidiary, TScan Securities Corporation. All intercompany balances and transactions have been eliminated in consolidation. The results for the three months ended March 31, 2025, are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 5, 2025. In the opinion of the Company’s management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included.

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

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from sales of capital stock, payments received under its license and collaboration agreements and debt financings. Since its inception, the Company has incurred recurring losses, including net losses of $34.1 million and $30.1 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company had an accumulated deficit of $409.2 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash, cash equivalents and marketable securities as of March 31, 2025, will be sufficient to fund the Company’s operations for at least the next 12 months from the date of the issuance of these financial statements.

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

2. Summary of Significant Accounting Policies

The accounting policies of the Company are set forth in Note 2 to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, the accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies therein.

Recent Issued Accounting Pronouncements Not Yet Effective

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU updates income tax disclosure requirements primarily by requiring specific categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid by jurisdiction. This ASU is effective for annual periods beginning after December 15, 2024, and is applicable to the Company’s fiscal year beginning January 1, 2025, with early application permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU No. 2024-04, Debt-Debt with Conversions and Other Options. ASU 2024-04 is intended to clarify requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on its disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. ASU 2024-03 is intended to improve disclosures about a public business entity’s expense and provide more detailed information to investors about the types of expenses in commonly presented expense captions. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on its disclosures.

3. Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, the assets carried at fair value (in thousands):

	Fair value measurements at March 31, 2025 using
	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents – money market funds	$141,917	$-	$-	$141,917
Cash equivalents - government securities	7,993	-	-	7,993
Marketable securities – government securities	97,581	-	-	97,581
Total financial assets	$247,491	$-	$-	$247,491

	Fair value measurements at December 31, 2024 using
	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents – money market funds	$169,744	$-	$-	$169,744
Marketable securities – government securities	111,421	-	-	111,421
Total financial assets	$281,165	$-	$-	$281,165

Money market funds and government securities are valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. There were no transfers among Level 1, Level 2, or Level 3 categories in the periods presented.

Assets and Liabilities Not Carried at Fair Value

The carrying value of accounts payable and accrued expenses that are reported on the consolidated balance sheets approximate fair value due to the short-term nature of these liabilities. Based on the borrowing rates currently available to the Company for bank loans with similar maturities, the fair value of long-term debt is approximately equal to its carrying amount as of March 31, 2025.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued research and development	$6,255	$6,735
Accrued employee compensation and benefits	2,024	6,845
Accrued consulting and professional services	751	1,473
Accrued legal services and license fee	381	281
Other	196	76
Total accrued expenses and other current liabilities	$9,607	$15,410

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

The Pre-Funded Warrants are immediately exercisable subject to certain ownership limitations, have an exercise price of $0.0001 per share, may be exercised at any time and do not expire. The Pre-Funded Warrants were determined to be equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of common shares upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, the Pre-Funded Warrants do not provide any guarantee of value or return. As such, proceeds received from the issuance from the Pre-Funded Warrants were recorded as a component of stockholders’ equity within additional paid-in capital. As of March 31, 2025, no Pre-Funded Warrants have been exercised.

6. Collaboration and License Agreements

Amgen

On May 8, 2023, the Company entered into a Collaboration Agreement (the Amgen Agreement) with Amgen Inc. (Amgen) to identify antigens recognized by T cells in patients with Crohn’s disease in accordance with a research plan. Under the terms of the Amgen Agreement, Amgen will retain all global development and commercialization rights, as well as an option to expand the collaboration to include target discovery for ulcerative colitis, under certain pre-specified terms. The proceeds from the Amgen Agreement include an upfront payment of $30 million, which was collected in July 2023. In addition, the Company is eligible to earn success-based milestone payments of over $500 million, based upon the achievement of certain clinical development and commercial milestones, as well as tiered single-digit royalty payments on net sales of products developed from the collaboration, subject to reductions set forth in the Amgen Agreement.

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

The $30.0 million up-front payment was invoiced in June 2023 and was fully collected in July 2023. During the three months ended March 31, 2025 and 2024, the Company recognized $2.2 million and $0.6 million, respectively, of revenue associated with the Amgen Agreement. As of March 31, 2025, the Company recorded $10.8 million of deferred revenue, of which $0.5 million is classified as long-term.

7. Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating lease agreements. There have been no material changes to the Company's leases during the period ended March 31, 2025.

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

8. Loan and Security Agreements

K2 HealthVentures LLC

On September 9, 2022 (the Closing Date), the Company entered into a $60.0 million Convertible Loan and Security Agreement (the K2HV Loan Agreement) with K2HV, upon which the Company drew the first tranche of $30.0 million from K2HV on the Closing Date. On November 20, 2024, K2HV elected to convert $15.0 million of the outstanding principal balance into 3,134,796 shares of the Company's Voting Common Stock at a price of $4.785, in accordance with the agreement. On December 20, 2024, the Company entered into the SVB Loan Agreement, terminated the K2HV Loan Agreement and repaid all remaining outstanding loan obligations to K2HV, which included $15.0 million in remaining principal, a $1.8 million exit fee, and a $0.3 million prepayment fee. The Company recognized a loss from extinguishment of $1.1 million.

The Company recorded $1.0 million in interest expense for the three months ended March 31, 2024.

Silicon Valley Bank

On December 20, 2024 (the Effective Date), the Company entered into a Loan and Security Agreement (SVB Loan Agreement) with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (SVB). Under the SVB Loan Agreement, SVB will extend up to $52.5 million through a non-convertible term loan facility, consisting of a first tranche of $32.5 million fully funded on the Effective Date and a second tranche of $20.0 million to be available to the Company at the lender’s sole discretion on or prior to June 30, 2026.

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

The SVB Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including covenants that limit or restrict the Company’s and its subsidiaries’ ability to, among other things, dispose of assets, make changes to its business, management, ownership or business locations, merge or consolidate, incur additional indebtedness, grant liens on its assets, pay dividends or other distributions, repurchase equity, make investments, and enter into certain transactions with affiliates, in each case subject to certain thresholds and exceptions. The SVB Loan Agreement does not require the Company to comply with a financial maintenance covenant. As collateral for its obligations under the SVB Loan Agreement, the Company granted the lender a first-priority security interest on substantially all of the Company’s assets (other than intellectual property), subject to certain exceptions. The Company’s obligations under the SVB Loan Agreement will be guaranteed by each of the Company’s future direct or indirect subsidiaries, subject to certain exceptions.

The Company recorded $0.7 million in interest expense for the three months ended March 31, 2025. The effective interest rate on the SVB Loan Agreement, including the amortization of the debt discount and issuance costs, and accretion of the Exit Fee, was 8.46% at March 31, 2025.

Future principal payments as of March 31, 2025 are as follows (in thousands):

2027	$4,063
2028	16,250
2029	12,187
Total principal payments	32,500
Plus: Final payment fee	1,625
Less: unamortized debt discount and final fee	(1,943)
Total debt	$32,182

9. Segment Reporting

Operating segments are defined as components of the entity for which separate financial information is made available and that is regularly evaluated by the chief operating decision maker (CODM) in making decisions regarding resource allocation and assessing performance. The Company's CODM is its chief executive officer and the Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company is focused on the development of TCR-T therapies for the treatment of patients with cancer.

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

	Three Months Ended March 31,
	2025	2024
Revenue:
Collaboration and license revenue	$2,171	$566
Operating expenses:
Research and development:
Laboratory supplies, research materials and studies	9,489	7,276
Personnel expenses	8,816	7,707
Facility-related and other	5,548	3,901
Clinical studies	3,695	3,833
Stock-based compensation	1,738	1,065
Depreciation expense	502	1,075
General and administrative:
Personnel expenses	3,019	2,668
Legal and professional fees	1,954	1,668
Facility-related and other	1,808	1,647
Stock-based compensation	1,676	919
Depreciation Expense	176	180
Loss from operations	(36,250)	(31,373)
Other (expense) income:
Interest and other income, net	2,802	2,190
Interest expense	(679)	(959)
Net loss	$(34,127)	$(30,142)

10. Net Loss Per Share

Net Loss Per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2025	2024
Numerator:
Net loss	$(34,127)	$(30,142)
Denominator:
Weighted-average common shares outstanding, basic and diluted	129,678,572	94,875,893
Net loss per share, basic and diluted	$(0.26)	$(0.32)

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

	March 31,
	2025	2024
Options to purchase common stock	17,324,388	12,499,831
Common stock issuable upon conversion of the K2HV Loan Agreement	-	6,269,592
Potential shares issuable under the ESPP	261,637	-
Total	17,586,025	18,769,423

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (Quarterly Report), and our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 5, 2025. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” and “Special Note Regarding Forward-Looking Statements” sections of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biotechnology company focused on developing a robust pipeline of T cell receptor (TCR)-engineered T cell, or TCR-T, therapies for the treatment of patients with cancer. Our approach is based on the central premise that we can learn from patients who are winning their fight against cancer to treat those who are not. Over the past several years, we have built our ImmunoBank, a repository of therapeutic TCRs that recognize diverse targets and are associated with multiple human leukocyte antigen (HLA) types. We then use these TCRs to manufacture enhanced TCR-T therapy product candidates to treat a broad population of patients with both hematologic (heme) and solid tumor malignancies. Every TCR in our ImmunoBank has come from our proprietary platform technologies, and we are continuing to expand our ImmunoBank.

We are advancing a robust pipeline of TCR-T therapy product candidates for the treatment of patients with heme malignancies and solid tumors. Our lead product candidates, TSC-100 and TSC-101, are in development for the treatment of patients with acute myeloid leukemia (AML), myelodysplastic syndrome (MDS), and acute lymphoblastic leukemia (ALL), who are undergoing allogeneic hematopoietic cell transplantation (HCT). The products are designed to eliminate residual disease and promote complete donor chimerism, thereby preventing relapse. TSC-100 and TSC-101 target the antigens HA-1 and HA-2, respectively, which are well-recognized TCR targets that were first identified in patients with exceptional responses to HCT-associated immunotherapy. We are currently conducting a multi-arm Phase 1 umbrella clinical study of TSC-100 and TSC-101, the ALLOHA™ Phase 1 heme trial.

In addition, we are developing multiple TCR-T therapy product candidates for the treatment of solid tumors. One of the challenges of treating solid tumors is that they are heterogeneous – not every tumor cell expresses a given target and some tumor cells lose half their HLA genes. To address this challenge, we are developing what we refer to as multiplex TCR-T therapy, or T-Plex, in which we treat a patient with more than one TCR-T therapy product candidate at a time. We are designing these multiplex therapies to be a simultaneous administration of up to three highly active TCR-T therapy product candidates, selected from our ImmunoBank, that are customized for each patient based on which targets are expressed in their tumors and which HLA genes are still intact. We continue to prioritize expanding the ImmunoBank with TCRs for additional targets and multiple HLA types for each target. We have now advanced seven TCR-T therapy product candidates into Phase 1 development for solid tumors: TSC-203-A0201 (PRAME, HLA-A*02:01); TSC-200-A0201 (HPV16, HLA-A*02:01); TSC-201-B0702 (MAGE-C2, HLA-B*07:02); TSC-202-A0201 (MAGE-A4, HLA-A*02:01); TSC-204-A0201 (MAGE-A1, HLA-A*02:01); TSC-204-C0702 (MAGE-A1, HLA-C*07:02); and TSC-204-A0101 (MAGE-A1, HLA-A*01:01). In addition to clearing these seven solid-tumor investigational new drug (IND) applications, the U.S. Food and Drug Administration (FDA) has cleared our IND application for T-Plex, enabling us to treat patients with multiplex TCR-T therapy. We plan to further expand the ImmunoBank by filing IND applications for additional TCR-T therapy product candidates. We are currently conducting a Phase 1 solid tumor clinical trial, the PLEXI-T™ trial.

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

We have incurred significant operating losses since our inception. We reported net losses of $34.1 million and $30.1 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $409.2 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect that our expenses and capital expenditure requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

Results of Operations

Three months ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Revenue
Collaboration and license revenue	$2,171	$566	$1,605
Operating expenses:
Research and development	29,788	24,857	4,931
General and administrative	8,633	7,082	1,551
Total operating expenses	38,421	31,939	6,482
Loss from operations	(36,250)	(31,373)	(4,877)
Other (expense) income:
Interest and other income, net	2,802	2,190	612
Interest expense	(679)	(959)	280
Total other income	2,123	1,231	892
Net loss	$(34,127)	$(30,142)	$(3,985)

Revenue

Revenue for the first quarter of 2025 was $2.2 million, compared to $0.6 million for the first quarter of 2024. The increase was primarily due to the timing of research activities performed pursuant to our collaboration agreement with Amgen which commenced in May 2023.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Laboratory supplies, research materials and studies	$9,489	$7,276	$2,213
Personnel expenses	8,816	7,707	1,109
Facility-related and other	5,548	3,901	1,647
Clinical studies	3,695	3,833	(138)
Stock-based compensation	1,738	1,065	673
Depreciation expense	502	1,075	(573)
Total research and development expenses	$29,788	$24,857	$4,931

Research and development expenses increased $4.9 million and was primarily attributable to a $2.2 million increase in laboratory supplies, research materials and studies driven by start-up activities with a global contract development and manufacturing organization (CDMO). There was also a $1.6 million increase in facility-related expenses due to commencement of rent payments for the 830 Winter Street expansion space in December 2024, a $1.1 million increase in personnel expenses due to additional headcount, a $0.6 million decrease in depreciation expense, and a $0.1 million decrease in clinical expense. Research and development expenses included non-cash stock compensation expense of $1.7 million and $1.1 million for the first quarter of 2025 and 2024, respectively.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Personnel expenses	$3,019	$2,668	$351
Legal and professional fees	1,954	1,668	286
Facility-related and other	1,808	1,647	161
Stock-based compensation	1,676	919	757
Depreciation expense	176	180	(4)
Total general and administrative expenses	$8,633	$7,082	$1,551

General and administrative expenses increased by $1.6 million and was primarily attributable to a $0.4 million increase in personnel expenses due to additional headcount. There was also a $0.3 million increase in legal and professional fees and a $0.2 million increase in facility-related and other expenses. General and administrative expenses included non-cash stock compensation expense of $1.7 million and $0.9 million for the first quarter of 2025 and 2024, respectively.

Other (Expense) Income

Other income has increased $0.9 million primarily due to an increase in interest income attributable to higher cash balances available for investment.

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

Pursuant to the K2HV Loan Agreement dated September 9, 2022, K2HV extended an initial convertible term loan of $30.0 million to the Company. On November 20, 2024, K2HV converted $15.0 million outstanding principal under the loan in exchange for 3,134,796 shares of our Voting Common Stock. On December 20, 2024, we entered into the SVB Loan Agreement, terminated the K2HV Loan Agreement and repaid all remaining outstanding loan obligations to K2HV. The SVB Loan Agreement provides for term loans up to an aggregate principal amount of $52.5 million, of which $32.5 million was provided on the closing date. We have the option to draw a second tranche of $20.0 million at the lender's sole discretion on or prior to June 30, 2026. See “Notes to Condensed Consolidated Financial Statements” and “Item 1A. Risk factors—The terms of our loan agreement place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our operating and financial flexibility” for additional details regarding the SVB Loan Agreement.

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

As of March 31, 2025, we had cash, cash equivalents and marketable securities of $251.7 million, excluding restricted cash of $5.0 million.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. In the event a convertible debt facility is converted to shares of common stock, such conversion could result in additional and substantial dilution to our existing and future stockholders. If we raise additional funds through additional collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Net cash used in operating activities	$(37,586)	$(29,267)	$(8,319)
Net cash provided by investing activities	13,530	36,163	(22,633)
Net cash provided by (used in) financing activities	(525)	258	(783)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(24,581)	$7,154	$(31,735)

Operating Activities

During the three months ended March 31, 2025, net cash used in operating activities of $37.6 million was primarily driven by our net loss of $34.1 million, partially offset by non-cash charges of $2.9 million related to depreciation expense, accretion of marketable securities, stock-based compensation, and non-cash interest expense related to note payable. During the three months ended March 31, 2025, working capital changes resulted in a use of $6.4 million. The change in working capital was primarily driven by changes in accrued expenses related to research and development activities.

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

Investing Activities

During the three months ended March 31, 2025, net cash provided by investing activities was $13.5 million, primarily related to the purchases and maturities of marketable securities, and the purchases of property and equipment.

During the three months ended March 31, 2024, net cash provided by investing activities was $36.2 million, primarily related to the purchases and maturities of marketable securities, and the purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2025, net cash used in financing activities was $0.5 million, consisting of cash paid for debt issuance and financing costs previously accrued.

During the three months ended March 31, 2024, net cash provided by financing activities was $0.3 million, consisting of proceeds from the exercise of stock options.

Critical Accounting Policies and Estimates

Our condensed financial statements are prepared in accordance with GAAP. The preparation of financial statements and related disclosures require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses. We base our estimates on historical experience, known trends and events and on various other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies and estimates from those disclosed in our financial statements and the related notes and other financial information included in our Annual Report on Form 10-K filed with the SEC on March 5, 2025. The Company has applied the Company’s revenue recognition policies to the Amgen Agreement as fully described in Note 6 to the condensed consolidated financial statements.

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

We are also a “smaller reporting company” meaning that the market value of our stock held by non-affiliates plus the aggregate amount of gross proceeds to us as a result of the IPO is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our common stock held by non-affiliates is less than $250 million, or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a "smaller reporting company", as defined in Item 10(f)(1) of Regulation S-K, and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Principal Executive Officer and Principal Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors denoted with a “*”, if any, are newly added or have been materially updated from our Annual Report on Form 10-K filed with the SEC on March 5, 2025.

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

We have incurred significant net losses in each period since our inception in April 2018. For the three months ended March 31, 2025 and the years ended December 31, 2024 and 2023, we reported net losses of $34.1 million, $127.5 million, and $89.2 million, respectively. As of March 31, 2025, we had an accumulated deficit of $409.2 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

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

Our success depends on our ability to use our proprietary platform (i) to discover the natural targets of clinically relevant TCRs through our TargetScan technology, (ii) to discover highly active TCRs for known targets through our ReceptorScan technology, (iii)

to genetically engineer patient- or donor-derived T cells safely and reproducibly through our T-Integrate technology, (iv) to obtain regulatory approval for product candidates derived from our proprietary platform and related technologies, and (v) to then commercialize our product candidates that address one or more indications. All of our product candidates will require significant additional clinical and non-clinical development, review and approval by the FDA or other regulatory authorities in one or more jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before they can be successfully commercialized. Our product candidates are currently being evaluated in humans and may never become commercialized. Moreover, our current product candidates leverage the same or similar technology and use the same or similar manufacturing processes. As a result, an issue with one product candidate could adversely impact our ability to successfully develop and commercialize other product candidates, particularly ones within the same clinical program.

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

As of March 31, 2025, we had $251.7 million in cash, cash equivalents and marketable securities. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our current operating plan into the first quarter of 2027. Accordingly, our existing cash, cash equivalents and marketable securities will not be sufficient for us to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources. We may also need to raise additional funds sooner if we choose to pursue additional indications for our product candidates or otherwise expand more rapidly than we presently anticipate.

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

In addition, political developments impacting government spending and international trade, including changes in trade agreements, potential government shutdowns, trade disputes and tariffs, including tariffs that have been or may in the future be imposed by the U.S. or other countries and future legislation or actions taken by the U.S. or other countries that restrict trade, and protectionist or retaliatory measures taken by the U.S. or other countries, may negatively impact markets and cause weaker macroeconomic conditions. In April 2025, the U.S. imposed substantial tariffs on imports from its trading partners, including, without limitation, Canada, Mexico, the EU and China. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any of the abovementioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of any political instability and resulting market disruptions are impossible to predict but could be substantial. Any such disruptions may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section. We are continuing to monitor global capital markets and assessing the potential impact of these factors on our business.

The U.S. Congress or the Trump administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.

In 2017, the U.S. Congress and the Trump administration made substantial changes to U.S. policies, which included comprehensive corporate and individual tax reform. In addition, the current Trump administration has begun to implement significant changes to U.S. trade, healthcare, immigration and government regulatory policy. The transitions between the Trump and Biden presidential terms led to substantial changes in the direction and focus of administrative and regulatory policies. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any future administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their approved protocols depends on, among other things, our ability to enroll a sufficient number of patients who remain in the clinical trial until its conclusion. The enrollment of patients depends on many factors, including:

•
the patient eligibility criteria defined in the clinical trial protocol, particularly those who meet the requisite genetic criteria;
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
•
the need to obtain sufficient T cells from the patient or allogeneic donor in order for the engineered T cell product to be manufactured; and
•
our ability to produce sufficient TCR-T product to meet the dosing requirements of the clinical studies.

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

Cancer therapies are sometimes characterized as first line, second line, or third line, and the FDA often approves new therapies initially only for a particular line of use. When cancer is detected early enough, first-line therapy is sometimes adequate to cure the cancer or prolong life without a cure. Whenever first-line therapy, usually chemotherapy, antibody drugs, tumor-targeted small molecules, hormone therapy, radiation therapy, surgery, or a combination of these, proves unsuccessful (refractory disease) or the cancer returns after a disease-free interval (relapsed disease), subsequent lines of therapy may be required to manage the disease and/or disease-related side-effects. We expect to initially seek approval for use of our TCR-T therapy product candidates to treat patients with heme malignancies, including acute myeloid leukemia (AML) myelodysplastic syndromes (MDS) and acute lymphocytic leukemia (ALL) who are undergoing allogeneic HCT. While HCT provides a potentially curable option for patients with intermediate and high-risk disease, disease relapse remains the main cause of treatment failure and constitutes a significant unmet medical need. For our solid tumor product candidates, we expect to initially seek approval in patients with a history of relapsed disease or refractory disease. For those product candidates that prove to be sufficiently safe and beneficial, if any, we would expect to seek approval in earlier lines of therapy, as appropriate, but there is no guarantee that our product candidates would be licensed for an earlier line of therapy, and, prior to any such approvals, we may have to conduct additional clinical trials. Consequently, the potentially addressable patient population for our product candidates may be extremely limited or may not be amenable to treatment with our product candidates.

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
•
unexpected changes in tariffs (including tariffs that have been or may in the future be imposed by the U.S. or other countries), trade barriers (including further legislation or actions taken by the U.S. or other countries that restrict trade), price and exchange controls and other regulatory requirements;
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

Specifically, by genetically engineering T cell therapies, we face significant competition in the TCR space from many companies. For additional information regarding our competition, see “Item 1. Business – Competition” in our Annual Report on 10-K filed with the SEC on March 5, 2025. Even if we obtain regulatory approval of our product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances. Moreover, the development and manufacturing costs associated with engineered T cell therapies may make it difficult to compete with alternative products that may be simpler and cheaper to develop and manufacture.

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

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drugs vary widely from country to country. In the U.S., recently enacted legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if any product candidates we may develop obtain marketing approval. For more information, please see “Item 1. Business – Government Regulation – Coverage and Reimbursement” in our Annual Report on Form 10-K filed with the SEC on March 5, 2025.

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

Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price (ASP) and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs.

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

Our revenue prospects could be affected by changes in healthcare spending and policy in the U.S. and abroad. We operate in a highly regulated industry and new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could negatively impact our business, operations and financial condition. For more information on healthcare laws and regulations that may impact us, please see “Item 1. Business – Government Regulation – Healthcare Legislative Reform” in our Annual Report on Form 10-K filed with the SEC on March 5, 2025.

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

Regulatory requirements in the U.S. and abroad governing cell therapy products have changed frequently and may continue to change in the future. The FDA has established an office, called the Office of Therapeutic Products within its Center for Biologics Evaluation and Research to meet its growing cell and gene therapy workload. The FDA also established the Cellular, Tissue and Gene Therapies Advisory Committee to advise its review. Under guidelines issued by the National Institutes of Health (NIH) certain gene therapy clinical trials are subject to review and oversight by an institutional biosafety committee (IBC) a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. Before such a clinical trial can begin, the institution’s institutional review board (IRB) and its IBC assess the safety of the research and identifies any potential risk to public health or the environment. While the NIH guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH guidelines voluntarily follow them. Moreover, serious adverse events or developments in clinical trials of gene therapy product candidates conducted by others may cause the FDA or other regulatory bodies to initiate a clinical hold on our clinical trials or otherwise change the requirements for approval of any of our product candidates. Although the FDA decides whether individual cell and gene therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation.

Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key personnel, and substantial changes in leadership, personnel, organizational structure, and policy could prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including staffing, government budget and funding levels, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, statutory, regulatory, and policy changes, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies, including substantial leadership departures, personnel cuts and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved, which would harm our business. Changes and cuts in FDA staffing also could result in delays in the FDA’s responsiveness or in its ability to review regulatory submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown or substantial leadership, personnel, and policy changes occur, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. Such changes could significantly impact the ability of the FDA to timely review and take action on our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns or substantial leadership, personnel, and policy changes could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

With the change in the U.S. presidential administration in 2025, there is substantial uncertainty as to whether and how the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. This uncertainty could present new challenges and/or opportunities as we navigate development of our product candidates. Additionally, the new administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new product candidates. Any delay in obtaining, or our inability to obtain, applicable regulatory approvals would delay or prevent development and commercialization of our product candidates and could materially adversely impact our business and prospects.

Our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to: comply with the regulations of the FDA and other similar foreign regulatory authorities, provide true, complete and accurate information to the FDA and other similar foreign regulatory authorities, comply with manufacturing standards we have established, comply with healthcare fraud and abuse laws in the U.S. and similar foreign fraudulent misconduct laws or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the U.S., our potential exposure under such laws and regulations will increase significantly, and our costs associated with compliance with such laws and regulations are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. For more information, please see “Item 1. Business – Government Regulation – Anti-Kickback and False Claims Laws and Other Regulatory Matters” in our Annual Report on Form 10-K filed with the SEC on March 5, 2025.

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

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product candidate in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues, if any, we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval. For more information, please see “Item 1. Business – Government Regulation – Coverage and Reimbursement” in our Annual Report on Form 10-K filed with the SEC on March 5, 2025.

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
•
our contract manufacturers may have unacceptable or inconsistent product quality success rates and yields, and we have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel; and
•
our contract manufacturers may be adversely affected by the geopolitical and economic tensions with China, the ongoing conflicts between Russia and Ukraine, political unrest in countries where we or our partners operate, earthquakes, flooding, fires, and other natural or man-made disasters, equipment failures, labor shortages, power failures, and numerous other factors.

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

Our product candidates require specialty materials, some of which are manufactured by small companies with limited resources and experience to support a commercial product. We may not be able to contract with suppliers on acceptable terms or at all. In addition, a number of our suppliers normally support blood-based hospital businesses and generally do not have the capacity to support commercial products manufactured under cGMP by biotechnology firms or may divert their resources towards hospitals rather than us. Our suppliers may be ill-equipped to support our needs, especially in non-routine circumstances like an FDA inspection or medical crisis, such as widespread contamination. We may experience delays in receiving key materials to support clinical or commercial manufacturing. For example, in 2020, we experienced significant delays in receiving shipments of materials utilized in our cell expansion process as a result of the distributor prioritizing distribution of such products for medical use, rather than product candidate development, and, subsequently, increased demand following the easing of state and federal workplace restrictions.

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

As of April 30, 2025, we had 200 full-time employees and 1 part-time employees. As our development and commercialization plans and strategies develop, and as we continue operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. Shares held by directors, executive officers and their affiliates will be subject to volume limitations or other restrictions under Rule 144 under the Securities Act of 1933, as amended (Securities Act) and various vesting agreements.

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

As of April 30, 2025, our executive officers, directors, and entities affiliated with such persons beneficially owned, in the aggregate, approximately 20% of our outstanding voting stock and approximately 26% of our outstanding common stock. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders, oppose them. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you or other stockholders may feel are in your or their best interest as one of our stockholders. This concentration of ownership might also have the effect of delaying or preventing a change of control of our Company that other stockholders may view as beneficial.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sale of Unregistered Equity Securities

Not Applicable

Use of Proceeds

In July 2021, our Registration Statement on Form S-1/A (No. 333-255491) was declared effective by the SEC pursuant to which we issued and sold an aggregate of 6,666,667 shares of Voting Common Stock at a public offering price of $15.00 per share for aggregate net cash proceeds of $89.6 million, after deducting $7.0 million underwriting discounts and commissions, and $3.4 million in offering costs borne by us. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. The sale and issuance of 6,666,667 shares closed on July 20, 2021. Morgan Stanley & Co. LLC, Jefferies LLC, Cowen and Company LLC and Barclays Capital Inc. acted as joint book-running managers for the offering. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC.

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended March 31, 2025.

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

TScan Therapeutics, Inc.

Date: May 6, 2025	By:	/s/ Gavin MacBeath
Gavin MacBeath
Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2025	By:	/s/ Jason A. Amello
Jason A. Amello
Chief Financial Officer (Principal Financial and Accounting Officer)