Form 10-Q
period 2025-06-30
TScan Therapeutics, Inc.
filed 2025-08-12
CIK 1783328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________to_____________________________________________________

Commission File Number:	001-40603

TSCAN THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	82-5282075
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
830 Winter Street, Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

(857) 399-9500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Voting Common Stock, $0.0001 par value per share	TCRX	The Nasdaq Global Market, LLC

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

As of August 8, 2025, the registrant had 52,471,405 shares of voting common stock, $0.0001 par value per share, and 4,276,588 shares of non-voting common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TScan Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$169,394	$178,689
Marketable securities	48,651	111,421
Prepaid expenses and other current assets	3,085	2,612
Total current assets	221,130	292,722
Property and equipment, net	9,521	7,242
Right-of-use assets	61,097	64,357
Restricted cash	5,031	5,031
Long-term deposit and other assets	1,782	1,766
Total assets	$298,561	$371,118
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,539	$4,278
Accrued expenses and other current liabilities	12,797	15,410
Operating lease liability, current portion	6,288	4,570
Deferred revenue, current portion	7,698	11,698
Total current liabilities	31,322	35,956
Deferred revenue, net of current portion	-	1,246
Operating lease liability, net of current portion	58,116	60,739
Long-term debt and accrued interest	32,296	32,072
Other long term liabilities	113	135
Total liabilities	121,847	130,148
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2025 and December 31, 2024	-	-
Voting common stock, $0.0001 par value; 300,000,000 shares authorized; 52,471,405 and 52,314,039 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	5	5
Non-voting common stock, $0.0001 par value; 10,000,000 shares authorized; 4,276,588 shares issued and outstanding at June 30, 2025 and December 31, 2024	1	1
Additional paid-in capital	622,887	616,009
Accumulated other comprehensive loss	(4)	51
Accumulated deficit	(446,175)	(375,096)
Total stockholders' equity	176,714	240,970
Total liabilities and stockholders' equity	$298,561	$371,118

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TScan Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Collaboration and license revenue	$3,076	$536	$5,247	$1,102
Operating expenses:
Research and development	32,634	26,877	62,422	51,734
General and administrative	9,095	7,773	17,728	14,855
Total operating expenses	41,729	34,650	80,150	66,589
Loss from operations	(38,653)	(34,114)	(74,903)	(65,487)
Other (expense) income:
Interest and other income, net	2,390	3,405	5,192	5,595
Interest expense	(689)	(952)	(1,368)	(1,911)
Total other income	1,701	2,453	3,824	3,684
Net loss	$(36,952)	$(31,661)	$(71,079)	$(61,803)
Net loss per share, basic and diluted	$(0.28)	$(0.28)	$(0.55)	$(0.59)
Weighted average common shares outstanding—basic and diluted	129,730,451	113,425,357	129,704,655	104,150,625
Comprehensive loss:
Net loss	$(36,952)	$(31,661)	$(71,079)	$(61,803)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	-	-	(55)	-
Comprehensive loss	$(36,952)	$(31,661)	$(71,134)	$(61,803)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TScan Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

					Additional	Accumulated		Total
	Common Stock		Non-voting Common Stock		Paid-In	Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at March 31, 2024	43,628,149	$4	4,276,588	$1	$400,701	-	$(277,739)	$122,967
Exercise of stock options	69,941	-	-	-	183	-	-	183
Issuance of common stock, net of offering costs	4,958,068	1	-	-	33,130	-	-	33,131
Issuance of pre-funded warrants, net of offering costs	-	-	-	-	128,272	-	-	128,272
Stock-based compensation expense	-	-	-	-	2,329	-	-	2,329
Net loss	-	-	-	-	-	-	(31,661)	(31,661)
Balances at June 30, 2024	48,656,158	$5	4,276,588	$1	$564,615	-	$(309,400)	$255,221
Balances at March 31, 2025	52,314,039	$5	4,276,588	$1	$619,423	$(4)	$(409,223)	210,202
Issuance of common stock under ESPP plan	157,366	-	-	-	191	-	-	191
Stock-based compensation expense	-	-	-	-	3,273	-	-	3,273
Net loss	-	-	-	-	-	-	(36,952)	(36,952)
Balances at June 30, 2025	52,471,405	$5	4,276,588	$1	$622,887	$(4)	$(446,175)	$176,714

					Additional	Accumulated		Total
	Common Stock		Non-voting Common Stock		Paid-In	Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at January 1, 2024	43,552,941	$4	4,276,588	$1	$398,459	$-	$(247,597)	$150,867
Exercise of stock options	145,149	-	-	-	442	-	-	442
Issuance of common stock, net of offering costs	4,958,068	1	-	-	33,130	-	-	33,131
Issuance of pre-funded warrants, net of offering costs	-	-	-	-	128,272	-	-	128,272
Stock-based compensation expense	-	-	-	-	4,312	-	-	4,312
Net loss	-	-	-	-	-	-	(61,803)	(61,803)
Balances at June 30, 2024	48,656,158	$5	4,276,588	$1	$564,615	$-	$(309,400)	$255,221
Balances at January 1, 2025	52,314,039	$5	4,276,588	$1	$616,009	$51	$(375,096)	$240,970
Issuance of common stock under ESPP plan	157,366	-	-	-	191	-	-	191
Stock-based compensation expense	-	-	-	-	6,687	-	-	6,687
Net loss	-	-	-	-	-	-	(71,079)	(71,079)
Unrealized loss on available-for-sale securities	-	-	-	-	-	(55)	-	(55)
Balances at June 30, 2025	52,471,405	$5	4,276,588	$1	$622,887	$(4)	$(446,175)	$176,714

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TScan Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(71,079)	$(61,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,376	2,370
Accretion of marketable securities	(2,063)	(846)
Non-cash interest expense related to note payable	224	401
Stock-based compensation	6,687	4,312
Changes in current assets and liabilities:
Prepaid expenses and other assets	(489)	240
Right-of-use assets and lease liabilities, net	2,355	605
Accounts payable	123	(14)
Accrued expense and other liabilities	(2,741)	343
Deferred revenue	(5,246)	(1,100)
Net cash used in operating activities	(70,853)	(55,492)
Cash flows from investing activities:
Purchases of property and equipment	(2,811)	(1,567)
Purchases of marketable securities	(87,472)	(57,133)
Maturities of marketable securities	152,250	61,147
Net cash provided by investing activities	61,967	2,447
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	-	33,131
Proceeds from issuance of pre-funded warrants, net of offering costs	-	128,272
Proceeds from exercise of stock options	-	442
Proceeds from issuance of common stock under employee stock purchase plan	191	-
Cash paid for debt issuance costs	(400)	-
Cash paid for financing costs	(200)	-
Net cash provided by (used in) financing activities	(409)	161,845
Net increase (decrease) in cash, cash equivalents and restricted cash	(9,295)	108,800
Cash, cash equivalents, and restricted cash - beginning of period	183,720	138,390
Cash, cash equivalents, and restricted cash - end of period	$174,425	$247,190
Summary of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:
Cash and cash equivalents	169,394	242,159
Restricted cash	5,031	5,031
Total cash, cash equivalents, and restricted cash	$174,425	$247,190
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,144	$1,510
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment in accounts payable and accrued liabilities	$928	$977

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSCAN THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business

TScan Therapeutics, Inc. and its wholly-owned subsidiary, TScan Securities Corporation (the Company), is a biotechnology company that was incorporated in Delaware on April 17, 2018 and has a principal place of business in Waltham, Massachusetts. The Company is focused on developing a pipeline of TCR-T therapy product candidates for the treatment of patients with cancer.

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (the SEC) regarding interim financial reporting, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Management believes that the interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of its operations and cash flows. The condensed consolidated financial statements include the accounts of TScan Therapeutics, Inc. and its subsidiary, TScan Securities Corporation. All intercompany balances and transactions have been eliminated in consolidation. The results for the three and six months ended June 30, 2025, are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 5, 2025. In the opinion of the Company’s management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included.

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

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from sales of capital stock, payments received under its license and collaboration agreements and debt financings. Since its inception, the Company has incurred recurring losses, including net losses of $71.1 million and $61.8 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the Company had an accumulated deficit of $446.2 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash, cash equivalents and marketable securities as of June 30, 2025, will be sufficient to fund the Company’s operations for at least the next 12 months from the date of the issuance of these financial statements.

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

3. Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, the assets carried at fair value (in thousands):

	Fair value measurements at June 30, 2025 using
	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents – money market funds	$162,200	$-	$-	$162,200
Cash equivalents - government securities	2,993	-	-	2,993
Marketable securities – government securities	48,651	-	-	48,651
Total financial assets	$213,844	$-	$-	$213,844

	Fair value measurements at December 31, 2024 using
	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents – money market funds	$169,744	$-	$-	$169,744
Marketable securities – government securities	111,421	-	-	111,421
Total financial assets	$281,165	$-	$-	$281,165

Money market funds and government securities are valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. There were no transfers among Level 1, Level 2, or Level 3 categories in the periods presented.

Assets and Liabilities Not Carried at Fair Value

The carrying value of accounts payable and accrued expenses that are reported on the consolidated balance sheets approximate fair value due to the short-term nature of these liabilities. Based on the borrowing rates currently available to the Company for bank loans with similar maturities, the fair value of long-term debt is approximately equal to its carrying amount as of June 30, 2025.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued research and development	$7,054	$6,735
Accrued employee compensation and benefits	3,662	6,845
Accrued consulting and professional services	1,534	1,473
Accrued legal services and license fee	357	281
Other	190	76
Total accrued expenses and other current liabilities	$12,797	$15,410

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

Equity Offerings

On June 1, 2023, the Company completed an underwritten public offering resulting in the issuance and sale of (a) 23,287,134 shares of Voting Common Stock, at a price of $2.00 per share, and (b) pre-funded warrants (Pre-Funded Warrants) to purchase up to 47,010,526 shares of the Voting Common Stock with an exercise price of $0.0001 per share. The Pre-Funded Warrants were issued at a purchase price of $1.9999 per warrant, resulting in aggregate net proceeds of $134.7 million after deducting underwriting discounts, commissions and other offering expenses, with $42.4 million allocated to the Voting Common Stock and $92.3 million allocated to Pre-Funded Warrants.

On April 24, 2024, the Company completed an underwritten public offering resulting in the issuance and sale of (a) 4,958,068 shares of Voting Common Stock, including the partial exercise of the underwriters’ option to purchase 2,485,487 additional shares of Voting Common Stock, at the closing market price on April 16, 2024, of $7.13 per share, and (b) Pre-Funded Warrants to purchase up to 18,577,419 shares of the Voting Common Stock with an exercise price of $0.0001 per share. The Pre-Funded Warrants were issued at a purchase price of $7.1299 per warrant, resulting in aggregate net proceeds of approximately $161.4 million after deducting underwriting discounts, commissions and other offering expenses, with $33.1 million allocated to the Voting Common Stock and $128.3 million allocated to Pre-Funded Warrants.

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

The Pre-Funded Warrants are immediately exercisable subject to certain ownership limitations, have an exercise price of $0.0001 per share, may be exercised at any time and do not expire. The Pre-Funded Warrants were determined to be equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of common shares upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, the Pre-Funded Warrants do not provide any guarantee of value or return. As such, proceeds received from the issuance from the Pre-Funded Warrants were recorded as a component of stockholders’ equity within additional paid-in capital. As of June 30, 2025, no Pre-Funded Warrants have been exercised.

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

The $30.0 million up-front payment was invoiced in June 2023 and was fully collected in July 2023. During the three and six months ended June 30, 2025 and 2024, the Company recognized $3.1 million, $5.2 million, $0.5 million, and $1.1 million, respectively, of revenue associated with the Amgen Agreement. As of June 30, 2025, the Company recorded $7.7 million of deferred revenue which is classified as short-term.

7. Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating lease agreements. There have been no material changes to the Company's leases during the period ended June 30, 2025.

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

The Company recorded $1.0 million and $1.9 million in interest expense for the three and six months ended June 30, 2024, respectively.

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

The Company recorded $0.7 million and $1.4 million in interest expense for the three and six months ended June 30, 2025, respectively. The effective interest rate on the SVB Loan Agreement, including the amortization of the debt discount and issuance costs, and accretion of the Exit Fee, was 8.46% at June 30, 2025.

Future principal payments as of June 30, 2025 are as follows (in thousands):

2027	$4,063
2028	16,250
2029	12,187
Total principal payments	32,500
Plus: Final payment fee	1,625
Less: unamortized debt discount and final fee	(1,829)
Total debt	$32,296

9. Segment Reporting

Operating segments are defined as components of the entity for which separate financial information is made available and that is regularly evaluated by the chief operating decision maker (CODM) in making decisions regarding resource allocation and assessing performance. The Company's CODM is its Chief Executive Officer and the Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company is focused on the development of TCR-T therapy product candidates for the treatment of patients with cancer.

The CODM assesses the Company's performance by reviewing GAAP net loss and significant expenses by function along with the annual budget. The CODM considers budget-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources.

The following table provides information about the Company's single operating segment which includes significant expenses by function along with significant non-cash expense items.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Collaboration and license revenue	$3,076	$536	$5,247	$1,102
Operating expenses:
Research and development:
Laboratory supplies, research materials and studies	12,101	8,273	21,590	15,550
Personnel expenses	8,966	7,365	17,782	15,072
Facility-related and other	5,657	3,949	11,205	7,851
Clinical studies	3,721	5,121	7,416	8,954
Stock-based compensation	1,668	1,236	3,406	2,300
Depreciation expense	521	933	1,023	2,007
General and administrative:
Personnel expenses	3,337	2,623	6,356	5,291
Legal and professional fees	2,041	2,062	3,995	3,730
Facility-related and other	1,935	1,812	3,743	3,459
Stock-based compensation	1,606	1,093	3,281	2,012
Depreciation Expense	176	183	353	363
Loss from operations	(38,653)	(34,114)	(74,903)	(65,487)
Other (expense) income:
Interest and other income, net	2,390	3,405	5,192	5,595
Interest expense	(689)	(952)	(1,368)	(1,911)
Net loss	$(36,952)	$(31,661)	$(71,079)	$(61,803)

10. Net Loss Per Share

Net Loss Per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		As of June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(36,952)	$(31,661)	$(71,079)	$(61,803)
Denominator:
Weighted-average common shares outstanding, basic and diluted	129,730,451	113,425,357	129,704,655	104,150,625
Net loss per share, basic and diluted	$(0.28)	$(0.28)	$(0.55)	$(0.59)

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

	June 30,
	2025	2024
Options to purchase common stock	17,917,902	12,804,957
Common stock issuable upon conversion of the K2HV Loan Agreement	-	6,269,592
Potential shares issuable under the ESPP	109,984	69,617
Total	18,027,886	19,144,166

11. Subsequent Event

On July 4, 2025, the One Big Beautiful Bill Act was enacted (the "OBBBA"). The OBBBA includes significant changes to U.S. tax law, including changes to the IRC Section 174, mandatory research and development capitalization. The impact of the changes to to the Company are being analyzed, while regulations and guidance from the Department of Treasury are forthcoming.

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

Overview

We are a clinical-stage biotechnology company focused on developing a robust pipeline of T cell receptor (TCR)-engineered T cell, or TCR-T, therapies for the treatment of patients with cancer. Our approach is based on the central premise that we can learn from patients who are winning their fight against cancer to treat those who are not. Over the past several years, we have built our ImmunoBank, a repository of therapeutic TCRs that recognize diverse targets and are associated with multiple human leukocyte antigen (HLA) types. We then use these TCRs to manufacture enhanced TCR-Ts to treat a broad population of patients with both hematologic (heme) and solid tumor malignancies. Every TCR in our ImmunoBank has come from our proprietary platform technologies, and we are continuing to expand our ImmunoBank.

We are advancing a robust pipeline of TCR-T therapy product candidates for the treatment of patients with heme malignancies and solid tumors. Our lead product candidate, TSC-101, is in development for the treatment of patients with acute myeloid leukemia (AML), myelodysplastic syndrome (MDS), and acute lymphoblastic leukemia (ALL), who are undergoing allogeneic hematopoietic cell transplantation (HCT). TSC-101 is designed to eliminate residual disease and promote complete donor chimerism, thereby preventing relapse. TSC-101 targets HA-2, which is a minor histocompatibility antigen that is present on all blood cells, malignant or benign. We are currently conducting a Phase 1 clinical study of TSC-101, the ALLOHA™ Phase 1 heme trial (NCT05473910).

In addition, we are developing multiple TCR-T therapy product candidates for the treatment of solid tumors. One of the challenges of treating solid tumors is that they are heterogeneous – not every tumor cell expresses a given target and some tumor cells lose half their HLA genes. To address this challenge, we are developing what we refer to as multiplex TCR-T, or T-Plex, in which we treat a patient with more than one TCR-T therapy product candidate at a time. We are designing these multiplex treatments to be a simultaneous administration of up to three highly active TCR-Ts, selected from our ImmunoBank, that are customized for each patient based on which targets are expressed in their tumors and which HLA genes are still intact. We continue to prioritize expanding the ImmunoBank with TCRs for additional targets and multiple HLA types for each target. We have now advanced seven TCR-T therapy product candidates into Phase 1 development for solid tumors: TSC-203-A0201 (PRAME, HLA-A*02:01); TSC-200-A0201 (HPV16, HLA-A*02:01); TSC-201-B0702 (MAGE-C2, HLA-B*07:02); TSC-202-A0201 (MAGE-A4, HLA-A*02:01); TSC-204-A0201 (MAGE-A1, HLA-A*02:01); TSC-204-C0702 (MAGE-A1, HLA-C*07:02); and TSC-204-A0101 (MAGE-A1, HLA-A*01:01). In addition to clearing these seven solid-tumor investigational new drug (IND) applications, the U.S. Food and Drug Administration (FDA) has cleared our IND application for T-Plex, enabling us to treat patients with multiplex TCR-T. We plan to further expand the ImmunoBank by filing IND applications for additional TCR-T therapy product candidates. We are currently conducting a Phase 1 solid tumor clinical trial, the PLEXI-T™ trial (NCT05973487).

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

We have incurred significant operating losses since our inception. We reported net losses of $71.1 million and $61.8 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $446.2 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect that our expenses and capital expenditure requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

Because of the numerous risks and uncertainties associated with TCR-T therapy product candidate development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Even if we are able to generate sales of our therapies, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

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

Results of Operations

Three months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024	Change
Revenue
Collaboration and license revenue	$3,076	$536	$2,540
Operating expenses:
Research and development	32,634	26,877	5,757
General and administrative	9,095	7,773	1,322
Total operating expenses	41,729	34,650	7,079
Loss from operations	(38,653)	(34,114)	(4,539)
Other (expense) income:
Interest and other income, net	2,390	3,405	(1,015)
Interest expense	(689)	(952)	263
Total other income	1,701	2,453	(752)
Net loss	$(36,952)	$(31,661)	$(5,291)

Revenue

Revenue for the second quarter of 2025 was $3.1 million, compared to $0.5 million for the second quarter of 2024. The increase was primarily due to the timing of research activities performed pursuant to our collaboration agreement with Amgen which commenced in May 2023.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024	Change
Laboratory supplies, research materials and studies	$12,101	$8,273	$3,828
Personnel expenses	8,966	7,365	1,601
Facility-related and other	5,657	3,949	1,708
Clinical studies	3,721	5,121	(1,400)
Stock-based compensation	1,668	1,236	432
Depreciation expense	521	933	(412)
Total research and development expenses	$32,634	$26,877	$5,757

Research and development expenses increased $5.8 million and was primarily attributable to a $3.8 million increase in laboratory supplies, research materials and studies driven by ongoing activities with a global contract development and manufacturing organization (CDMO). There was also a $1.7 million increase in facility-related expenses due to commencement of rent payments for the 830 Winter Street expansion space in December 2024, a $1.6 million increase in personnel expenses due to additional headcount, a $1.4 million decrease in clinical expenses due to timing of ongoing trial activities, and a $0.4 million decrease in depreciation expense. Research and development expenses included non-cash stock compensation expense of $1.7 million and $1.2 million for the second quarter of 2025 and 2024, respectively.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024	Change
Personnel expenses	$3,337	$2,623	$714
Legal and professional fees	2,041	2,062	(21)
Facility-related and other	1,935	1,812	123
Stock-based compensation	1,606	1,093	513
Depreciation expense	176	183	(7)
Total general and administrative expenses	$9,095	$7,773	$1,322

General and administrative expenses increased by $1.3 million and was primarily attributable to a $0.7 million increase in personnel expenses due to additional headcount. There was also a $0.1 million increase in facility-related and other expenses. General and administrative expenses included non-cash stock compensation expense of $1.6 million and $1.1 million for the second quarter of 2025 and 2024, respectively.

Other (Expense) Income

Other income has decreased $0.8 million in the three months ended June 30, 2025 compared to the same period in 2024 primarily due to a decrease in interest income attributable to lower cash balances available for investment.

Six months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Revenue
Collaboration and license revenue	$5,247	$1,102	$4,145
Operating expenses:
Research and development	62,422	51,734	10,688
General and administrative	17,728	14,855	2,873
Total operating expenses	80,150	66,589	13,561
Loss from operations	(74,903)	(65,487)	(9,416)
Other income:
Interest and other income, net	5,192	5,595	(403)
Interest expense	(1,368)	(1,911)	543
Total other income	3,824	3,684	140
Net loss	$(71,079)	$(61,803)	$(9,276)

Revenue

Revenue for the six months ended June 30, 2025 and 2024 was $5.2 million and $1.1 million, respectively. The increase was primarily due to the timing of research activities performed pursuant to our collaboration agreement with Amgen which commenced in May 2023.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Laboratory supplies, research materials and studies	$21,590	$15,550	$6,040
Personnel expenses	17,782	15,072	2,710
Facility-related and other	11,205	7,851	3,354
Clinical studies	7,416	8,954	(1,538)
Stock-based compensation	3,406	2,300	1,106
Depreciation expense	1,023	2,007	(984)
Total research and development expenses	$62,422	$51,734	$10,688

Research and development expenses increased $10.7 million and was primarily attributable to a $6.0 million increase in laboratory supplies, research materials and studies driven by ongoing activities with a global contract development and manufacturing organization (CDMO). There was also a $3.4 million increase in facility-related expenses due to commencement of rent payments for the 830 Winter Street expansion space in December 2024, a $2.7 million increase in personnel expenses due to additional headcount, a $1.5 million decrease in clinical expenses due to timing of ongoing trial activities, and a $1.0 million decrease in depreciation expense. Research and development expenses included non-cash stock compensation expense of $3.4 million and $2.3 million for the six months ended June 30, 2025 and 2024, respectively.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Personnel expenses	$6,356	$5,291	$1,065
Legal and professional fees	3,995	3,730	265
Facility-related and other	3,743	3,459	284
Stock-based compensation	3,281	2,012	1,269
Depreciation expense	353	363	(10)
Total general and administrative expenses	$17,728	$14,855	$2,873

General and administrative expenses increased by $2.9 million and was primarily attributable to a $1.1 million increase in personnel expenses due to additional headcount. There was also a $0.3 million increase in facility-related and other expenses and a $0.3 million increase in legal and professional fees. General and administrative expenses included non-cash stock compensation expense of $3.3 million and $2.0 million for the six months ended June 30, 2025 and 2024, respectively.

Other (Expense) Income

Other income has increased $0.1 million in the six months ended June 30, 2025 compared to the same period in 2024 primarily due to a decrease in interest expense attributable to refinancing of debt.

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

On June 1, 2023, we completed an underwritten public offering of (a) 23,287,134 shares of the Company's Voting Common Stock, inclusive of the underwriters’ 30-day option to purchase 297,660 additional shares of Voting Common Stock, at a price of $2.00 per share, and (b) the Pre-Funded Warrants to purchase up to 47,010,526 shares of the Voting Common Stock with an exercise price of

$0.0001 per share. The Pre-Funded Warrants were issued at a purchase price of $1.9999 per warrant, resulting in aggregate net proceeds from the offering of $134.7 million after deducting underwriting discounts, commissions and other offering expenses.

On April 24, 2024, we completed an underwritten public offering resulting in the issuance and sale of (a) 4,958,068 shares of Voting Common Stock, including the partial exercise of the underwriters’ option to purchase 2,485,487 additional shares of Voting Common Stock, at the closing market price on April 16, 2024, of $7.13 per share, and (b) Pre-Funded Warrants to purchase up to 18,577,419 shares of the Voting Common Stock with an exercise price of $0.0001 per share. The Pre-Funded Warrants were issued at a purchase price of $7.1299 per warrant, resulting in aggregate net proceeds of approximately $161.4 million after deducting underwriting discounts, commissions and other estimated offering expenses.

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

As of June 30, 2025, we had cash, cash equivalents and marketable securities of $218.0 million, excluding restricted cash of $5.0 million.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Net cash used in operating activities	$(70,853)	$(55,492)	$(15,361)
Net cash provided by investing activities	61,967	2,447	59,520
Net cash provided by (used in) financing activities	(409)	161,845	(162,254)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(9,295)	$108,800	$(118,095)

Operating Activities

During the six months ended June 30, 2025, net cash used in operating activities of $70.9 million was primarily driven by our net loss of $71.1 million, partially offset by non-cash charges of $6.2 million related to depreciation expense, accretion of marketable securities, stock-based compensation, and non-cash interest expense related to note payable. During the six months ended June 30, 2025, working capital changes resulted in a use of $6.0 million. The change in working capital was primarily driven by revenue recognition related to the Amgen Agreement and changes in accrued expenses related to research and development activities.

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

Investing Activities

During the six months ended June 30, 2025, net cash provided by investing activities was $62.0 million, primarily related to the purchases and maturities of marketable securities, and the purchases of property and equipment.

During the six months ended June 30, 2024, net cash provided by investing activities was $2.4 million, primarily related to the purchases and maturities of marketable securities, and the purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2025, net cash used in financing activities was $0.4 million, consisting of cash paid for debt issuance and financing costs previously accrued, offset by proceeds from the issuance of common stock under the employee stock purchase plan.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Principal Executive Officer and Principal Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses in each period since our inception in April 2018. For the six months ended June 30, 2025 and the years ended December 31, 2024 and 2023, we reported net losses of $71.1 million, $127.5 million, and $89.2 million, respectively. As of June 30, 2025, we had an accumulated deficit of $446.2 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

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

As of June 30, 2025, we had $218.0 million in cash, cash equivalents and marketable securities. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our current operating plan into the first quarter of 2027. Accordingly, our existing cash, cash equivalents and marketable securities will not be sufficient for us to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources. We may also need to raise additional funds sooner if we choose to pursue additional indications for our product candidates or otherwise expand more rapidly than we presently anticipate.

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

In 2017, the U.S. Congress and the Trump administration made substantial changes to U.S. policies, which included comprehensive corporate and individual tax reform. In addition, the current Trump administration has begun to implement significant changes to U.S. trade, healthcare, tax, immigration and government regulatory policy. For example, the One Big Beautiful Bill Act was signed into law on July 4, 2025, and made significant changes to U.S. federal tax law. Such changes to tax laws (which changes may have retroactive application) could adversely affect us, holders of our common stock, or our business. Furthermore, the transitions between the Trump and Biden presidential terms led to substantial changes in the direction and focus of administrative and regulatory policies. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any future administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

Our future success depends on the successful development of our product candidates, which target heme malignancies and solid tumors utilizing TCR-T therapy product candidates. Advancing our product candidates creates significant challenges for us, including:

•
educating medical personnel about the administration of TCR-T therapy product candidates on a stand-alone basis or in combination with built-in immune and tumor modulators;
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
•
manufacturing TCR-T therapy product candidates efficiently and consistently without the use of viral vectors using our T-Integrate technology;
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
•
The process by which patient cells are converted into a TCR-T product candidate has many steps that can influence quality and activity.

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

For example, we are planning a registrational trial for TSC-101, and based on feedback from regulatory authorities, we may need to modify our clinical trial design or may be delayed in initiating such trial. If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only moderately positive or if there are safety concerns, our business and results of operations may be adversely affected and we may incur significant additional costs. Accordingly, our clinical trial costs are likely to be significantly higher than those for more conventional therapeutic technologies or drug product candidates.

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

In addition, one of our key goals is to develop treatments consisting of a combination of TCR-Ts, which we refer to as multiplex TCR-T. Our plan is to assess the safety and preliminary efficacy of multiplex TCR-T early in the clinical development of our product candidates. While the FDA has cleared our T-Plex IND application, which allows us to combine our product candidates with each other in a multiplex TCR-T, we must still provide safety data for each individual product candidate or each variation or combination of a multiplex TCR-T. Any such requirements could result in material delays in the development timelines of our multiplex TCR-T therapy product candidates.

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
•
the availability of capital.

For example, on April 15, 2025, the Trump Administration published Executive Order 14273, “Lowering Drug Prices by Once Again Putting Americans First,” which generally directs the federal government to take measures to reduce drug prices, including eliminating the so-called “pill penalty” under the Inflation Reduction Act that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. On May 12, 2025, the Trump Administration published Executive Order 14297, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients” which generally, among other things, directs the federal government to establish and communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. Further, the Executive Order directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the Administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the most-favored-nation lowest price. It also directs the Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security . . . including by suppressing the price of pharmaceutical products below fair market value in foreign countries.” Notably, a similar “Most Favored Nation” pricing rule enacted under the first Trump Administration was subject to an injunction resulting from judicial challenges to the rule, which was formally rescinded by the former Biden Administration in August 2021.

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

With the change in the U.S. presidential administration in 2025, there is substantial uncertainty as to the extent and nature of how the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. This uncertainty could present new challenges and/or opportunities as we navigate development of our product candidates. Additionally, the new administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new product candidates. Any delay in obtaining, or our inability to obtain, applicable regulatory approvals would delay or prevent development and commercialization of our product candidates and could materially adversely impact our business and prospects.

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

Moreover, U.S. regulators and legislators are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. Department of Justice regulations that went into effect April 8, 2025 prohibit data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs.

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

Although the UK is regarded as one of the third countries under the EU GDPR, the European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EEA member states to the UK without additional safeguards. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The UK Government introduced the Data Protection and Digital Information Bill which failed in the UK legislative process. The UK Data (Use and Access) Act 2025 is now in force which may have the effect of further altering the similarities between the UK and EEA data protection regime. The competent authorities in the EEA Member States may interpret GDPR obligations slightly differently from country to country and therefore we do not expect to operate in a uniform legal landscape in the EEA.

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

Currently, our patents and patent applications are directed to our TCR-T therapy product candidates and accompanying technologies. We seek or plan to seek patent protection for our proprietary platform and product candidates by filing and prosecuting patent applications in the U.S. and other countries as appropriate. Our patent portfolio also includes patent families exclusively licensed from BWH, which include issued and pending U.S. and foreign non-provisional patent applications. Any patents that have issued or may issue from any non-provisional patent applications claiming priority to these provisional patent applications would be expected to expire on various dates from 2038 through 2045, in each case without taking into account any possible patent term adjustments or extensions.

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

In addition, some of our raw materials are currently sourced from a single supplier, or a small number of suppliers. We also use certain biologic materials that are available from multiple suppliers, but each version may perform differently, requiring us to characterize them and potentially modify the manufacturing process if we change suppliers. We cannot be sure that these suppliers will remain in business, or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these materials for our intended purpose. Accordingly, if we no longer have access to these suppliers, we may experience delays in our clinical or commercial manufacturing which could harm our business or results of operations.

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

As of August 8, 2025, we had 208 full-time employees and 2 part-time employees. As our development and commercialization plans and strategies develop, and as we continue operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

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

As of August 8, 2025, our executive officers, directors, and entities affiliated with such persons beneficially owned, in the aggregate, approximately 25% of our outstanding voting stock and approximately 31% of our outstanding common stock. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders, oppose them. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you or other stockholders may feel are in your or their best interest as one of our stockholders. This concentration of ownership might also have the effect of delaying or preventing a change of control of our Company that other stockholders may view as beneficial.

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

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended June 30, 2025.

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

TScan Therapeutics, Inc.

Date: August 12, 2025	By:	/s/ Gavin MacBeath
Gavin MacBeath
Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2025	By:	/s/ Jason A. Amello
Jason A. Amello
Chief Financial Officer (Principal Financial and Accounting Officer)