Form 10-Q
period 2025-09-30
TScan Therapeutics, Inc.
filed 2025-11-12
CIK 1783328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________to_____________________________________________________

Commission File Number:	001-40603

TSCAN THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	82-5282075
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
830 Winter Street, Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

(857) 399-9500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Voting Common Stock, $0.0001 par value per share	TCRX	The Nasdaq Global Market, LLC

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

As of November 7, 2025, the registrant had 52,471,405 shares of voting common stock, $0.0001 par value per share, and 4,276,588 shares of non-voting common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TScan Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$169,506	$178,689
Marketable securities	14,947	111,421
Prepaid expenses and other current assets	3,712	2,612
Total current assets	188,165	292,722
Property and equipment, net	9,303	7,242
Right-of-use assets	59,438	64,357
Restricted cash	5,031	5,031
Long-term deposit and other assets	288	1,766
Total assets	$262,225	$371,118
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,353	$4,278
Accrued expenses and other current liabilities	10,765	15,410
Operating lease liability, current portion	6,904	4,570
Deferred revenue, current portion	5,186	11,698
Total current liabilities	29,208	35,956
Deferred revenue, net of current portion	-	1,246
Operating lease liability, net of current portion	56,304	60,739
Long-term debt and accrued interest	32,414	32,072
Other long term liabilities	278	135
Total liabilities	118,204	130,148
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2025 and December 31, 2024	-	-
Voting common stock, $0.0001 par value; 300,000,000 shares authorized; 52,471,405 and 52,314,039 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	5	5
Non-voting common stock, $0.0001 par value; 10,000,000 shares authorized; 4,276,588 shares issued and outstanding at September 30, 2025 and December 31, 2024	1	1
Additional paid-in capital	625,898	616,009
Accumulated other comprehensive income	2	51
Accumulated deficit	(481,885)	(375,096)
Total stockholders' equity	144,021	240,970
Total liabilities and stockholders' equity	$262,225	$371,118

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TScan Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Collaboration and license revenue	$2,511	$1,049	$7,758	$2,151
Operating expenses:
Research and development	31,689	26,262	94,111	77,996
General and administrative	7,874	7,409	25,602	22,264
Total operating expenses	39,563	33,671	119,713	100,260
Loss from operations	(37,052)	(32,622)	(111,955)	(98,109)
Other (expense) income:
Interest and other income, net	2,041	3,693	7,233	9,288
Interest expense	(699)	(958)	(2,067)	(2,869)
Total other income	1,342	2,735	5,166	6,419
Net loss	$(35,710)	$(29,887)	$(106,789)	$(91,690)
Net loss per share, basic and diluted	$(0.28)	$(0.25)	$(0.82)	$(0.84)
Weighted average common shares outstanding—basic and diluted	129,835,938	118,700,362	129,748,897	109,035,938
Comprehensive loss:
Net loss	$(35,710)	$(29,887)	$(106,789)	$(91,690)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	6	-	(49)	-
Comprehensive loss	$(35,704)	$(29,887)	$(106,838)	$(91,690)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TScan Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

					Additional	Accumulated		Total
	Common Stock		Non-voting Common Stock		Paid-In	Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balances at June 30, 2024	48,656,158	$5	4,276,588	$1	$564,615	$-	$(309,400)	$255,221
Exercise of stock options	421,378	-	-	-	1,230	-	-	1,230
Stock-based compensation expense	-	-	-	-	2,523	-	-	2,523
Net loss	-	-	-	-	-	-	(29,887)	(29,887)
Balances at September 30, 2024	49,077,536	$5	4,276,588	$1	$568,368	$-	$(339,287)	$229,087
Balances at June 30, 2025	52,471,405	$5	4,276,588	$1	$622,887	$(4)	$(446,175)	176,714
Stock-based compensation expense	-	-	-	-	3,011	-	-	3,011
Net loss	-	-	-	-	-	-	(35,710)	(35,710)
Unrealized gain on available-for-sale securities	-	-	-	-	-	6	-	6
Balances at September 30, 2025	52,471,405	$5	4,276,588	$1	$625,898	$2	$(481,885)	$144,021

					Additional	Accumulated		Total
	Common Stock		Non-voting Common Stock		Paid-In	Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balances at January 1, 2024	43,552,941	$4	4,276,588	$1	$398,459	$-	$(247,597)	$150,867
Exercise of stock options	566,527	-	-	-	1,672	-	-	1,672
Issuance of common stock, net of offering costs	4,958,068	1	-	-	33,130	-	-	33,131
Issuance of pre-funded warrants, net of offering costs	-	-	-	-	128,272	-	-	128,272
Stock-based compensation expense	-	-	-	-	6,835	-	-	6,835
Net loss	-	-	-	-	-	-	(91,690)	(91,690)
Balances at September 30, 2024	49,077,536	$5	4,276,588	$1	$568,368	$-	$(339,287)	$229,087
Balances at January 1, 2025	52,314,039	$5	4,276,588	$1	$616,009	$51	$(375,096)	$240,970
Issuance of common stock under ESPP plan	157,366	-	-	-	191	-	-	191
Stock-based compensation expense	-	-	-	-	9,698	-	-	9,698
Net loss	-	-	-	-	-	-	(106,789)	(106,789)
Unrealized loss on available-for-sale securities	-	-	-	-	-	(49)	-	(49)
Balances at September 30, 2025	52,471,405	$5	4,276,588	$1	$625,898	$2	$(481,885)	$144,021

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TScan Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(106,789)	$(91,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,143	3,397
Accretion of marketable securities	(2,354)	(2,347)
Non-cash interest expense related to note payable	342	600
Stock-based compensation	9,698	6,835
Changes in current assets and liabilities:
Prepaid expenses and other assets	378	(932)
Right-of-use assets and lease liabilities, net	2,818	995
Accounts payable	2,056	1,011
Accrued expense and other liabilities	(3,851)	870
Deferred revenue	(7,758)	(2,149)
Net cash used in operating activities	(103,317)	(83,410)
Cash flows from investing activities:
Purchases of property and equipment	(4,236)	(2,937)
Purchases of marketable securities	(87,471)	(194,116)
Maturities of marketable securities	186,250	117,147
Net cash provided by (used in) investing activities	94,543	(79,906)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	-	33,131
Proceeds from issuance of pre-funded warrants, net of offering costs	-	128,272
Proceeds from exercise of stock options	-	1,672
Proceeds from issuance of common stock under employee stock purchase plan	191	-
Cash paid for debt issuance costs	(400)	-
Cash paid for financing costs	(200)	-
Net cash provided by (used in) financing activities	(409)	163,075
Net increase (decrease) in cash, cash equivalents and restricted cash	(9,183)	(241)
Cash, cash equivalents, and restricted cash - beginning of period	183,720	138,390
Cash, cash equivalents, and restricted cash - end of period	$174,537	$138,149
Summary of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:
Cash and cash equivalents	169,506	133,118
Restricted cash	5,031	5,031
Total cash, cash equivalents, and restricted cash	$174,537	$138,149
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,725	$2,269
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment in accounts payable and accrued liabilities	$52	$480

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

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (the SEC) regarding interim financial reporting, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Management believes that the interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of its operations and cash flows. The condensed consolidated financial statements include the accounts of TScan Therapeutics, Inc. and its subsidiary, TScan Securities Corporation. All intercompany balances and transactions have been eliminated in consolidation. The results for the three and nine months ended September 30, 2025, are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 5, 2025. In the opinion of the Company’s management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included.

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

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from sales of capital stock, payments received under its license and collaboration agreements and debt financings. Since its inception, the Company has incurred recurring losses, including net losses of $106.8 million and $91.7 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the Company had an accumulated deficit of $481.9 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash, cash equivalents and marketable securities as of September 30, 2025, will be sufficient to fund the Company’s operations for at least the next 12 months from the date of the issuance of these financial statements.

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

3. Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, the assets carried at fair value (in thousands):

	Fair value measurements at September 30, 2025 using
	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents – money market funds	$165,308	$-	$-	$165,308
Marketable securities – government securities	14,947	-	-	14,947
Total financial assets	$180,255	$-	$-	$180,255

	Fair value measurements at December 31, 2024 using
	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents – money market funds	$169,744	$-	$-	$169,744
Marketable securities – government securities	111,421	-	-	111,421
Total financial assets	$281,165	$-	$-	$281,165

Money market funds and government securities are valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. There were no transfers among Level 1, Level 2, or Level 3 categories in the periods presented.

Assets and Liabilities Not Carried at Fair Value

The carrying value of accounts payable and accrued expenses that are reported on the consolidated balance sheets approximate fair value due to the short-term nature of these liabilities. Based on the borrowing rates currently available to the Company for bank loans with similar maturities, the fair value of long-term debt is approximately equal to its carrying amount as of September 30, 2025.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accrued employee compensation and benefits	$5,755	$6,845
Accrued research and development	4,162	6,735
Accrued consulting and professional services	448	1,473
Accrued legal services and license fee	211	281
Other	189	76
Total accrued expenses and other current liabilities	$10,765	$15,410

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

The Pre-Funded Warrants are immediately exercisable subject to certain ownership limitations, have an exercise price of $0.0001 per share, may be exercised at any time and do not expire. The Pre-Funded Warrants were determined to be equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of common shares upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, the Pre-Funded Warrants do not provide any guarantee of value or return. As such, proceeds received from the issuance from the Pre-Funded Warrants were recorded as a component of stockholders’ equity within additional paid-in capital. As of September 30, 2025, no Pre-Funded Warrants have been exercised.

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

The $30.0 million up-front payment was invoiced in June 2023 and was fully collected in July 2023. During the three and nine months ended September 30, 2025 and 2024, the Company recognized $2.5 million, $7.8 million, $1.0 million, and $2.1 million, respectively, of revenue associated with the Amgen Agreement. As of September 30, 2025, the Company recorded $5.2 million of deferred revenue which is classified as short-term.

7. Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating lease agreements. There have been no material changes to the Company's leases during the period ended September 30, 2025.

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

The Company recorded $1.0 million and $2.9 million in interest expense for the three and nine months ended September 30, 2024, respectively.

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

The Company recorded $0.7 million and $2.1 million in interest expense for the three and nine months ended September 30, 2025, respectively. The effective interest rate on the SVB Loan Agreement, including the amortization of the debt discount and issuance costs, and accretion of the Exit Fee, was 8.46% at September 30, 2025.

Future principal payments as of September 30, 2025 are as follows (in thousands):

2027	$4,063
2028	16,250
2029	12,187
Total principal payments	32,500
Plus: Final payment fee	1,625
Less: unamortized debt discount and final fee	(1,711)
Total debt	$32,414

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Collaboration and license revenue	$2,511	$1,049	$7,758	$2,151
Operating expenses:
Research and development:
Laboratory supplies, research materials and studies	9,195	7,277	30,785	22,826
Personnel expenses	9,441	7,851	27,223	22,923
Facility-related and other	4,305	4,273	15,510	12,124
Clinical studies	6,474	4,795	13,890	13,749
Stock-based compensation	1,683	1,224	5,089	3,525
Depreciation expense	591	842	1,614	2,849
General and administrative:
Personnel expenses	3,172	2,663	9,528	7,954
Legal and professional fees	1,646	1,762	5,641	5,492
Facility-related and other	1,552	1,501	5,295	4,960
Stock-based compensation	1,328	1,298	4,609	3,310
Depreciation Expense	176	185	529	548
Loss from operations	(37,052)	(32,622)	(111,955)	(98,109)
Other (expense) income:
Interest and other income, net	2,041	3,693	7,233	9,288
Interest expense	(699)	(958)	(2,067)	(2,869)
Net loss	$(35,710)	$(29,887)	$(106,789)	$(91,690)

10. Net Loss Per Share

Net Loss Per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		As of September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(35,710)	$(29,887)	$(106,789)	$(91,690)
Denominator:
Weighted-average common shares outstanding, basic and diluted	129,835,938	118,700,362	129,748,897	109,035,938
Net loss per share, basic and diluted	$(0.28)	$(0.25)	$(0.82)	$(0.84)

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

	September 30,
	2025	2024
Options to purchase common stock	18,061,321	12,426,235
Common stock issuable upon conversion of the K2HV Loan Agreement	-	6,269,592
Potential shares issuable under the ESPP	85,299	89,128
Total	18,146,620	18,784,955

11. Subsequent Event

On November 3, 2025, following the Company's alignment with the U.S. Food and Drug Administration (FDA) on the registrational path forward for the TSC-101 program, the Company made the strategic decision to prioritize clinical development of its heme program and pause further enrollment in its solid tumor Phase 1 trial, while focusing its preclinical efforts on in vivo engineering for solid tumors and target discovery in autoimmunity. Pursuant to this strategy, the Company also implemented a workforce reduction of approximately 30%, or 66 roles. The Company expects to record a one-time charge of up to approximately $2.3 million in the fourth quarter of 2025 for severance-related benefits and other costs. As a result of these actions, existing cash, cash equivalents, and marketable securities are now expected to fund the Company's current operating plan into the second half of 2027.

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

Our lead product candidate, TSC-101, is in development for the treatment of patients with heme malignancies, such as acute myeloid leukemia (AML) and myelodysplastic syndrome (MDS), who are undergoing allogeneic hematopoietic cell transplantation (HCT). TSC-101 is designed to eliminate residual disease and promote complete donor chimerism, thereby preventing relapse. TSC-101 targets HA-2, which is a minor histocompatibility antigen that is present on all blood cells, malignant or benign. We are currently conducting a Phase 1 clinical study of TSC-101, the ALLOHA™ Phase 1 heme trial (NCT05473910). During the fourth quarter of 2025, following a productive End-of-Phase 1 meeting with the U.S. Food and Drug Administration (FDA), we reached agreement on a registrational path forward for the TSC-101 program as a potential treatment for AML and MDS. The pivotal study will mirror our ongoing Phase 1 study, using a biologically-assigned internal control arm to support relapse-free survival as the primary endpoint.

We plan to further expand our heme program with the addition of TCRs targeting other HLA types. TSC-102-A0301 and TSC-102-A0101 are allogeneic, donor derived TCR-T therapy candidates targeting epitopes derived from CD45. Like TSC-101, these candidates are designed to eliminate residual cancer cells and prevent relapse in patients undergoing HCT. TSC-102-A0301 and TSC-102-A0101 are designed for patients with HLA types A*03:01 and A*01:01, respectively.

We are also developing multiple TCR-T therapy candidates for the treatment of solid tumors. One of the challenges of treating solid tumors is that they are heterogeneous – not every tumor cell expresses a given target and some tumor cells lose half their HLA genes. To address this challenge, we have developed what we refer to as multiplex TCR-T in which we treat a patient with more than one TCR-T therapy product candidate at a time. We designed these multiplex treatments to be a simultaneous administration of up to three highly active TCR-Ts, selected from our ImmunoBank, that are customized for each patient based on which targets are expressed in their tumors. We are currently engaged in preclinical development of lentiviral-based agents that enable in vivo engineering of T cells using the TCRs in our ImmunoBank.

While primarily focused on oncology, we believe our TargetScan technology is well suited to identify unknown targets that cause T cell-driven autoimmune disorders. We have identified a set of indications in which T cells play a key role and are currently identifying targets and developing potential treatment options for these disorders. Initial indications include ankylosing spondylitis, ulcerative colitis and scleroderma. In addition, the Company is continuing to discover targets for Crohn's disease in partnership with Amgen.

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

We have incurred significant operating losses since our inception. We reported net losses of $106.8 million and $91.7 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $481.9 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect that our expenses and capital expenditure requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

On July 4, 2025, the One Big Beautiful Bill Act was enacted (the "OBBBA"). The OBBBA includes significant changes to U.S. tax law, including changes to the IRC Section 174, mandatory research and development capitalization. The impact of the changes to the Company are being analyzed, while regulations and guidance from the Department of Treasury are forthcoming.

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our current operating plan into the second half of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. For additional information regarding our liquidity, see “Liquidity and Capital Resources” and “Risk Factors—Risks related to our financial position and need for additional capital.”

Results of Operations

Three months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
Revenue
Collaboration and license revenue	$2,511	$1,049	$1,462
Operating expenses:
Research and development	31,689	26,262	5,427
General and administrative	7,874	7,409	465
Total operating expenses	39,563	33,671	5,892
Loss from operations	(37,052)	(32,622)	(4,430)
Other (expense) income:
Interest and other income, net	2,041	3,693	(1,652)
Interest expense	(699)	(958)	259
Total other income	1,342	2,735	(1,393)
Net loss	$(35,710)	$(29,887)	$(5,823)

Revenue

Revenue for the third quarter of 2025 was $2.5 million, compared to $1.0 million for the third quarter of 2024. The increase was primarily due to the timing of research activities performed pursuant to our collaboration agreement with Amgen which commenced in May 2023.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
Personnel expenses	$9,441	$7,851	$1,590
Laboratory supplies, research materials and studies	9,195	7,277	1,918
Clinical studies	6,474	4,795	1,679
Facility-related and other	4,305	4,273	32
Stock-based compensation	1,683	1,224	459
Depreciation expense	591	842	(251)
Total research and development expenses	$31,689	$26,262	$5,427

Research and development expenses increased $5.4 million and was primarily attributable to a $1.9 million increase in laboratory supplies, research materials and studies driven by timing of manufacturing activities. There was also a $1.7 million increase in clinical expenses due to timing of ongoing trial activities, a $1.6 million increase in personnel expenses, and a $0.3 million decrease in depreciation expense. Research and development expenses included non-cash stock compensation expense of $1.7 million and $1.2 million for the third quarter of 2025 and 2024, respectively.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
Personnel expenses	$3,172	$2,663	$509
Legal and professional fees	1,646	1,762	(116)
Facility-related and other	1,552	1,501	51
Stock-based compensation	1,328	1,298	30
Depreciation expense	176	185	(9)
Total general and administrative expenses	$7,874	$7,409	$465

General and administrative expenses increased by $0.5 million and was primarily attributable to a $0.5 million increase in personnel expenses. There was also a $0.1 million increase in facility-related and other expenses and a $0.1 million decrease in legal and professional fees. General and administrative expenses included non-cash stock compensation expense of $1.3 million and $1.3 million for the third quarter of 2025 and 2024, respectively.

Other (Expense) Income

Other income has decreased $1.4 million in the three months ended September 30, 2025 compared to the same period in 2024 primarily due to a decrease in interest income attributable to lower cash balances available for investment.

Nine months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Revenue
Collaboration and license revenue	$7,758	$2,151	$5,607
Operating expenses:
Research and development	94,111	77,996	16,115
General and administrative	25,602	22,264	3,338
Total operating expenses	119,713	100,260	19,453
Loss from operations	(111,955)	(98,109)	(13,846)
Other income:
Interest and other income, net	7,233	9,288	(2,055)
Interest expense	(2,067)	(2,869)	802
Total other income	5,166	6,419	(1,253)
Net loss	$(106,789)	$(91,690)	$(15,099)

Revenue

Revenue for the nine months ended September 30, 2025 and 2024 was $7.8 million and $2.2 million, respectively. The increase was primarily due to the timing of research activities performed pursuant to our collaboration agreement with Amgen which commenced in May 2023.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Laboratory supplies, research materials and studies	$30,785	$22,826	$7,959
Personnel expenses	27,223	22,923	4,300
Facility-related and other	15,510	12,124	3,386
Clinical studies	13,890	13,749	141
Stock-based compensation	5,089	3,525	1,564
Depreciation expense	1,614	2,849	(1,235)
Total research and development expenses	$94,111	$77,996	$16,115

Research and development expenses increased $16.1 million and was primarily attributable to a $8.0 million increase in laboratory supplies, research materials and studies driven by timing of manufacturing activities. There was also a $4.3 million increase in personnel expenses, a $3.4 million increase in facility-related expenses due to commencement of rent payments for the 830 Winter Street expansion space in December 2024, a $0.1 million increase in clinical expenses due to timing of ongoing trial activities, and a $1.2 million decrease in depreciation expense. Research and development expenses included non-cash stock compensation expense of $5.1 million and $3.5 million for the nine months ended September 30, 2025 and 2024, respectively.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Personnel expenses	$9,528	$7,954	$1,574
Legal and professional fees	5,641	5,492	149
Facility-related and other	5,295	4,960	335
Stock-based compensation	4,609	3,310	1,299
Depreciation expense	529	548	(19)
Total general and administrative expenses	$25,602	$22,264	$3,338

General and administrative expenses increased by $3.3 million and was primarily attributable to a $1.6 million increase in personnel expenses. There was also a $0.3 million increase in facility-related and other expenses and a $0.1 million increase in legal and professional fees. General and administrative expenses included non-cash stock compensation expense of $4.6 million and $3.3 million for the nine months ended September 30, 2025 and 2024, respectively.

Other (Expense) Income

Other income has decreased $1.3 million in the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to a decrease in interest income attributable to lower cash balances available for investment offset by a decrease in interest expense attributable to refinancing of debt.

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

On November 3, 2025, following our alignment with the U.S. Food and Drug Administration (FDA) on the registrational path forward for the TSC-101 program, we made the strategic decision to prioritize clinical development of our heme program and pause further enrollment in our solid tumor Phase 1 trial, while focusing our preclinical efforts on in vivo engineering for solid tumors and target discovery in autoimmunity. Pursuant to this strategy, we also implemented a workforce reduction of approximately 30%, or 66 roles.

As of September 30, 2025, we had cash, cash equivalents and marketable securities of $184.5 million, excluding restricted cash of $5.0 million, which is expected to fund operations into the second half of 2027.

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

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our current operating plan into the second half of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Net cash used in operating activities	$(103,317)	$(83,410)	$(19,907)
Net cash provided by (used in) investing activities	94,543	(79,906)	174,449
Net cash provided by (used in) financing activities	(409)	163,075	(163,484)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(9,183)	$(241)	$(8,942)

Operating Activities

During the nine months ended September 30, 2025, net cash used in operating activities of $103.3 million was primarily driven by our net loss of $106.8 million, partially offset by non-cash charges of $9.8 million related to depreciation expense, accretion of marketable securities, stock-based compensation, and non-cash interest expense related to note payable. During the nine months ended September 30, 2025, working capital changes resulted in a use of $6.4 million. The change in working capital was primarily driven by revenue recognition related to the Amgen Agreement and changes in accrued expenses related to research and development activities.

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

Investing Activities

During the nine months ended September 30, 2025, net cash provided by investing activities was $94.5 million, primarily related to the purchases and maturities of marketable securities, and the purchases of property and equipment.

During the nine months ended September 30, 2024, net cash used in investing activities was $79.9 million, primarily related to the purchases and maturities of marketable securities, and the purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2025, net cash used in financing activities was $0.4 million, consisting of cash paid for debt issuance and financing costs previously accrued, offset by proceeds from the issuance of common stock under the employee stock purchase plan.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Principal Executive Officer and Principal Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses in each period since our inception in April 2018. For the nine months ended September 30, 2025 and the years ended December 31, 2024 and 2023, we reported net losses of $106.8 million, $127.5 million, and $89.2 million, respectively. As of September 30, 2025, we had an accumulated deficit of $481.9 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

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

As of September 30, 2025, we had $184.5 million in cash, cash equivalents and marketable securities. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our current operating plan into the second half of 2027. Accordingly, our existing cash, cash equivalents and marketable securities will not be sufficient for us to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources. We may also need to raise additional funds sooner if we choose to pursue additional indications for our product candidates or otherwise expand more rapidly than we presently anticipate.

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

In addition, political developments impacting government spending and international trade, including changes in trade agreements, potential government shutdowns, trade disputes and tariffs, including tariffs that have been or may in the future be imposed by the U.S. or other countries and future legislation or actions taken by the U.S. or other countries that restrict trade, and protectionist or retaliatory measures taken by the U.S. or other countries, may negatively impact markets and cause weaker macroeconomic conditions. In April 2025, the U.S. imposed substantial tariffs on imports from its trading partners, including, without limitation, Canada, Mexico, the EU and China. In addition, the current U.S. administration has expressed an intent to impose tariffs on pharmaceutical imports, with the stated policy objective of reshoring pharmaceutical manufacturing to the United States. Among other means, such tariffs may be imposed by the United States under Section 232 of the Trade Expansion Act of 1962, as amended, pursuant to which the U.S. Department of Commerce recently initiated an investigation to determine the effects of importing pharmaceuticals and pharmaceutical ingredients on national security. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any of the abovementioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of any political instability and resulting market disruptions are impossible to predict but could be substantial. Any such disruptions may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section. We are continuing to monitor global capital markets and assessing the potential impact of these factors on our business.

The U.S. Congress or the Trump administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.

Since the start of the Trump administration in 2025, there have been significant changes to U.S. trade, healthcare, tax, immigration and government regulatory policy. For example, the U.S. government has imposed substantial tariffs on most countries throughout the world and has further threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any future administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

We have recently reduced the size of our organization, and we may encounter difficulties in managing this development and our strategic prioritization, which could disrupt our operations. In addition, we may not achieve the anticipated benefits and savings from the workforce reduction.

On November 3, 2025, the Company announced a prioritization strategy and pursuant to this strategy, the Company also implemented a workforce reduction of approximately 30%, or 66 roles. The workforce reduction that will accompany our prioritization strategy will result in the loss of longer-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. The restructuring and possible additional cost containment measures may yield unintended consequences, such as attrition beyond our intended workforce reduction and reduced employee morale. In addition, we may not achieve anticipated benefits from the workforce reduction. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, further loss of employees and reduced productivity among remaining employees. If our management is unable to effectively manage this transition and workforce reduction and additional cost containment measures, our expenses may be more than expected and we may not be able to implement our business strategy. As a result, our future financial performance and our ability to commercialize our future product candidates successfully could be negatively affected.

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
•
The process by which patient cells are converted into a TCR-T therapy product candidate has many steps that can influence quality and activity.

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

We, and any third-party contract manufacturers we engage to support our clinical trials, may experience manufacturing difficulties due to limited manufacturing experience, resource constraints or as a result of labor disputes, geopolitical and economic tensions with China, including as a result of the escalation of tariffs or other trade restrictions under the new administration, or unstable political environments. The pharmaceutical industry in general, and our suppliers or other third parties on which we rely, may depend on China-based suppliers for certain raw materials, products and services, or other activities. If we or our suppliers are unable to depend on these China-based suppliers or service providers, we may not be able to engage a backup or alternative supplier in a timely manner or at all. This, in turn, could materially and adversely affect our or our suppliers’ ability to manufacture or supply products and product candidates which could materially and adversely affect our business. If we or any third-party contract manufacturers we engage were to encounter any of these difficulties, our ability to manufacture sufficient product supply for our preclinical studies and clinical trials, or to provide products for patients once approved, would be jeopardized.

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

We expect to submit additional IND applications for our heme malignancies program. However, we may not be able to file such IND application on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND application will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing IND applications.

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

Cancer therapies are sometimes characterized as first line, second line, or third line, and the FDA often approves new therapies initially only for a particular line of use. When cancer is detected early enough, first-line therapy is sometimes adequate to cure the cancer or prolong life without a cure. Whenever first-line therapy, usually chemotherapy, antibody drugs, tumor-targeted small molecules, hormone therapy, radiation therapy, surgery, or a combination of these, proves unsuccessful (refractory disease) or the cancer returns after a disease-free interval (relapsed disease), subsequent lines of therapy may be required to manage the disease and/or disease-related side-effects. We expect to initially seek approval for use of our TCR-T therapy product candidates to treat patients with heme malignancies, including acute myeloid leukemia (AML) and myelodysplastic syndromes (MDS) who are undergoing allogeneic HCT. While HCT provides a potentially curable option for patients with intermediate and high-risk disease, disease relapse remains the main cause of treatment failure and constitutes a significant unmet medical need. For our solid tumor product candidates, we expect to initially seek approval in patients with a history of relapsed disease or refractory disease. For those product candidates that prove to be sufficiently safe and beneficial, if any, we would expect to seek approval in earlier lines of therapy, as appropriate, but there is no guarantee that our product candidates would be licensed for an earlier line of therapy, and, prior to any such approvals, we may have to conduct additional clinical trials. Consequently, the potentially addressable patient population for our product candidates may be extremely limited or may not be amenable to treatment with our product candidates.

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

In addition, although our product candidates differ in certain ways from other TCR-T therapy approaches, serious adverse events or deaths in other clinical trials involving engineered TCR, or other T cell products or with our use of licensed TCR-T therapy candidates, even if not ultimately attributable to our product candidates, could negatively impact our business. For example, in November 2023, the FDA announced that it would conduct an investigation into reports of T cell malignancies following BCMA-directed or CD19-directed autologous CAR-T cell immunotherapies following reports of T cell lymphoma in patients receiving these therapies. In January 2024, the FDA determined that new safety information related to T cell malignancies should be included in the boxed warning in the labeling for BCMA-directed and CD-19-directed genetically modified autologous T cell immunotherapies. While our TCR-T therapy product candidates utilize a different mechanism of action, the FDA’s investigation into CAR-T therapies and other similar actions could result in increased government regulation, unfavorable public perception and publicity, potential impacts on enrollment in our clinical trials, potential regulatory delays in the testing, approval or licensing of our product candidates, stricter labeling requirements, or decreased demand for our product candidates.

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

Specifically, by genetically engineering T cell therapies, we face significant competition in the T cell immunotherapy space from many companies. For additional information regarding our competition, see “Item 1. Business – Competition” in our Annual Report on 10-K filed with the SEC on March 5, 2025. Even if we obtain regulatory approval of our product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances. Moreover, the development and manufacturing costs associated with engineered T cell therapies may make it difficult to compete with alternative products that may be simpler and cheaper to develop and manufacture.

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

The process of manufacturing and administering our product candidates is complex and highly regulated. The manufacture of our product candidates involves complex processes, including the manufacture of a transposon containing the genetic information for our TCR construct, a transposase used to insert the transposon genetic information into the T cell genome, and manufacturing operations to ensure the safety, integrity, strength, sterility, purity, and quality of the final product. More specifically, the manufacture of our product candidates includes harvesting white blood cells from the patient, isolating certain T cells from the white blood cells, combining patient T cells with our delivery vector through a process known as transfection, selection of modified T cells from the population, expanding the selected transfected T cells to obtain the desired dose, aseptically filling product into vessels suitable for storage, distribution, and clinical dosing, and ultimately infusing the engineered T cells back into the patient’s body. As a result of the complexities entailed in this process, our manufacturing and supply costs may be higher than those of more traditional manufacturing processes and the manufacturing process may be less reliable and more difficult to reproduce. Additionally, the number of facilities that are capable of harvesting cells for the manufacture of our product candidates and other cell therapy products and product candidates is limited. As the number of cell therapy products and product candidates increases, the limited number of facilities capable of harvesting cells could result in delays in the manufacture and administration of our product candidates.

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

Our manufacturing process is and will be susceptible to product loss or failure due to logistical issues, manufacturing issues associated with the differences in patients’ white blood cells, interruptions in the manufacturing process or supply chain, contamination, equipment or reagent failure, process design flaws, operator error, power failures, supplier error and variability in patient characteristics. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, product rejection, or other supply disruptions. If for any reason we lose a subject’s white blood cells, such material gets contaminated or processing steps fail at any point, the manufacturing process of the TCR-T therapy product candidate will need to be restarted, if possible, and the resulting delay may adversely affect a patient’s outcome. If microbial, viral, or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates or critical raw materials or reagents are made or administered, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

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

We may seek approval of our current product candidates or future product candidates using the FDA’s Accelerated Approval pathway. A product may be eligible for Accelerated Approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (IMM) that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving Accelerated Approval perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving Accelerated Approval, which could adversely impact the timing of the commercial launch of the product. Even if we do receive Accelerated Approval, we may not experience a faster development, regulatory review or approval process for that product. In addition, receiving Accelerated Approval does not provide assurance of ultimate FDA approval.

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
•
the availability of capital.

For example, on April 15, 2025, the Trump Administration published Executive Order 14273, “Lowering Drug Prices by Once Again Putting Americans First,” which generally directs the federal government to take measures to reduce drug prices, including eliminating the so-called “pill penalty” under the Inflation Reduction Act that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. On May 12, 2025, the Trump

Administration published Executive Order 14297, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients,” which generally, among other things, directs the federal government to establish and communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. Further, the Executive Order directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the Administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the most-favored-nation lowest price. It also directs the Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security . . . including by suppressing the price of pharmaceutical products below fair market value in foreign countries.” Notably, a similar “Most Favored Nation” pricing rule enacted under the first Trump Administration was subject to an injunction resulting from judicial challenges to the rule, which was formally rescinded by the former Biden Administration in August 2021.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including staffing, government budget and funding levels, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, statutory, regulatory, and policy changes, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Currently, federal agencies in the U.S. are operating under a federal government shutdown due to the expiration of the continuing resolution that expired on September 30, 2025. The duration of the current government shutdown is unknown.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and an inability to find suitable replacements could result in delays in product development and harm our business. In addition, on November 3, 2025, we announced a prioritization strategy that reduced our workforce by approximately 30%, which may adversely impact our ability to retain or recruit key personnel.

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

As of November 7, 2025, we had 146 full-time employees and 2 part-time employees. As our development and commercialization plans and strategies develop, and as we continue operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986 (IRC), as amended, if a corporation undergoes an “ownership change” (generally defined as one or more shareholders or groups of shareholders who own at least 5 percent of the corporation’s equity increasing their equity ownership in the aggregate by a greater than 50 percentage point change (by value) over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income may be limited. As a result of our public offerings, our most recent private placements and other transactions that have occurred over the past three years, we have experienced, such an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership or other transactions. As of December 31, 2024, we had U.S. federal net operating loss carryforwards of $113.6 million and U.S. federal research and development tax credit carryforwards of $17.9 million that expire through 2043 and which could be limited if we experience an “ownership change.” Under the current law, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 will not be subject to expiration. However, any such net operating loss carryforwards may only offset 80% of our annual taxable income in taxable years beginning after December 31, 2020. State net operating loss carryforwards and other tax attributes may be similarly limited. Any such limitations may result in increased tax liabilities that could adversely affect our business, results of operations, financial position and cash flows.

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

As of November 7, 2025, our executive officers, directors, and entities affiliated with such persons beneficially owned, in the aggregate, approximately 26% of our outstanding voting stock and approximately 31% of our outstanding common stock. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders, oppose them. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you or other stockholders may feel are in your or their best interest as one of our stockholders. This concentration of ownership might also have the effect of delaying or preventing a change of control of our Company that other stockholders may view as beneficial.

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

The rules dealing with U.S. federal, state, and local and non-U.S. taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department and other taxing authorities. For example, the OBBBA was signed into law on July 4, 2025 and made significant changes to the U.S. federal tax law. Changes to tax laws or tax rulings (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, under Section 174 of the IRC, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development performed outside the U.S. will be capitalized and amortized. The OBBBA provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, the OBBBA provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years by filing amended tax returns for such taxable years, and all other taxpayers that are not eligible to make such an election and that amortized expenses for research and development performed in the U.S. in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024. It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be promulgated or issued under existing or new tax laws, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.

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

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

The following table discloses any directors or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) who adopted a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended September 30, 2025:

Name and Title	Type of Trading Arrangement	Action Taken (Date of Action)	Duration or End Date	Aggregate Number of Securities to be Sold	Description of Trading Arrangement
Leiden Dworak Vice President, Finance and Principal Accounting Officer	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5- 1(c)	Adoption (September 23, 2025)	December 31, 2026	274,241	Exercises of vested stock options and sales of shares of the Company’s common stock pursuant to the terms of the trading plan

Other than as disclosed above, no other director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended September 30, 2025.

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

TScan Therapeutics, Inc.

Date: November 12, 2025	By:	/s/ Gavin MacBeath
Gavin MacBeath
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Jason A. Amello
Jason A. Amello
Chief Financial Officer (Principal Financial Officer)