Form 10-K
period 2025-12-31
TScan Therapeutics, Inc.
filed 2026-03-04
CIK 1783328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Market, LLC on June 30, 2025, was $56,871,577.

The number of shares of Registrant’s Common Stock outstanding as of February 27, 2026 was 52,625,035 shares of voting common stock, $0.0001 par value per share, outstanding and 4,276,588 shares of non-voting common stock, $0.0001 par value per share, outstanding.

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
•
the effects of global economic uncertainty and financial market volatility caused by political instability, new or increased international tariffs and retaliatory tariffs, changes in U.S. policy, changes in governmental agencies, changes in international trade relationships and conflicts on any of the foregoing or other aspects of our business or operations including our ability to obtain additional financing; and
•
our anticipated use of our existing cash resources and our ability to obtain additional financing in the future.

Any forward-looking statements in this Annual Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions included in this Annual Report, particularly those described in the “Risk Factors” section in Part I, Item 1A of this Annual Report, that could cause actual results or events to differ materially from the forward-looking statements that we make. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time, and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

In addition, this Annual Report contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates, including data regarding the estimated size of such markets and the incidence of certain medical conditions. We obtained industry, market and similar data set forth in this Annual Report from our internal estimates and research, and from academic and industry research, publications, surveys and studies conducted by third parties, including governmental agencies. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable. Our estimates of the potential market opportunities for our product candidates include key assumptions based on our industry knowledge, industry publications and third-party research, surveys and studies, which may be based on a small sample size and fail to accurately reflect market opportunities. Information based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by us and third parties, industry, medical and general publications, government data and similar sources. This Annual Report contains summaries of certain provisions contained in some of the documents described herein, but reference is made to the actual documents for complete information. All of the summaries are qualified in their entirety by the actual documents.

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
•
The U.S. Congress and the Trump administration have made and may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.
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

Risks Related to Manufacturing

•
Manufacturing and administering our product candidates is complex and we may encounter difficulties in production, particularly with respect to process development or scaling up of our manufacturing capabilities. If we encounter such difficulties, our ability to provide supply of our TCR-T therapy product candidates for clinical trials or, if approved, for commercial purposes, could be delayed or stopped.
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

PART I

Item 1. Business

Overview

We are a fully integrated clinical-stage biotechnology company focused on developing a robust pipeline of T cell receptor (TCR)-engineered T cell, or TCR-T, therapies for the treatment of patients with cancer. Our lead product candidate, TSC-101, is in development for the treatment of patients with acute myeloid leukemia (AML) and myelodysplastic syndrome (MDS) who are undergoing allogeneic hematopoietic cell transplantation (HCT). The product is designed to eliminate residual disease and promote complete donor chimerism, thereby preventing relapse. TSC-101 targets HA-2, an antigen that is present on all blood cells, malignant or benign, in patients with the HLA type A*02:01. We are currently conducting a Phase 1 clinical study of TSC-101 (the ALLOHA™ trial, NCT05473910) and during the fourth quarter of 2025, following a productive End-of-Phase meeting with the U.S. Food and Drug Administration (FDA), we reached agreement on a registrational path forward for the TSC-101 program as a potential treatment for patients with AML and MDS. The pivotal study will mirror our ongoing Phase 1 ALLOHA study, using a biologically-assigned (genetically randomized) control arm to support relapse-free survival as the primary endpoint.

We are further expanding our hematologic (heme) malignancies program with the addition of TCRs targeting other HLA types. TSC-102-A01 and TSC-102-A03 are allogeneic, donor-derived TCR-T therapy candidates targeting epitopes derived from CD45. Like TSC-101, these candidates are designed to eliminate residual cancer cells and prevent relapse in patients undergoing HCT. TSC-102-A01 and TSC-102-A03 are designed for patients with HLA types A*01:01 and A*03:01, respectively.

We are also developing multiple TCR-T therapy product candidates for the treatment of solid tumors. One of the challenges of treating solid tumors is that they are heterogeneous – not every tumor cell expresses a given target. To address this challenge, we are developing what we refer to as multiplex TCR-T therapy, in which we treat a patient with more than one TCR-T therapy product candidate at a time. We are designing these multiplex therapies to be a simultaneous administration of up to three highly active TCR-Ts that are customized for each patient based on which targets are expressed in their tumors. On November 3, 2025, following our alignment with the U.S. Food and Drug Administration (FDA) on the registrational path forward for the TSC-101 program, we made the strategic decision to prioritize clinical development of our heme program and pause further enrollment in our solid tumor Phase 1 trial (PLEXI-T™), while focusing our preclinical efforts on in vivo engineering for solid tumors. We believe an in vivo approach represents a promising and more cost-efficient way to deliver off-the-shelf, multiplexed TCR-T therapy for solid tumors.

While primarily focused on oncology, we believe our target discovery platform is well suited to identify targets that cause T cell-driven autoimmune disorders. We have identified a set of indications in which T cells play a key role and are currently identifying targets and developing potential treatment options for these disorders. Initial indications include ankylosing spondylitis, ulcerative colitis and scleroderma. In addition, the Company is continuing to discover targets for Crohn's disease in partnership with Amgen.

We have an internal good manufacturing practices, or GMP, facility to manufacture clinical supply for our TCR-T therapy product candidates. To provide an operationally flexible and cost-effective approach for our heme program, we have developed a manufacturing platform to genetically engineer T cells using a transposon/transposase system. This non-viral platform can be rapidly applied to new TCR-T therapy product candidates without the need for extensive process development. Our non-viral vector delivery system allows us to include additional T cell enhancements in our product candidates. In our heme program, we are introducing the gene for CD8α/β along with the TCR gene, which enables us to engineer both cytotoxic and helper T cells. We believe this enhancement has the potential to improve responses to TCR-T therapy in the clinic compared to engineering cytotoxic T cells alone. To further increase our existing clinical manufacturing capacity and prepare for potential commercialization, we have engaged a global contract development and manufacturing organization, or CDMO, with worldwide commercial capabilities.

Our Pipeline

Our lead product candidate, TSC-101, is a T cell receptor (TCR)-engineered T cell (TCR-T) therapy candidate in development for the treatment of patients with heme malignancies to eliminate residual disease and prevent relapse following allogeneic bone marrow transplantation (hematopoietic cell transplantation or HCT) (the ALLOHA™ trial, NCT05473910). We are further expanding this program with TCRs targeting additional antigens across different HLA types, such as TSC-102-A01 and TSC-102-A03.

We are also developing multiplex TCR-T therapy candidates for the treatment of various solid tumors. We have built a diverse collection of therapeutic TCRs that recognize cancer-specific targets and are associated with multiple human leukocyte antigen (HLA) types, to provide customized multiplex TCR-T treatments for patients with a variety of solid tumors. We are currently engaged in preclinical development of an in vivo engineering platform to deliver off-the-shelf TCR-T therapy.

In addition, we are using our target discovery platform to identify targets that cause T cell-driven autoimmune disorders. We have identified a set of indications in which T cells play a key role and are currently identifying targets and developing potential treatment options for these disorders. Initial indications include ankylosing spondylitis, ulcerative colitis, and scleroderma. Our current proprietary pipeline is summarized in the figure below.

In addition to our proprietary pipeline programs noted above, we have also entered into collaborations with strategic partners for applications of our platform technologies. We have a collaboration with Amgen Inc., or Amgen, to identify the antigens recognized by T cells in patients with Crohn's disease. Amgen will evaluate a variety of modalities to create therapeutic candidates based on targets discovered by us and will retain all global development and commercial rights.

Our Strategy

Our mission is to create life-changing T cell therapies for patients with cancer and autoimmune disorders. Our strategy includes the following key elements:

•
Advance our lead product candidate, TSC-101, through clinical development. Our lead program, TSC-101, is designed to target HA-2 and we are currently enrolling patients in a Phase 1 clinical study of TSC-101 with over 20 clinical sites activated. In addition, through our heme program, we have established a foundation of manufacturing, clinical and regulatory capabilities to support the development of our broad portfolio of TCR-T therapy product candidates.

•
Advance our in vivo solid tumor program through pre-clinical development. We are initially developing our solid tumor TCR-T therapy product candidates against three selected target antigens, HPV16, MAGE-A4, and PRAME, frequently expressed across multiple solid tumor types. We believe that the treatment of solid tumors will require a combination of therapeutic TCRs, which we refer to as 'multiplex therapy'. We have built a diverse collection of therapeutic TCRs that recognize cancer-specific targets, and are associated with multiple HLA types, to provide customized multiplex treatments for patients with solid tumor malignancies.

•
Advance our autoimmune program through pre-clinical development. We are leveraging our target discovery platform to identify targets that cause T cell-driven autoimmune disorders. We have identified a set of indications in which T cells play a key role and are currently identifying targets and developing potential treatment options for these disorders. Initial indications include ankylosing spondylitis, ulcerative colitis, and scleroderma.

•
Maintain manufacturing capabilities. We believe that in-house manufacturing capabilities substantially facilitate the successful early development of cell therapies. For our heme program, we have developed a non-viral gene delivery system based on transposons that are designed to enable cost-effective and consistent cell manufacturing with short development times. We have built an internal, fully operational GMP manufacturing facility that we believe provides sufficient capacity to support our clinical program. Additionally, we have engaged a global CDMO with commercial capabilities to further increase manufacturing capacity for the heme program and prepare for potential commercial manufacturing.

•
Develop next generation T cell engineering capabilities. We are developing off-the-shelf product candidates through in vivo engineering with the goal of providing customized multiplex TCR-T therapy to patients with a wide range of malignancies. We are in early stages of developing T cell engineering technologies and in-house manufacturing capabilities.

•
Opportunistically pursue strategic partnerships and collaborations to maximize the full potential of our platform. Our platform represents a powerful tool to identify targets in therapeutic areas outside of oncology, such as autoimmune disorders. We intend to seek strategic partners with proven clinical development and commercialization capabilities for certain targets and/or assets that do not overlap with our internal programs or our core focus. To date, we have a research collaboration and license agreement with Amgen to identify the antigens recognized by T cells in patients with Crohn’s disease. Under the terms of the agreement, we received a $30.0 million upfront payment and is eligible to earn success-based milestone payments of over $500 million, based upon the achievement of certain development and commercial milestones as well as tiered single-digit royalty payments on net sales of products developed from the collaboration. Amgen will evaluate a variety of modalities to create therapeutics based on targets discovered by us and will retain all global development and commercial rights to such therapeutics. We have also expanded our target discovery capabilities to include both CD8+ and CD4+ T-cells by engineering our platform to include class II antigen presentation. This capability allows for us to expand discovery efforts into T cell-mediated autoimmune disorders that have a strong Major Histocompatibility Complexes, or MHC, class II linkage. We intend to leverage this new capability to identify the pathogenic autoantigens driving T-cell mediated autoimmune disorders.

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

Building on the Remarkable Success of Immunotherapy

Our Heme Malignancies Program

We are developing our heme program for patients with hematologic malignancies undergoing allogeneic HCT. In the first phase of our clinical development strategy, we are initially focusing on HA-2, an antigen found on the blood cells of patients who are HLA-A*02:01 positive. Our program is based on the well-established observation that patients who are mismatched with their donors for patient-specific antigens, such as HA-2, and mount a T cell response against those antigens, show significantly lower relapse rates following HCT. By developing TSC-101, we aim to recreate this natural graft versus leukemia response to prevent relapse in patients undergoing HCT.

We are further expanding this program with the addition of TCRs targeting additional antigens across different HLA types. For example, TSC-102-A01 and TSC-102-A03, TCR-T therapy product candidates targeting CD45 in patients who are HLA-A*01:01- and HLA-A*03:01-positive, respectively.

Antigens like HA-2 and CD45 are distinct from other cancer-associated antigens such as WT1 previously targeted by TCR-Ts in heme malignancies. As shown below, cancer-associated antigens like WT1 have low and heterogenous expression and were previously selected so that normal blood cells in the patient would be spared. WT1-targeted TCR-Ts proved to have relatively poor efficacy in patients with ALL and AML, potentially due to the rapid emergence of resistant tumor cells that lacked WT1 expression and thus escaped killing by engineered T cells. HA-2 and CD45, in contrast, have high and homogenous expression, making it less likely for tumors cells to escape due to low antigen expression. Although HA-2 and CD45 are also expressed in normal blood cells, treating patients who are positive for the HLA types that present these antigens with HCT donors who are negative for those HLA types ensures that the engineered T cells selectively eliminate the patient’s blood cells – malignant, pre-malignant, or normal – while sparing the healthy donor-derived normal blood cells. This strategy enables high levels of anti-cancer efficacy with potentially less risk of life-threatening toxicities to other cells in the body.

We are conducting a Phase 1 clinical trial of our lead TCR-T therapy product candidate, TSC-101, with patients enrolled in the treatment arm based on their genotype, as shown below. Patients who are positive for the target antigen, HA-2, as well as the HLA-A*02:01 allele (the HLA type required to display HA-2 on the cell surface for recognition by a T cell) are eligible for enrollment, provided they are paired with a donor who is negative for the HLA-A*02:01 allele.

ALLOHA™, a Phase 1 Trial Evaluating TSC-101 in Patients Undergoing Allo-HCT

Background on Heme Malignancies

HCT has become the standard of care for many heme malignancies. When a patient with leukemia undergoes HCT, they start by receiving a conditioning regimen of high dose chemotherapy with or without radiation. This regimen is intended to kill both the patient’s leukemia cells as well as their native blood cells and blood cell precursors, including hematopoietic stem cells in their bone marrow. The patient then receives hematopoietic stem cells from an appropriately-matched donor. The stem cells engraft in their bone marrow and start to repopulate their body with new blood cells, which are now genetically identical to the donor. HCT has demonstrated the rare opportunity in cancer treatment to generate long-term remissions or cures. For example, patients with AML who receive HCT have a five-year post-transplant survival rate of up to 50%.

Approximately 5,600 allogeneic HCT procedures are performed yearly in the U.S. in patients with AML and MDS. As a curative therapy for many heme malignancies, use of HCT has been steadily increasing over the last two decades, with increased use driven largely by increasing donor qualification, an increase in disease prevalence due to aging populations, and alternative conditioning regimens permitting broader use in patients, including older and frailer patient segments. In addition, newer, more effective leukemia therapies continue to drive an increasing use of HCT in patients who previously failed to achieve proper remission prior to transplant.

However, despite the increasing use of HCT, there are limited treatment options for patients who relapse post-HCT, and the prognosis is very poor. Clinical observations have shown that if the T cells of the donor recognize certain antigens in the patient’s leukemia cells, but not the donor's blood cells, the T cells of the donor drive a specific graft vs. leukemia, or GvL, effect, whereby the engrafted donor T cells detect remaining leukemia as foreign and eliminate the remaining disease. As a result, the patient often experiences a long-term remission from their cancer, or even a complete cure. If the antigens are also expressed in non-hematopoietic tissues, the patient may develop graft vs. host disease, or GvHD, but if the antigens are only expressed in blood cells, a specific GvL effect is observed without an increase in GvHD. Our heme malignancies program is focused on targeting patient-specific antigens that are exclusively expressed in hematopoietic cells in order to induce the GvL effect while potentially mitigating the risk of GvHD.

TSC-101

TSC-101 is an allogeneic, donor derived TCR-T therapy product candidate directed at eliminating residual cancer cells in HA-2-positive and HLA-A*02:01-positive patients with heme malignancies who undergo HCT. The treatment includes selecting a donor who is HLA-A*02:01-negative. TSC-101 targets HA-2, which is an antigen derived from the protein MYO1G, and was selected as a product candidate based on its superior affinity, cytotoxic activity, and specificity compared to other potential TCR-T cell candidates we discovered.

The HA-2 antigen is highly prevalent, with approximately 95% of individuals in the U.S. being HA-2-positive. However, a specific HLA type, HLA-A*02:01, which is present in approximately 42% of individuals in the U.S., is required to display the HA-2 antigen on the cell surface for recognition by a T cell. As a result, approximately 40% of HCT patients would be positive for both HA-2 and HLA-A*02:01 and therefore be eligible for treatment with TSC-101 using a donor who is negative for HLA-A*02:01. Such donors are straightforward to identify and should be available to most patients who undergo half-matched (haploidentical) from a family member or mismatched unrelated donors (MMUD) identified through donor registries such as the National Marrow Donor Program (NMDP). A summary of the treatment paradigm for TSC-101 is shown below.

Patient Journey for TSC-101

TSC-102-A01 and TSC-102-A03

Like TSC-101, TSC-102-A01 and TSC-102-A03 are allogeneic, donor derived TCR-T therapy product candidates directed at eliminating residual cancer cells in patients with heme malignancies who are HLA-A*01:01- and HLA-A*03:01-positive, respectively, undergoing HCT using a donor who is negative for the HLA type. CD45, which is derived from the protein PTPRC, is an antigen that has been identified to be clinically relevant. For example, radiolabeled CD45 is in clinical trials for relapsed AML, and a CAR-T product candidate targeting CD45 with epitope-edited HSCs is in pre-clinical development. We are developing TSC-102-A01 and TSC-102-A03 based on highly active TCRs we discovered that recognize a CD45 antigen presented on HLA-A*01:01 and HLA-A*03:01, respectively. The FDA has cleared our IND applications for both TSC-102-A01 and TSC-102-A03, allowing us to initiate study start-up activities.

The CD45 antigen is expressed on all nucleated cells of hematopoietic origin. As with TSC-101, a specific HLA type is required to display the CD45 antigen on the cell surface. Donors who are negative for the HLA type are straightforward to identify and should be available to most patients who undergo HCT with haploidentical family members or MMUD identified through donor registries such as the NMDP.

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

There are different types of donors who are eligible for allogeneic HCT procedures. Donors who are siblings of the patient and are perfectly matched for eight out of eight HLA alleles are considered the highest priority donor type for patients undergoing allogeneic HCT, but these types of donors are available for less than a third of patients. For most patients, the choice is between an unrelated donor who is perfectly matched for eight out of eight HLA alleles, referred to as a matched unrelated donor, or MUD, or a family member such as a sibling or child who has a half-match with the patient, referred to as a haploidentical donor, or haplo. Historically, haplo donor transplantation was associated with much higher GvHD than MUD transplants, but a recent treatment regimen that uses chemotherapy given three days after stem cell infusion called post-transplantation cyclophosphamide, or PTCy, specifically kills immune cells that cause GvHD. As a result, haplo transplants with PTCy have recently achieved equivalent outcomes as MUD transplants and are rapidly increasing in usage in the U.S. and worldwide. Another recent advance is the recognition that transplants from 1-2 HLA mismatched unrelated donors (MMUD) have equivalent outcomes as fully HLA-matched MUD transplants when PTCy is used to prevent GvHD. The increasing use of alternative donors, such as MMUD and haplo donors for allo-transplants has not only greatly expanded donor availability, thereby enabling more patients to undergo transplant, but also makes it straightforward to identify donors negative for the HLA-A*02:01, HLA-A*01:01, or HLA-A*03:01 so that patients with those HLA-types could be treated with TSC-101, TSC-102-A01, or TSC-102-A03, respectively.

Phase 1 Clinical Trial

The clinical study for TSC-101 is well underway, within a Phase 1 clinical trial to investigate the safety and efficacy of TSC-101 in patients with AML, MDS, and ALL that are undergoing HCT following RIC. We are currently treating patients using a fixed dosing regimen (as compared to weight-based dosing) manufactured using our commercial-ready manufacturing process.

Our Phase 1 clinical trial is designed to include measurements of early surrogate markers of efficacy, such as donor chimerism, or the percentage of blood cells that are donor-derived, and whether patients continue to have detectable residual leukemia, referred to as minimal residual disease, or MRD, in their post-transplant bone marrow biopsy, both of which are predictors of relapse. We also included a genetically randomized control arm, comprising patients who do not meet the HLA or HA-2 genetic criteria and are treated with standard RIC-HCT alone. Comparisons of both safety and efficacy outcomes with this control arm will support transitioning the program to include a registrational trial required for a potential future biologics license application, or BLA, filing.

Clinical data

In December 2025, we reported updated results, dated as of September 19, 2025, from the ongoing ALLOHA™ Phase 1 trial, which we presented at the 67th American Society of Hematology (ASH) Annual Meeting and Exposition. In that presentation, we reported that 42 patients had been enrolled in the trial and undergone HCT, with 23 in the TSC-101 treatment arm and 19 in the control arm. The key endpoints in the trial are safety and efficacy, with exploratory endpoints of donor chimerism and MRD.

As of the September 19, 2025 data cut, we have observed durable responses with 3 of 3 (100%) of patients 2-years post-HCT showing no evidence of disease, versus 1 of 4 (25%) in the control arm. In the treatment arm, 4 of 19 (21%) evaluable patients relapsed compared to 6 of 18 (33%) evaluable control-arm patients. Eight of 37 (22%) patients had TP53 mutations, with 6 cases in the treatment arm and 2 cases in the control arm. Of the 6 patients in the treatment arm, only 1 has relapsed. Both patients with TP53 mutations in the control arm have relapsed and subsequently succumbed to their disease. The first patient with a TP53 mutation to receive TSC-101 has now reached two years of follow-up and remains relapse-free. Relapse-free survival (HR=0.50; p=0.23) and overall survival (HR=0.61; p=0.52) favored the treatment arm.

TSC-101 infusions were generally well-tolerated at all three dose levels with no dose-limiting toxicities. Observed adverse events were similar across the treatment and control arms and were generally consistent with post-HCT adverse events.

Mixed chimerism or relapses following TSC-101 infusions were found to be significantly associated with greater ex vivo expansion of TCR-T cells during the manufacturing process. A new commercial-ready process reduces the manufacturing time from 17 days to 12 days and has shown promising significant reduction in ex vivo expansion.

Anticipated timeline

In our Phase 1 clinical trial, we have now completed enrollment in Cohort C, where at least 10 patients will be treated with our commercial-ready manufacturing process at the highest dose level. We intend to share early data on these patients and subsequently initiate a registrational trial for TSC-101 using the commercial-ready manufacturing process, pending further feedback from regulatory authorities, in the second quarter of 2026. To expand our heme program, we recently filed investigational new drug (IND) applications with the U.S. Food and Drug Administration (FDA) for TSC-102-A01 and TSC-102-A03, TCR-T therapy product candidates targeting CD45 in patients who are HLA-A*01:01- and HLA-A*03:01-positive, respectively. The FDA has cleared our IND applications for TSC-102-A01 and TSC-102-A03, allowing us to initiate study start-up activities. We plan to initiate a Phase 1 study for both TSC-102 candidates in the second half of 2026.

Future market expansion opportunities

If TSC-101 demonstrates the ability to significantly reduce relapse rates after HCT, there could potentially be new opportunities to expand the curative potential of HCT combined with TSC products to greater numbers of patients. Currently, only about 5,600 patients with AML and MDS undergo allogeneic HCT per year in the U.S. out of approximately 35,000 patients diagnosed each year. There are two reasons for this relatively modest rate of transplant use. First, only patients who achieve a clinical complete remission (CR) are referred for HCT since the relapse rates of patients not in CR are considered too high to effectively use HCT. If HCT, combined with TSC-101, markedly reduces relapse rates, patients who do not achieve CR could possibly undergo HCT and benefit from its curative potential. This market expansion would require a separate clinical trial. Second, while RIC has enabled many more elderly and frail patients to undergo transplantation, the chemotherapy and radiation doses used for conditioning are still high and considered too toxic for most patients over the age of 65 or those with underlying comorbidities. This is because the conditioning regimen of HCT is considered the primary modality for eliminating residual leukemia cells and reducing doses further would result in greater relapse rates. If the relapse rates could be reduced by treatment with TSC-101 post HCT, however, a clinical trial could test the use of minimal intensity conditioning prior to HCT. If successful, this would further expand the curative potential of HCT combined with TSC-101 therapy to older, frailer patients. We could also expand the addressable market through the addition of TCRs for other HLA types, of which TSC-102-A01 and TSC-102-A03 are examples of this approach.

A final market expansion opportunity could occur from the use of TSC-101 as a chemotherapy and radiation-free conditioning regimen for non-malignant diseases such as sickle cell anemia which are currently treated with HCT. Since chemotherapy and radiation are associated with the risk of long-term toxicities such as cancer, heart damage, lung damage and infertility, cellular therapies such as TSC-101 could reduce those risks and increase the numbers of patients willing to undergo HCT for non-malignant diseases.

Our Solid Tumor Program

We are developing a portfolio of TCR-T therapy product candidates designed to be used in combination with each other to treat and eliminate solid tumors. Our solid tumor product candidates are designed to elicit an anti-tumor response in patients by targeting cancer-specific antigens in their tumor cells. Our TCR-T therapy product candidates include: (i) well-recognized cancer targets that have demonstrated anti-tumor activity in clinical trials as well as novel targets that were identified by our target discovery platform from the T cells of patients responding to immunotherapy and (ii) naturally occurring TCRs specific to a patient’s HLA type that recognize these cancer-specific targets. Such targets are not only commonly shared among patients with the same cancer type, but also frequently expressed in multiple solid tumor types, enabling clinical development across multiple indications. Initial targets of interest include HPV16, MAGE-A4, and PRAME.

We have built a diverse collection of therapeutic TCRs that recognize cancer-specific targets to enable multiplex TCR-T therapy for patients with various types of solid tumors. We are currently engaged in preclinical development of an in vivo engineering platform to deliver off-the-shelf TCR-T therapy.

TCR-T Therapy Product Candidates for the Treatment of Solid Tumors

Immunotherapy has reshaped the treatment of solid tumors by demonstrating that tumor shrinkage, eradication, and long-term durable responses can be obtained by stimulating the patient’s own immune system to attack their cancer cells. Immune checkpoint inhibitors, such as nivolumab or pembrolizumab, work by unleashing anti-cancer T cells that are already present in a patient’s tumor, enabling those T cells to recognize and eliminate their cancer. For patients who respond to checkpoint inhibitors, these agents have been shown to be very effective. However, only a subset of patients responds to checkpoint inhibitors, highlighting the need for T cell-based therapies that can treat those patients who do not respond. Despite their efficacy in only a subset of patients, checkpoint inhibitors have annual sales of about $34 billion in the U.S.

One reason why patients may not respond to current immunotherapy treatment options is that they lack T cells with highly active TCRs that recognize the cancer-specific antigens in their tumors. By reprogramming the patient’s own T cells to recognize these target antigens, we believe that we can expand the dramatic responses observed with checkpoint inhibitor therapy to the patients for whom these therapies have historically been ineffective. In addition, solid tumors are notoriously heterogeneous: not every cancer cell in a tumor expresses a given antigen. We believe that by targeting multiple antigens in a patient's tumor, we will be able to drive deep and durable responses. We have built a diverse collection of therapeutic TCRs to enable customized multiplex TCR-T therapy. We are currently engaged in preclinical development of an in vivo engineering platform to deliver off-the-shelf TCR-T therapy.

Development Plan for Our Solid Tumor Program

On November 3, 2025, following our alignment with the U.S. Food and Drug Administration (FDA) on the registrational path forward for the TSC-101 program, we made the strategic decision to prioritize clinical development of our heme program and pause further enrollment in our solid tumor Phase 1 trial (PLEXI-T™), while focusing our preclinical efforts on in vivo engineering for solid tumors. We treated seven patients at dose level 3 or higher with singleplex therapy and two patients with multiplex therapy in the PLEXI-T study. No dose-limiting toxicities were observed in these cohorts. Six of the seven patients treated with singleplex therapy received at least 6 billion cells over two infusions, administered 28 days apart. Of these patients, one (treated with the PRAME TCR) achieved a confirmed partial response, three achieved stable disease with varying degrees of tumor shrinkage (two with the PRAME TCR and one with the HPV-16 TCR), and the remaining two had progressive disease. Additionally, of the two patients that were treated with multiplexed therapy (HPV/PRAME and HPV/MAGE-A4), neither patient received the target dose of 4 billion cells of each TCR-T over two infusions, and both patients had evidence of disease progression. The inability to provide the target dose, coupled with the challenges associated with lymphodepletion and extended vein-to-vein times in the late-line disease setting, further reinforce our decision to focus on an in vivo engineering approach. We have now partnered with a third party specializing in the development of a lentiviral-based platform for in vivo engineering of T cells and believe this approach represents a promising, cost-efficient, and clinically tractable way to deliver off-the-shelf, multiplexed TCR-T therapies for solid tumors.

Our Autoimmune Program

Our primary focus is on the development of T cell therapies to treat cancer. However, T cells play a fundamental role in other disease areas. Many autoimmune disorders such as ankylosing spondylitis, ulcerative colitis and scleroderma are largely T cell-mediated, but with poorly defined instigating self-antigens. We believe our target discovery platform is well suited to identify self-antigens that cause T cell-driven autoimmune disorders. We are currently in early stages of identifying targets and developing potential treatment options for these disorders. We intend to build additional corporate value by opportunistically pursuing collaborations with strategic partners for applications of our platform outside our core focus areas.

License and Collaboration Agreements

Collaboration Agreement with Amgen

On May 8, 2023, we entered into a Research Collaboration and License Agreement with Amgen Inc. (Amgen), or the Amgen Agreement, to identify antigens recognized by T cells in patients with Crohn’s disease utilizing our proprietary target discovery platform. Under the terms of the Amgen Agreement, Amgen will then evaluate a variety of modalities to create therapeutics based on targets discovered by us and will retain all global development and commercialization rights. Amgen made an upfront payment of $30.0 million to us, and we are eligible to earn success-based milestone payments of over $500 million based upon the achievement of certain development and commercial milestones, as well as tiered single-digit royalty payments on net sales of products developed from the collaboration, subject to reductions set forth in the Amgen Agreement.

Exclusive Patent License Agreement with BWH

On December 5, 2018, we entered into an Exclusive Patent License Agreement with The Brigham and Women’s Hospital, Inc., or BWH, as amended on July 26, 2019 and further amended and restated on April 20, 2021, or, collectively, the BWH Agreement, pursuant to which we obtained an exclusive, sublicensable, worldwide license to practice under certain of BWH’s patent rights for identifying T cell epitopes, which are relevant to our target discovery platform for identifying potential therapeutic products. The original 2018 BWH Agreement granted us the right to practice BWH’s patent rights in a certain field of use, MHC Class I License Field. In connection with the amendment and restatement of the BWH Agreement in 2021, we expanded the field of use in which we are authorized to practice BWH’s patent rights to include MHC Class II uses and applications in exchange for certain additional payments to BWH. We are obligated to use commercially reasonable efforts to develop and commercialize at least one product or process that practices the licensed patent rights and at least one therapeutic or diagnostic product or process directed to an epitope identified through practicing the licensed patent rights.

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

Manufacturing

We have built in-house cell therapy manufacturing capabilities as one of the key components of our platform. The manufacturing of cell therapies requires the integration of several distinct components. Primary human blood cells are the source of T cells, along with a vector that delivers the desired genetic elements into these T cells. To provide an operationally flexible and cost-effective approach for our heme program, we have developed a manufacturing platform to genetically engineer T cells using a transposon/transposase system.

We have designed our heme program to use a transposon vector and corresponding transposase enzyme, which is derived from sfR fall armyworm, to deliver our TCRs into the genome of T cells. Our transposon/transposase system effectively inserts our TCRs and exogenous genes, such as CD8, at random locations in the genome. The transposon is delivered as a Nanoplasmid™ and has no antibiotic selection element, reducing the risk of inadvertent transmission of antibiotic resistance into T cells. The transposase is delivered as mRNA. mRNA is transiently expressed in the cell, reducing exposure of cells to prolonged transposase activity, which could result in multiple transposition events where the transposon would be moved around the genome.

We have developed a manufacturing process currently producing product for our clinical program, using industry standard equipment and instrumentation. The equipment and instrumentation used in our manufacturing facility allows for functionally closed processes in a small footprint. For clinical product manufacturing, we use single-use consumables as well as process reagents that are available from well-established vendors who specialize in supplying clinical grade reagents for the cell and gene therapy industry. Our TCR-T therapy product candidates are released and characterized using well-developed analytical methods. The final product used in clinical studies is cryopreserved, simplifying logistics to support patient dosing. We have controls and safeguards throughout the entire process to ensure product identity, integrity, sterility, and chain of custody. A clearly defined and documented manufacturing process, performed by trained operators in an appropriately designed, commissioned, and operated manufacturing facility is critical for the manufacturing of safe, effective, and well-characterized cell therapies.

Our cell product manufacturing facility in Waltham, MA has been designed and built to support multiple programs through Phase 1 and Phase 2 clinical development. We believe internalizing our manufacturing process and product testing enables us to better control this key aspect of clinical development and reduces the risk of program delay due to third-party reliance. We continue to refine our manufacturing process to ensure it is commercially viable with focus on cost, consistency, and manufacturing success rate. We have engaged a CDMO with global capabilities to support increased capacity and potential commercial manufacturing.

Competition

We believe our diverse collection of therapeutic TCRs and our in-house cell therapy expertise constitute a meaningful competitive advantage in successfully developing novel and highly safe and effective treatments for cancer. However, the biopharmaceutical industry in general, and the cell therapy field in particular, is characterized by rapidly advancing and changing technologies, intense competition, and a strong emphasis on intellectual property. We face substantial and increasing competition from many different sources, including large and specialty biopharmaceutical companies, academic research institutions, governmental agencies, and public and private research institutions. Competitors may compete with us in hiring scientific and management personnel, establishing clinical study sites, recruiting patients to participate in clinical trials, and acquiring technologies complementary to, or necessary for, our programs.

We face competition from segments of the pharmaceutical, biotechnology and other related markets that pursue the development of TCR-based or cell-based therapies for the treatment of cancer. We expect to compete with a number of other TCR-based companies, utilizing both cell therapy and other therapeutic modalities, such as Immatics N.V., Adaptimmune Therapeutics, Plc. (who sold their cell therapy assets to US WorldMeds, LLC in July 2025), Affini-T Therapeutics, Inc., Medigene AG (who initiated insolvency proceedings in April 2025), T-Knife GmbH, Immunocore Holdings, Plc., and 3T Biosciences Inc. We may also face competition from companies focused on other T cell therapies (e.g., TIL, CAR-T, gammadelta T cells) such as Iovance Biotherapeutics, Inc., Instil Bio, Inc., Kite Pharma, Inc., a subsidiary of Gilead, Inc. (including Yescarta, which is approved for the treatment for large B cell lymphoma or follicular lymphoma, two types of non-Hodgkin lymphoma), Juno Therapeutics, Inc., a subsidiary of Bristol-Myers Squibb, Inc., Regeneron Pharmaceuticals, Inc., through their acquisition of 2seventy Bio, Inc.’s research pipeline, AstraZeneca plc, through their acquisition of Gracell Biotechnologies, Inc., Legend Biotech Corporation, Autolus Therapeutics plc, Sana Biotechnology, Inc., Lyell Immunopharma, Inc., Allogene Therapeutics, Inc., Century Therapeutics, Inc., Arcellx, Inc., and Adicet Bio, Inc. There are also companies utilizing other cell-based approaches that may be competitive to our product candidates. For example, companies such as Takeda Pharmaceutical Company, Ltd. (who announced the discontinuation of all cell therapy initiatives in October 2025), Celyad, S.A., ImmunityBio, Inc., Celularity, Inc., Fate Therapeutics, Inc., and Nkarta, Inc. are developing therapies that target and/or engineer natural killer, or NK, cells. In addition, for our lead program, TSC-101, we may face competition from BlueSphere Bio, IN8bio, Inc., Orca Biosystems, Inc., Fred Hutchinson Cancer Center partnered with Promicell Therapeutics Inc., and Marker Therapeutics, Inc., who are also developing cell therapies in the post-HCT setting. The named companies are not fully inclusive of all possible competitive threats.

Furthermore, we also face competition more broadly across the oncology market for cost-effective and reimbursable cancer treatments. The most common methods of treating patients with cancer are surgery, radiation, and drug therapy, including chemotherapy, hormone therapy, biologic therapy, such as monoclonal and bispecific antibodies, immunotherapy, cell-based therapy, and targeted therapy, or a combination of any such treatments. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. While our TCR-T therapy product candidates, if any are approved, may compete with these existing drugs and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, our TCR-T therapy product candidates may not be competitive with them. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. As a result, obtaining market acceptance of, and gaining a significant share of the market for, and commanding a certain price for any of our TCR-T therapy product candidates that we successfully introduce to the market may pose challenges. In addition, many companies are developing new oncology therapeutics, and we cannot predict what the standard of care will be as our product candidates progress through preclinical and clinical development.

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

As of the date hereof, our patent portfolio includes a patent family exclusively licensed from BWH, including 2 granted U.S. patents, a pending U.S. non-provisional patent application, and multiple foreign granted patents and non-provisional patent applications, relating to methods and compositions for identifying target antigens specific to T cells. In addition, we have filed applications in multiple patent families including multiple pending U.S. provisional patent applications, multiple granted foreign patents, and more than 200 pending international and foreign patent applications. The claims of these patent applications are directed toward various aspects of our therapy candidates and research programs, including compositions of matter and uses thereof directed to SARS-CoV-2 immunodominant antigens, anti-SARS-CoV-2 TCRs, anti-SARS-CoV-2 vaccines, anti-HA-2 TCRs (including the TSC-101 TCR-T therapy product candidate), anti-CD45 TCRs (including the TSC-102 TCR-T therapy product candidate), anti-HPV TCRs (including the TSC-200 TCR-T therapy product candidate), anti-MAGE-C2 TCRs (including the TSC-201 TCR-T therapy product candidate), anti-MAGE-A4 TCRs (including the TSC-202 TCR-T therapy product candidate), anti-PRAME TCRs (including the TSC-203 TCR-T therapy product candidate), and anti-MAGE-A1 TCRs (including the TSC-204 TCR-T therapy product candidate), as well as platform technologies including a phospholipid scrambling reporter-based T cell antigen screening platform and certain screening methods thereof, and a TCR multiplexing platform and certain therapeutic methods thereof. These patent applications, if issued, are expected to expire on various dates from 2038 through 2046, in each case without taking into account any possible patent term adjustments or extensions and assuming that appropriate maintenance and governmental fees are paid.

Heme Malignancies Program Product Patent Families

We have filed multiple patent families encompassing pending U.S. and foreign patent applications covering aspects of our heme malignancies programs including claims to the composition-of-matter and uses thereof of TSC-101, and other anti-HA-2 TCRs, anti-CD45 TCRs, and related T cell therapies. We expect the issued Australian and Singaporean patents, as well as any additional patents within these families, if issued, to expire no earlier than 2041 (without taking into account any possible patent term adjustments or extensions and assuming that appropriate maintenance and governmental fees are paid).

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

Third-Party Intellectual Property Rights

For certain aspects of our business, we rely on certain technology and intellectual property rights that we in-license from third parties. We have an exclusive patent license from BWH to a patent family directed to aspects of a granzyme B (GzB)-based antigen screening technology platform, as well as compositions-of-matter and certain screening methods thereof (consisting of two granted U.S. patents, one pending U.S. patent application, a granted patent in each of Australia, France, Germany, Great Britain, Netherlands, Switzerland, two granted patents in Japan, and six foreign patent applications pending in Australia, Canada, China, Europe, Hong Kong, and Japan). Any patents issuing from the U.S. and foreign patent applications are expected to expire no earlier than 2038 (without taking into account any possible patent term adjustments or extensions and assuming that appropriate maintenance and governmental fees are paid). We also have a non-exclusive, perpetual, non-transferable patent license from PHSA to a patent family directed to granzyme-based antigen screening methods consisting of an issued U.S. patent that is expected to expire on August 4, 2035 (assuming that appropriate maintenance and governmental fees are paid) and issued Canadian patent that is expected to expire March 25, 2035 (assuming that appropriate maintenance and governmental fees are paid).

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

Human clinical trials for BLA approval typically involve a three-phase process, although some phases may overlap, be combined, or in some cases, be deemed unnecessary to establish safety and efficacy. Phase 1, the initial clinical evaluation, generally involves of administering the drug and testing for safety and tolerated dosages, and in some indications, such as rare disease, generates preliminary evidence of efficacy in humans. Phase 2 generally involves a study to evaluate the effectiveness of the drug for a particular indication and to determine optimal dosage and dose interval and to identify possible adverse side effects and risks in a larger patient group. Phase 3 clinical trials generally consist of expanded multi-location testing for efficacy and safety to evaluate the overall benefit-to-risk index of the investigational drug in relationship to the disease treated. In March 2022, the FDA released a final guidance, “Expansion Cohorts: Use in First-In-Human Clinical Trials to Expedite Development of Oncology Drugs and Biologics,” which outlines how drug developers can utilize an adaptive trial design in early stages of oncology drug development (i.e., the first-in-human clinical trial) to compress the traditional three phases of trials into one continuous trial called an expansion cohort trial. Expansion cohort trials can potentially bring efficiency to drug development and reduce developmental costs and time.

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

Market Exclusivity

The Biologics Price Competition and Innovation Act of 2009, or the BPCIA, which created an abbreviated approval pathway for biological products shown to be similar to, or interchangeable with, an FDA-approved reference biological product. Bio-similarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical trial or trials. Interchangeability requires that a product be biosimilar to the reference product, and the product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

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

In addition, under the Orphan Drug Act, the FDA may designate a biological product as an “orphan drug” if it is intended to treat a rare disease or condition (generally meaning that it affects fewer than 200,000 individuals in the U.S., or more in cases in which there is no reasonable expectation that the cost of developing and making a biologic product available in the U.S. for treatment of the disease or condition will be recovered from sales of the product). Orphan product designation must be requested before submitting a BLA. After FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by FDA. Orphan product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product with orphan status receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, meaning that the FDA may not approve any other applications to market the same drug or biologic product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or if the party holding the exclusivity fails to assure the availability of sufficient quantities of the drug to meet the needs of patients with the disease or condition for which the drug was designated. Competitors, however, may receive approval of different products for the same indication than that for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan medicinal product status in the EU has similar, but not identical, benefits.

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

Under current statutory provisions, the FDA may not award a PRV for an approved rare pediatric disease product application after September 30, 2029, although the FDA’s authority to do so could be extended by Congress in the future.

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

Additionally, HIPAA created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing, or covering up a material fact or making any material false, fictitious, or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

The Inflation Reduction Act of 2022 (IRA) includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 which began in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. Under the One Big Beautiful Bill Act of 2025, this restriction was eliminated; and effective for the 2028 initial price applicability year, all orphan drugs, regardless of the number of orphan drug designations or indications, are exempt from the Medicare drug price negotiation program The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The outcome of these challenges on the IRA, and the effects of the IRA on our business and the healthcare industry in general are not yet known.

On April 15, 2025, the Trump administration published Executive Order 14273, “Lowering Drug Prices by Once Again Putting Americans First,” which generally directs the federal government to take measures to reduce drug prices, including eliminating the so-called “pill penalty” under the Inflation Reduction Act that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. On May 12, 2025, the Trump administration published Executive Order 14297, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients,” which generally, among other things, directs the federal government to establish and communicate most-favored-nation (MFN) price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. Further, the Executive Order directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the Administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the MFN lowest price. It also directs the Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security . . . including by suppressing the price of pharmaceutical products below fair market value in foreign countries.” Notably, a similar “Most Favored Nation” pricing rule enacted under the first Trump administration was subject to an injunction resulting from judicial challenges to the rule, which was formally rescinded by the former Biden Administration in August 2021.

On December 19, 2025, CMS released two proposed rules that would incorporate MFN pricing principles into federal reimbursement for prescription drugs. The first proposal, the Global Benchmark for Efficient Drug Pricing Model (GLOBE) for Medicare Part B, would require manufacturers of specified single source drugs and sole source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting CMS’s spending and eligibility criteria. The second proposal, the Guarding U.S. Medicare Against Rising Drug Costs (GUARD) model for Medicare Part D, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies. As proposed, GLOBE would begin a five year performance period on October 1, 2026 and GUARD would begin its performance period in 2027. These proposals will likely be subject to legal challenges that could delay their implementation or modify their impact on manufacturer pricing and revenue. Additionally, in November 2025, CMS introduced the GENErating cost Reductions fOr U.S. Medicaid (GENEROUS) Model, a voluntary MFN framework for manufacturers participating in the Medicaid Drug Rebate Program. Although it is voluntary, the GENEROUS Model could also impact the drug pricing landscape for manufacturers.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Certain states are also pursuing cost containment efforts through Prescription Drug Affordability Boards (PDABs) and similar entities. While many PDABs have been granted authority to promote drug price transparency and reporting, some states have granted PDABs more expansive authority, including to set Upper Payment Limits (UPLs) on select, high price drugs. The adoption and implementation of UPLs may put downward pressure on drug prices and impact our company’s future revenues.

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

Regulatory Framework in the United Kingdom

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

Human Capital

As of February 27, 2026, we had 142 full-time employees and 0 part-time employees, 29 of whom have Ph.D. or M.D. degrees. Of these full-time employees, 112 employees are engaged in research and development activities and 30 are engaged in finance, business development and other general and administrative functions. None of our employees are represented by labor unions or covered by collective bargaining agreements, and we have not experienced any work stoppages. We consider our relations with our employees to be good.

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

In addition, we routinely post on the “Investors and Media” page of our website investor and scientific presentations, SEC filings, press releases, public conference calls and webcasts and other statements about our business and results of operations, some of which may contain information that may be deemed material to investors. Accordingly, investors should monitor these portions of our website, in addition to following our press releases, SEC filings, public conference calls and webcasts, as well as our social media channels (LinkedIn and X). This list of channels may be updated from time to time on our investor relations website and may include other social media channels than the ones described above. The contents of our website or these channels, or any other website that may be accessed from our website or these channels, shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended.

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

Investment in biotechnology product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We are still in the early stages of development of our product candidates and have initiated clinical trials for certain of our product candidates. We have no products licensed for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We have financed our operations primarily through equity issuances, borrowings under secured loan agreements and upfront payments under our existing or previous collaborations.

We have incurred significant net losses in each period since our inception in April 2018. For the years ended December 31, 2025, 2024, and 2023, we reported net losses of $129.8 million, $127.5 million, and $89.2 million, respectively. As of December 31, 2025, we had an accumulated deficit of $504.9 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

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

Our success depends on our ability to use our proprietary platform (i) to discover the natural targets of clinically relevant TCRs, (ii) to discover highly active TCRs for known targets, (iii) to genetically engineer patient- or donor-derived T cells safely and reproducibly, (iv) to obtain regulatory approval for product candidates derived from our proprietary platform and related technologies, and (v) to then commercialize our product candidates that address one or more indications. All of our product candidates will require significant additional clinical and non-clinical development, review and approval by the FDA or other regulatory authorities in one or more jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before they can be successfully commercialized. Some of our product candidates are currently being evaluated in humans and may never become commercialized. Moreover, our current product candidates leverage the same or similar technology and use the same or similar manufacturing processes. As a result, an issue with one product candidate could adversely impact our ability to successfully develop and commercialize other product candidates, particularly ones within the same clinical program.

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
•
the willingness of physicians, operators of clinics and patients to utilize or adopt any of our product candidates or future product candidates to treat patients;
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

As of December 31, 2025, we had $152.4 million in cash and cash equivalents. We believe that our existing cash and cash equivalents will enable us to fund our current operating plan into the second half of 2027. Accordingly, our existing cash and cash equivalents will not be sufficient for us to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources. We may also need to raise additional funds sooner if we choose to pursue additional indications for our product candidates or otherwise expand more rapidly than we presently anticipate.

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

Our ability to raise capital is subject to the risk of adverse changes in the market value of our stock. Periods of macroeconomic weakness or recession and heightened market volatility caused by adverse geopolitical developments could increase these risks, potentially resulting in adverse impacts on our ability to raise further capital on favorable terms. The impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China or in the ongoing conflicts between Russia and Ukraine, and in the Middle East, including resulting sanctions, export controls or other restrictive actions that may be imposed by the U.S. and/or other countries could also lead to disruption, instability and volatility in global trade patterns, which may in turn impact our ability to source necessary reagents, raw materials and other inputs for our research and development operations.

In addition, political developments impacting government spending and international trade, including changes in trade agreements, potential government shutdowns, trade disputes and tariffs, including tariffs that have been or may in the future be imposed by the U.S. or other countries and future legislation or actions taken by the U.S. or other countries that restrict trade, and protectionist or retaliatory measures taken by the U.S. or other countries, may negatively impact markets and cause weaker macroeconomic conditions. For example, in 2025, the U.S. imposed substantial tariffs on imports from its trading partners, including, without limitation, Canada, Mexico, the EU and China. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. While certain tariffs were subsequently suspended, modified, or temporarily reduced, and the U.S. Supreme Court ruling in February 2026 invalidated many of the tariffs imposed by the Trump administration, the Trump administration immediately imposed new tariffs based on different statutory authority. The impact of tariffs has already been seen, and we expect will continue to be seen, in global markets. In addition, the Trump administration has expressed an intent to impose tariffs on pharmaceutical imports, with the stated policy objective of reshoring pharmaceutical manufacturing to the United States. Among other means, such tariffs may be imposed by the United States under Section 232 of the Trade Expansion Act of 1962, as amended, pursuant to which the U.S. Department of Commerce recently initiated an investigation to determine the effects of importing pharmaceuticals and pharmaceutical ingredients on national security. Historically, tariffs have led to increased trade and political tensions. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any of the abovementioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of any political instability and resulting market disruptions are impossible to predict but could be substantial. Any such disruptions may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section. We are continuing to monitor global capital markets and assessing the potential impact of these factors on our business.

The U.S. Congress and the Trump administration have made and may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.

Since the start of the Trump administration in 2025, there have been significant changes to U.S. trade, healthcare, tax, immigration and government regulatory policy. For example, the U.S. government has imposed substantial tariffs on most countries throughout the world and, despite the February 2026 U.S. Supreme Court ruling invalidating many of the tariffs imposed in 2025, has further threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any future administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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
•
Our efforts to develop an in vivo engineering platform for TCR-T therapies for solid tumors are at a very early stage, and it may take substantial time and investment for us to develop this novel capability, and we may not ultimately be successful in doing so.

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

We have established facilities and engaged third-party contract manufacturers to manufacture our current product candidates. We rely on outside vendors to manufacture supplies for our manufacturing process, and we expect to rely on outside vendors to help us manufacture our product candidates for registration-enabling additional clinical trials as well as commercial sales. We have not yet manufactured or processed any product candidates on a commercial scale and may not be able to do so. We plan to optimize the existing manufacturing process to support product commercialization. The process modifications we intend to introduce will require regulatory approval of our product candidates, which could delay the commercialization of the products. We cannot be sure that such changes in the process will result in therapies that are efficacious and viable for commercial sale. In addition, changes in the manufacturing process may result in the need to conduct additional bridging clinical trials to demonstrate product comparability.

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

We, and any third-party contract manufacturers we engage to support our clinical trials, may experience manufacturing difficulties due to limited manufacturing experience, resource constraints or as a result of labor disputes, geopolitical and economic tensions with China, including as a result of the escalation of tariffs or other trade restrictions under the Trump administration, or unstable political environments. The pharmaceutical industry in general, and our suppliers or other third parties on which we rely, may depend on China-based suppliers for certain raw materials, products and services, or other activities. If we or our suppliers are unable to depend on these China-based suppliers or service providers, we may not be able to engage a backup or alternative supplier in a timely manner or at all. This, in turn, could materially and adversely affect our or our suppliers’ ability to manufacture or supply products and product candidates which could materially and adversely affect our business. If we or any third-party contract manufacturers we engage were to encounter any of these difficulties, our ability to manufacture sufficient product supply for our preclinical studies and clinical trials, or to provide products for patients once approved, would be jeopardized.

Many of the materials and regents we expect to use in our processes are single or sole source, and/or have limited stability and as such supply disruptions could materially impact our ability to develop or manufacture products. In addition, certain cell processing equipment, consumables and tubing used in our current manufacturing process are sourced from a single supplier, or are otherwise available from a limited number of suppliers. Any interruption in the supply by those single source suppliers could impact our ability to continue development of any and all of our product candidates on the anticipated timelines or at all. We may be unable to obtain these materials and products for an indeterminate period of time if any of these third parties were to cease or interrupt production or otherwise fail to supply these materials or products to us for any reason, including due to regulatory requirements or actions (including recalls), adverse financial developments at or affecting the supplier, or labor shortages or disputes. Regional or single-source dependencies may in some cases accentuate these risks.

We cannot guarantee that our product candidates will show any functionality in the solid tumor microenvironment.

We cannot guarantee that our solid tumor product candidates will show any functionality in the solid tumor microenvironment. The cellular environment in which solid tumor cells thrive is generally hostile to T cells due to factors such as the presence of immunosuppressive cells, humoral factors and limited access to nutrients. Our TCR-T-based product candidates may not be able to access the solid tumor, and even if they do, they may not be able to exert anti-tumor effects in a hostile solid tumor microenvironment. As a result, we have recently decided to focus on developing an in vivo engineering platform for TCR-T product candidates for solid tumors, and our efforts are at a very early stage. Therefore, we do not yet know whether this platform will yield viable product candidates with the potential to demonstrate potency in solid tumors. If we are unable to make our product candidates function in solid tumors, our development plans and business may be significantly harmed.

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

We have initiated clinical trials for some of our product candidates and we expect to submit additional IND applications for our current programs. However, we may not be able to file such IND application on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND application will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing IND applications.

In addition, we are planning to develop treatments consisting of a combination of TCR-Ts, which we refer to as multiplex TCR-T. Our plan is to assess the safety and preliminary efficacy of multiplex TCR-T early in the clinical development of our product candidates. While our experience with our T-Plex IND shows that the FDA may clear an IND application, which allows us to combine our product candidates with each other in a multiplex TCR-T, we must still provide safety data for each individual product candidate or each variation or combination of a multiplex TCR-T. Any such requirements could result in material delays in the development timelines of our multiplex TCR-T therapy product candidates.

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
•
for our heme malignancies program, the ability to find a donor who must be mismatched with the patient either for the HLA type or the antigen type to ensure that the engineered T cell therapy does not recognize donor-derived blood cells;
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

Research and development of biotechnology products is inherently risky. We may not be successful in our efforts to use and enhance our target discovery platform and TCR technologies to create a pipeline of product candidates and develop commercially successful products, or we may expend our limited resources on programs that do not yield a successful product candidate and fail to capitalize on product candidates or diseases that may be more profitable or for which there is a greater likelihood of success. If we fail to develop additional product candidates, our commercial opportunity will be limited.

We are at an early stage of development and our target discovery platform has not yet led, and may never lead, to approved or commercially successful products. All of our current product candidates are being developed by leveraging the same or similar underlying proprietary platform, manufacturing process and development program. As a result, an issue with one product candidate or failure of any one program to obtain regulatory approval could lead to a failure of our entire pipeline of product candidates.

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

Specifically, by genetically engineering T cell therapies, we face significant competition in the T cell immunotherapy space from many companies. For additional information regarding our competition, see “Item 1. Business – Competition” in this Annual Report on Form 10-K. Even if we obtain regulatory approval of our product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances. Moreover, the development and manufacturing costs associated with engineered T cell therapies may make it difficult to compete with alternative products that may be simpler and cheaper to develop and manufacture.

Our internal computer systems, or those used by our third-party CROs, our clinical sites, or other contractors or consultants, may fail or suffer cybersecurity incidents, data breaches or other unauthorized or improper access, which could result in a material disruption of the development programs of our product candidates.

Despite the implementation of security measures, our internal computer systems and those of our current and future CROs, our clinical sites, and other contractors and consultants are vulnerable, and like companies in our industry, we have experienced a variety of disruptions and data privacy and information security threats and incidents. These cyberattacks may include cybersecurity incidents, data breaches, attacks by hackers and other malicious third parties (including the deployment of computer viruses, malware, ransomware, denial-of-service attacks, social engineering fraud (including phishing attacks), and other events that affect service reliability and threaten the confidentiality, integrity, and availability of information), unauthorized access, natural disasters, fires, terrorism, war, telecommunications or electrical interruptions or failures, employee error or malfeasance or other malicious or inadvertent disruptions, including inadvertent or intentional wrongful actions by insider employees and vendors. For example, the ongoing conflict between Russia and Ukraine has led to an increase in cyberattacks on Ukraine, including its government, companies, institutions and people, as well on the financial and communications infrastructure of other countries, companies and individuals therein. Additionally, the increased usage of computers operated on home networks may make our or our partners’ systems more susceptible to cybersecurity incidents or data breaches. If any such material system failure, cybersecurity incident, or data breach, were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of data from ongoing or completed or future preclinical studies and clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, similar events relating to the computer systems of our third party vendors or manufacturers could also have a material adverse effect on our business, financial condition, results of operations and prospects. Bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. In addition, the potential or current use of artificial intelligence models in our internal or third-party systems may create new attack surfaces or methods for adversaries, which could impact us and our vendors. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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

Risks Related to Manufacturing

Manufacturing and administering our product candidates is complex and we may encounter difficulties in production, particularly with respect to process development or scaling up of our manufacturing capabilities. If we encounter such difficulties, our ability to provide supply of our TCR-T therapy product candidates for clinical trials or, if approved, for commercial purposes, could be delayed or stopped.

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

As our product candidates progress through preclinical studies and clinical trials towards licensure and commercialization, it is expected that various aspects of the manufacturing and administration process will be altered in an effort to optimize processes and results, for example, our efforts to develop an in vivo engineering platform for our solid tumor program. We have already identified some improvements to our manufacturing and administration processes, but these changes may not achieve the intended objectives, and could cause our product candidates to perform inadequately affecting the results of ongoing or future clinical trials. In addition, any changes may require amendments to be made to regulatory applications or necessitate development of new or additional TCR constructs and further clinical testing, which may further delay the timeframes under which modified manufacturing processes can be used for any of our product candidates.

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

We have limited experience as a company in managing a manufacturing facility or manufacturing suite, and may never be successful in managing our own manufacturing suite, manufacturing facility or manufacturing capability. We will need to hire additional personnel to manage our operations and facilities and develop the necessary infrastructure to continue the research and development, and eventual commercialization, if licensed, of our product candidates. If we fail to recruit the required personnel, manage our growth effectively, have inadequate facility design or construction, or fail to select the correct location, the development and production of our product candidates could be curtailed or delayed. Although we have established a manufacturing facility, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, design or construction flaws, labor shortages, supply disruptions, natural disasters, power failures and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

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

We may seek designation for our target discovery platform as a designated platform technology, but we might not receive such designation, and even if we do, such designation may not lead to a faster regulatory review or approval process.

We may seek designation for our target discovery platform as a designated platform technology. Under the Food and Drug Omnibus Reform Act of 2022 (FDORA), a platform technology incorporated within or utilized by a biological product is eligible for designation as a designated platform technology if (1) the platform technology is incorporated in, or utilized by, a biological product approved under a BLA; (2) preliminary evidence submitted by the sponsor of the licensed biological product, or a sponsor that has been granted a right of reference to data submitted in the application for such biological product, demonstrates that the platform technology has the potential to be incorporated in, or utilized by, more than one biological product without an adverse effect on quality, manufacturing, or safety; and (3) data or information submitted by the applicable person indicates that incorporation or utilization of the platform technology has a reasonable likelihood to bring significant efficiencies to the biological product development or manufacturing process and to the review process. A sponsor may request the FDA to designate a platform technology as a designated platform technology concurrently with, or at any time after, submission of an IND application for a biological product that incorporates or utilizes the platform technology that is the subject of the request. If so designated, the FDA may expedite the development and review of any subsequent original BLA for a biological product that uses or incorporates the platform technology. Even if we believe our target discovery platform technology meets the criteria for such designation, the FDA may disagree and instead determine not to grant such designation. In addition, the receipt of such designation for a platform technology does not ensure that a biological product will be developed more quickly or receive FDA approval. Moreover, the FDA may revoke a designation if the FDA determines that a designated platform technology no longer meets the criteria for such designation.

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

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drugs vary widely from country to country. In the U.S., recently enacted legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if any product candidates we may develop obtain marketing approval. For more information, please see “Item 1. Business – Government Regulation – Coverage and Reimbursement” in this Annual Report on Form 10-K.

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

Our revenue prospects could be affected by changes in healthcare spending and policy in the U.S. and abroad. We operate in a highly regulated industry and new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could negatively impact our business, operations and financial condition. For more information on healthcare laws and regulations that may impact us, please see “Item 1. Business – Government Regulation – Healthcare Legislative Reform” in this Annual Report on Form 10-K.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including staffing, government budget and funding levels, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, statutory, regulatory, and policy changes, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, in some instances have had to furlough critical FDA, SEC and other government employees and stop critical activities.

Disruptions at the FDA and other agencies, including substantial leadership departures and changes, personnel cuts and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved, which would harm our business. Changes and cuts in FDA staffing also could result in delays in the FDA’s responsiveness or in its ability to review, or consistency in reviewing, regulatory submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. If a prolonged government shutdown or substantial leadership, personnel, and policy changes occur, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. Such changes could significantly impact the ability of the FDA to timely review and take action on our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns or substantial leadership, personnel, and policy changes could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

With the change in the U.S. presidential administration in 2025, there is substantial uncertainty as to the extent and nature of how the Trump administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. This uncertainty could present new challenges and/or opportunities as we navigate development of our product candidates. Additionally, the Trump administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new product candidates. Any delay in obtaining, or our inability to obtain, applicable regulatory approvals would delay or prevent development and commercialization of our product candidates and could materially adversely impact our business and prospects.

We are subject to the obligations to and the rights of the U.S. government set forth in the Bayh-Dole Act of 1980 (Bayh-Dole Act). As a result, the U.S. government may have rights in certain inventions developed under these government-funded programs, including a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive or nonexclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations, also referred to as “march-in rights.”

Any exercise of the march-in rights by the U.S. government could harm our competitive position, business, financial condition, results of operations and prospects. In December 2023, the Biden administration released a proposed framework specifying for the first time that price can be a factor in considering whether an invention is sufficiently available to the public. The proposed framework could potentially enable march-in rights to be used as a tool to regulate drug pricing. The potential inclusion of price as a factor in a march-in determination is expected to draw extensive criticism and challenge, and the ultimate impact is currently unknown. If the U.S. government exercises such march-in rights, we may receive compensation deemed reasonable by the U.S. government, which may be less than what we might be able to obtain in the open market. IP generated under a government-funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources.

Our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to: comply with the regulations of the FDA and other similar foreign regulatory authorities, provide true, complete and accurate information to the FDA and other similar foreign regulatory authorities, comply with manufacturing standards we have established, comply with healthcare fraud and abuse laws in the U.S. and similar foreign fraudulent misconduct laws or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the U.S., our potential exposure under such laws and regulations will increase significantly, and our costs associated with compliance with such laws and regulations are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. For more information, please see “Item 1. Business – Government Regulation – Anti-Kickback and False Claims Laws and Other Regulatory Matters” in this Annual Report on Form 10-K.

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

In the U.S., various federal and state regulators, including governmental agencies like the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act (CCPA) established new privacy rights for California residents and introduced new on covered companies that process personal information of California residents. Among other things, the CCPA requires covered companies to provide certain disclosures to California residents and provide such residents with new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The amendments introduced by the California Privacy Rights Act (CPRA) significantly modified the CCPA by expanding residents’ rights with respect to certain personal information and created a new state agency to oversee implementation and enforcement efforts, among other changes. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches. This private right of action may increase the likelihood of, and risks associated with, data breach litigation, including class action litigation.

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

Significantly, the GDPR imposes strict rules on the transfer of personal data out of the EEA and UK to other regions outside the EEA/UK, or third countries, that have not been deemed to offer “adequate” privacy protections by the competent data protection authorities, including the U.S. in certain circumstances, unless a derogation exists or adequate international transfer safeguards are put in place, such as, for example, the European Commission approved Standard Contractual Clauses (the EU SCCs) and the UK International Data Transfer Agreement/Addendum (the UK IDTA). Where relying on the EU SCCs or UK IDTA for data transfers, we may also be required to carry out transfer impact assessments on the transfers made pursuant to the EU SCCs and UK IDTA, on a case-by-case basis, to ensure the law in the recipient country provides “essentially equivalent” protections to safeguard the transferred personal data as provided in the EEA and UK, and may be required to adopt supplementary measures if this standard is not met. Further, the EU and the U.S. have adopted its adequacy decision for the EU-U.S. Data Privacy Framework (Framework), which entered into force on July 11, 2023. This Framework provides that the protection of personal data transferred between the EU and the U.S. is comparable to that offered in the EU. This provides a further avenue to ensuring transfers to the U.S. are carried out in line with GDPR. There has been an extension to the Framework to cover UK transfers to the U.S. The Framework could be challenged like its predecessor frameworks. The international transfer obligations under the EEA and UK data protection regimes will require significant effort and cost and may result in us needing to make strategic considerations around where EEA and UK personal data is located and which service providers we can utilize for the processing of EEA and UK personal data. Any inability to transfer personal data from the EEA to the U.S. in compliance with data protection laws may impede our ability to conduct trials and may adversely affect our business and financial position.

Although the UK is regarded as one of the third countries under the EU GDPR, the European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EEA member states to the UK without additional safeguards. In December 2025, the European Commission adopted a decision to extend the validity of the UK adequacy decision for six years until December 2031, determining that the UK continues to offer a level of data protection that is “essentially equivalent” to the EU standards. This follows the UK’s adoption of the Data (Use and Access) Act 2025 on 19 June 2025.. The Data (Use and Access) Act 2025 may have the effect of further altering the similarities between the UK and EEA data protection regime. The competent authorities in the EEA Member States may interpret GDPR obligations slightly differently from country to country and therefore we do not expect to operate in a uniform legal landscape in the EEA.

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

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product candidate in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues, if any, we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval. For more information, please see “Item 1. Business – Government Regulation – Coverage and Reimbursement” in this Annual Report on Form 10-K.

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

Currently, our patents and patent applications are directed to our TCR-T therapy product candidates and accompanying technologies. We seek or plan to seek patent protection for our proprietary platform and product candidates by filing and prosecuting patent applications in the U.S. and other countries as appropriate. Our patent portfolio also includes patent families exclusively licensed from BWH, which include issued and pending U.S. and foreign non-provisional patent applications. Any patents that have issued or may issue from any non-provisional patent applications claiming priority to these provisional patent applications would be expected to expire on various dates from 2038 through 2046, in each case without taking into account any possible patent term adjustments or extensions.

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

Our collaboration agreements may grant our collaborators exclusive rights under certain of our intellectual property and may therefore preclude us from entering into collaborations with others relating to the same or similar compounds, therapeutic targets, indications or diseases. For example, the Amgen Agreement, to identify antigens recognized by T cells in patients with Crohn’s disease, grants Amgen options to evaluate a variety of modalities to create therapeutics based on targets discovered by us, and Amgen will retain all global development and commercialization rights. In addition, if a collaboration agreement is terminated, in whole or in part, we may be unable to continue the development and commercialization of the applicable product candidates, and even if we are able to do so, such efforts may be delayed and result in additional costs.

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

As of February 27, 2026, we had 142 full-time employees and 0 part-time employees. As our development and commercialization plans and strategies develop, and as we continue operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986 (IRC), as amended, if a corporation undergoes an “ownership change” (generally defined as one or more shareholders or groups of shareholders who own at least 5 percent of the corporation’s equity increasing their equity ownership in the aggregate by a greater than 50 percentage point change (by value) over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income may be limited. As a result of our public offerings, our most recent private placements and other transactions that have occurred over the past three years, we have experienced, such an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership or other transactions. As of December 31, 2025, we had U.S. federal net operating loss carryforwards of $174.7 million and U.S. federal research and development tax credit carryforwards of $21.8 million that expire through 2045 and which could be limited if we experience an “ownership change.” Under the current law, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 will not be subject to expiration. However, any such net operating loss carryforwards may only offset 80% of our annual taxable income in taxable years beginning after December 31, 2020. State net operating loss carryforwards and other tax attributes may be similarly limited. Any such limitations may result in increased tax liabilities that could adversely affect our business, results of operations, financial position and cash flows.

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

As of February 27, 2026, our executive officers, directors, and entities affiliated with such persons beneficially owned, in the aggregate, approximately 28% of our outstanding voting stock and approximately 33% of our outstanding common stock. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders, oppose them. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you or other stockholders may feel are in your or their best interest as one of our stockholders. This concentration of ownership might also have the effect of delaying or preventing a change of control of our Company that other stockholders may view as beneficial.

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

Holders

As of February 27, 2026, there were approximately 70 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

During the year ended December 31, 2025, we did not issue or sell any unregistered securities.

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

Overview

We are a fully integrated clinical-stage biotechnology company focused on developing a robust pipeline of T cell receptor (TCR)-engineered T cell, or TCR-T, therapies for the treatment of patients with cancer. Our lead product candidate, TSC-101, is in development for the treatment of patients with acute myeloid leukemia (AML) and myelodysplastic syndrome (MDS) who are undergoing allogeneic hematopoietic cell transplantation (HCT). The product is designed to eliminate residual disease and promote complete donor chimerism, thereby preventing relapse. TSC-101 targets HA-2, an antigen that is present on all blood cells, malignant or benign, in patients with the HLA type A*02:01. We are currently conducting a Phase 1 clinical study of TSC-101 (the ALLOHA™ trial, NCT05473910) and during the fourth quarter of 2025, following a productive End-of-Phase meeting with the U.S. Food and Drug Administration (FDA), we reached agreement on a registrational path forward for the TSC-101 program as a potential treatment for patients with AML and MDS. The pivotal study will mirror our ongoing Phase 1 ALLOHA study, using a biologically-assigned (genetically randomized) control arm to support relapse-free survival as the primary endpoint.

We are further expanding our hematologic (heme) malignancies program with the addition of TCRs targeting other HLA types. TSC-102-A01 and TSC-102-A03 are allogeneic, donor-derived TCR-T therapy candidates targeting epitopes derived from CD45. Like TSC-101, these candidates are designed to eliminate residual cancer cells and prevent relapse in patients undergoing HCT. TSC-102-A01 and TSC-102-A03 are designed for patients with HLA types A*01:01 and A*03:01, respectively.

We are also developing multiple TCR-T therapy product candidates for the treatment of solid tumors. One of the challenges of treating solid tumors is that they are heterogeneous – not every tumor cell expresses a given target. To address this challenge, we are developing what we refer to as multiplex TCR-T therapy, in which we treat a patient with more than one TCR-T therapy product candidate at a time. We are designing these multiplex therapies to be a simultaneous administration of up to three highly active TCR-Ts that are customized for each patient based on which targets are expressed in their tumors. On November 3, 2025, following our alignment with the U.S. Food and Drug Administration (FDA) on the registrational path forward for the TSC-101 program, we made the strategic decision to prioritize clinical development of our heme program and pause further enrollment in our solid tumor Phase 1 trial (PLEXI-T™), while focusing our preclinical efforts on in vivo engineering for solid tumors. We believe an in vivo approach represents a promising and more cost-efficient way to deliver off-the-shelf, multiplexed TCR-T therapy for solid tumors.

While primarily focused on oncology, we believe our target discovery platform is well suited to identify targets that cause T cell-driven autoimmune disorders. We have identified a set of indications in which T cells play a key role and are currently identifying targets and developing potential treatment options for these disorders. Initial indications include ankylosing spondylitis, ulcerative colitis and scleroderma. In addition, the Company is continuing to discover targets for Crohn's disease in partnership with Amgen.

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

The collaboration included an upfront fee of $30.0 million. We have identified performance obligations for research and development activities, the license, data reporting and participation in joint steering and research committees, which were determined to be a single combined performance obligation due to the services and licenses being highly interrelated. During the years ended December 31, 2025 and 2024, we recognized $10.3 million and $2.8 million, respectively, of revenue associated with the Amgen Agreement. The research term of the Amgen Agreement is expected to be approximately 3 years.

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

Product candidates in later stages of clinical development generally have higher development costs than those in preclinical and earlier stages of clinical development, primarily due to increased size and duration of later stage clinical trials. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with therapeutic development and commercialization, including the following:

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

Restructuring Charges

On November 3, 2025, following our alignment with the U.S. Food and Drug Administration (FDA) on the registrational path forward for the TSC-101 program, we made the strategic decision to prioritize clinical development of our heme program and pause further enrollment in our solid tumor Phase 1 trial, while focusing our preclinical efforts on in vivo engineering for solid tumors and target discovery in autoimmunity. Pursuant to this strategy, we also implemented a workforce reduction of approximately 30%, or 66 roles. As part of this strategic restructuring, we incurred expenses of approximately $2.0 million for severance-related benefits and other costs, of which $1.6 million is included in research and development expenses and $0.4 million is included in general and administrative expenses in the accompanying consolidated statements of operations. The strategic prioritization is expected to produce annual cost savings of $45.0 million in 2026 and 2027. These expected savings are based on our current operating plan and may vary depending on the timing and scope of our development activities and other operational factors.

Income Taxes

Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in any year or for our earned research and development tax credits, due to the uncertainty of realizing a benefit from those items. As of December 31, 2025, we had federal and state net operating loss carryforwards of $174.7 million and $186.6 million, respectively, which may be used to offset future taxable income, if any. The state amounts expire at various dates through 2045. The federal net operating losses generated in and after 2018 can be carried forward indefinitely. As of December 31, 2025, we had federal and state tax credit carryforwards of $21.8 million and $13.0 million, which expire at various dates through 2045 and 2040, respectively. Due to the degree of uncertainty related to the ultimate use of the deferred tax assets, we have fully reserved these tax benefits, as the determination of the realization of the deferred tax benefits was not determined to be more likely than not.

Results of Operations

Years ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024	Change
Revenue
Collaboration and license revenue	$10,325	$2,816	$7,509
Operating expenses:
Research and development	114,150	107,350	6,800
General and administrative	31,988	30,287	1,701
Total operating expenses	146,138	137,637	8,501
Loss from operations	(135,813)	(134,821)	(992)
Other (expense) income:
Interest and other income, net	8,816	12,065	(3,249)
Interest expense	(2,769)	(3,653)	884
Loss on extinguishment of debt	-	(1,090)	1,090
Total other income	6,047	7,322	(1,275)
Net Loss	$(129,766)	$(127,499)	$(2,267)

Revenue

Revenue for the years ended December 31, 2025 and 2024 was $10.3 million and $2.8 million, respectively. The increase was primarily due to the timing of research activities performed pursuant to our collaboration agreement with Amgen which commenced in May 2023.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024	Change
Laboratory supplies, research materials and studies	$35,157	$31,468	$3,689
Personnel expenses	33,904	31,742	2,162
Facility-related and other	20,068	16,669	3,399
Clinical studies	16,847	19,245	(2,398)
Stock-based compensation	5,964	4,846	1,118
Depreciation expense	2,210	3,380	(1,170)
Total research and development expenses	$114,150	$107,350	$6,800

Research and development expenses increased $6.8 million and was primarily attributable to a $3.7 million increase in laboratory supplies, research materials and studies expenses driven by timing of manufacturing activities. There was also a $3.4 million increase in facility-related expenses due to the commencement of rent payments for the 830 Winter Street expansion space in December 2024, as well as a $2.2 million increase in personnel expenses which was primarily incurred prior to our enacted strategy in November 2025 to prioritize the clinical development of our heme program. Clinical expenses decreased by $2.4 million due to timing of ongoing trial activities, and depreciation expense decreased by $1.2 million as certain assets became fully depreciated. Research and development expenses included non-cash stock compensation expense of $6.0 million and $4.8 million for the years ended December 31, 2025 and 2024, respectively.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024	Change
Personnel expenses	$11,415	$10,900	$515
Legal and professional fees	7,217	7,380	(163)
Facility-related and other	6,958	6,576	382
Stock-based compensation	5,742	4,703	1,039
Depreciation expense	656	728	(72)
Total general and administrative expenses	$31,988	$30,287	$1,701

General and administrative expenses increased by $1.7 million and was primarily due to a $0.5 million increase in personnel expenses. There was also a $0.4 million increase in facility-related and other expenses, a $0.2 million decrease in legal and professional fees, and a $0.1 million decrease in depreciation expense. General and administrative expenses included non-cash stock compensation expense of $5.7 million and $4.7 million for the years ended December 31, 2025 and 2024, respectively.

Other (Expense) Income

Other income decreased $1.3 million primarily due to a $3.2 million decrease in interest income attributable to lower cash balances available for investment. This decrease was offset by a $1.1 million non-recurring charge for loss on extinguishment of debt in 2024 related to the K2HV Loan Agreement repayment and a $0.9 million decrease in interest expense due to more favorable rates in 2025 under the SVB Loan Agreement.

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

On June 1, 2023, we completed an underwritten public offering of (a) 23,287,134 shares of the Company's Voting Common Stock, inclusive of the underwriters’ 30-day option to purchase 297,660 additional shares of Voting Common Stock, at a price of $2.00 per share, and (b) the Pre-Funded Warrants to purchase up to 47,010,526 shares of the Voting Common Stock, with a purchase price of $1.9999 per warrant and an exercise price of $0.0001 per warrant. The Company received aggregate net proceeds from the offering of $134.7 million after deducting underwriting discounts, commissions and other offering expenses.

On April 24, 2024, we completed an underwritten public offering resulting in the issuance and sale of (a) 4,958,068 shares of Voting Common Stock, including the partial exercise of the underwriters’ option to purchase 2,485,487 additional shares of Voting Common Stock, at the closing market price on April 16, 2024, of $7.13 per share, and (b) Pre-Funded Warrants to purchase up to 18,577,419 shares of the Voting Common Stock, with a purchase price of $7.1299 per warrant and an exercise price of $0.0001 per warrant. We received aggregate net proceeds of approximately $161.4 million after deducting underwriting discounts, commissions and other estimated offering expenses.

Pursuant to the K2HV Loan Agreement dated September 9, 2022, K2HV extended an initial convertible term loan of $30.0 million to the Company in accordance with the K2HV Loan Agreement. On November 20, 2024, K2HV converted $15.0 million outstanding principal under the loan in exchange for 3,134,796 shares of our voting common stock. On December 20, 2024, we entered into a loan agreement with SVB (the SVB Loan Agreement), terminated the K2HV Loan Agreement and repaid all remaining outstanding loan obligations to K2HV. The SVB Loan Agreement provides for term loans up to an aggregate principal amount of $52.5 million, of which $32.5 million was provided on the closing date. We have the option to draw a second tranche of $20.0 million at the lender's sole discretion on or prior to June 30, 2026. See “Notes to Consolidated Financial Statements” and “Item 1A. Risk factors—The terms of our loan agreement place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our operating and financial flexibility” for additional details regarding the SVB Loan Agreement.

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

As of December 31, 2025, we had cash and cash equivalents of $152.4 million, excluding restricted cash of $5.0 million.

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

We believe that our existing cash and cash equivalents will enable us to fund our planned operating expenses and capital expenditure requirements into the second half of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	Change
Net cash used in operating activities	$(135,319)	$(110,822)	$(24,497)
Net cash provided by (used in) investing activities	109,372	(52,613)	161,985
Net cash provided by (used in) financing activities	(336)	208,765	(209,101)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(26,283)	$45,330	$(71,613)

Operating Activities

During the year ended December 31, 2025, net cash used in operating activities of $135.3 million was primarily driven by our net loss of $129.8 million, partially offset by non-cash charges of $12.6 million related to depreciation expense, accretion of marketable securities, stock-based compensation, and non-cash interest expense related to note payable. During 2025, working capital changes resulted in a use of $18.2 million. The change in working capital was primarily driven by revenue recognition related to the Amgen Agreement and changes in accrued expenses.

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

Investing Activities

During the year ended December 31, 2025, net cash provided by investing activities was $109.4 million, primarily related to the purchases and maturities of marketable securities, and the purchases of property and equipment.

During the year ended December 31, 2024, net cash used in investing activities was $52.6 million, primarily related to the purchases and maturities of marketable securities, and the purchases of property and equipment.

Financing Activities

During the year ended December 31, 2025, net cash used in financing activities was $0.3 million, consisting of cash paid for debt issuance and financing costs previously accrued, offset by proceeds from the issuance of common stock under the employee stock purchase plan.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of period end. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment, management has concluded that our internal controls over financial reporting were effective as of December 31, 2025 and provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the three months ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2026 Annual Meeting of Stockholders and is incorporated by reference.

We have adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees as required by Nasdaq governance rules and as defined by applicable SEC rules. Stockholders may locate a copy of our Code of Business Conduct and Ethics on our website at www.tscan.com.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC, with respect to our 2026 Annual Meeting of Stockholders and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC, with respect to our 2026 Annual Meeting of Stockholders and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC, with respect to our 2026 Annual Meeting of Stockholders and is incorporated by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC, with respect to our 2026 Annual Meeting of Stockholders and is incorporated by reference.

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

4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2023).

4.5	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 17, 2024).

4.6	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 26, 2024).

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

10.9

Second Amendment to Lease by and between PPF OFF 828-830 Winter Street LLC and the Registrant, dated October 28, 2024 (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 5, 2025).

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

TScan Therapeutics, Inc.

Date: March 4, 2026	By:	/s/ Gavin MacBeath
Gavin MacBeath, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: March 4, 2026	By:	/s/ Jason A. Amello
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on March 4, 2026.

Signature	Title	Date
/s/ Gavin MacBeath	Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2026
Gavin MacBeath, Ph.D.
/s/ Jason A. Amello	Chief Financial Officer	March 4, 2026
Jason A. Amello	(Principal Financial Officer)
/s/ Leiden Dworak	Vice President, Finance	March 4, 2026
Leiden Dworak	(Principal Accounting Officer)
/s/ Garry Nicholson	Director	March 4, 2026
Garry Nicholson
/s/ Stephen Biggar	Director	March 4, 2026
Stephen Biggar, M.D., Ph.D.
/s/ Katina Dorton	Director	March 4, 2026
Katina Dorton, J.D., M.B.A.
/s/ Gabriela Gruia	Director	March 4, 2026
Gabriela Gruia, M.D.
/s/ Barbara Klencke	Director	March 4, 2026
Barbara Klencke, M.D.
/s/ R. Keith Woods	Director	March 4, 2026
R. Keith Woods

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of TScan Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TScan Therapeutics, Inc. and subsidiary (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Boston, Massachusetts March 4, 2026

We have served as the Company’s auditor since 2020.

TScan Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$152,406	$178,689
Marketable securities	-	111,421
Prepaid expenses and other current assets	4,802	2,612
Total current assets	157,208	292,722
Property and equipment, net	8,706	7,242
Right-of-use assets	57,743	64,357
Restricted cash	5,031	5,031
Long-term deposit and other assets	101	1,766
Total assets	$228,789	$371,118

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,241	$4,278
Accrued expenses and other current liabilities	7,668	15,410
Operating lease liability, current portion	7,167	4,570
Deferred revenue, current portion	2,619	11,698
Total current liabilities	18,695	35,956
Deferred revenue, net of current portion	-	1,246
Operating lease liability, net of current portion	54,437	60,739
Long-term debt and accrued interest	32,534	32,072
Other long term liabilities	-	135
Total liabilities	105,666	130,148
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2025 and 2024	-	-
Voting common stock, $0.0001 par value; 300,000,000 shares authorized; 52,625,035 and 52,314,039 shares issued and outstanding at December 31, 2025 and 2024, respectively	5	5
Non-voting common stock, $0.0001 par value; 10,000,000 shares authorized; 4,276,588 shares issued and outstanding at December 31, 2025 and 2024	1	1
Additional paid-in capital	627,979	616,009
Accumulated other comprehensive income	-	51
Accumulated deficit	(504,862)	(375,096)
Total stockholders' equity	123,123	240,970
Total liabilities and stockholders' equity	$228,789	$371,118

The accompanying notes are an integral part of these consolidated financial statements

TScan Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Revenue
Collaboration and license revenue	$10,325	$2,816
Operating expenses:
Research and development	114,150	107,350
General and administrative	31,988	30,287
Total operating expenses	146,138	137,637
Loss from operations	(135,813)	(134,821)
Other (expense) income:
Interest and other income, net	8,816	12,065
Interest expense	(2,769)	(3,653)
Loss on extinguishment of debt	-	(1,090)
Total other income	6,047	7,322
Net loss	$(129,766)	$(127,499)
Net loss per share, basic and diluted	$(1.00)	$(1.14)
Weighted average common shares outstanding—basic and diluted	129,777,415	111,990,417
Comprehensive loss:
Net loss	$(129,766)	$(127,499)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(51)	51
Comprehensive loss	$(129,817)	$(127,448)

The accompanying notes are an integral part of these consolidated financial statements

TScan Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data and issuance costs)

					Additional	Accumulated		Total
	Voting Common Stock		Non-voting Common Stock		Paid-In	Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balances at January 1, 2024	43,552,941	$4	4,276,588	$1	$398,459	$-	$(247,597)	$150,867
Exercise of stock options	586,081	-	-	-	1,717	-	-	1,717
Issuance of common stock under employee stock purchase plan	82,153	-	-	-	333	-	-	333
Issuance of common stock, net of offering costs	4,958,068	1	-	-	33,130	-	-	33,131
Issuance of pre-funded warrants, net of offering costs	-	-	-	-	158,071	-	-	158,071
Conversion of convertible debt	3,134,796	-	-	-	14,750	-	-	14,750
Stock-based compensation expense	-	-	-	-	9,549	-	-	9,549
Net loss	-	-	-	-	-	-	(127,499)	(127,499)
Unrealized gain on available-for-sale securities	-	-	-	-	-	51	-	51
Balances at December 31, 2024	52,314,039	$5	4,276,588	$1	$616,009	$51	$(375,096)	$240,970
Issuance of common stock under employee stock purchase plan	234,826	-	-	-	264	-	-	264
Issuance of common stock upon exercise of pre-funded warrants	76,170	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	11,706	-	-	11,706
Net loss	-	-	-	-	-	-	(129,766)	(129,766)
Unrealized loss on available-for-sale securities	-	-	-	-	-	(51)	-	(51)
Balances at December 31, 2025	52,625,035	$5	4,276,588	$1	$627,979	$-	$(504,862)	$123,123

The accompanying notes are an integral part of these consolidated financial statements

TScan Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(129,766)	$(127,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,866	4,108
Accretion of marketable securities	(2,409)	(3,897)
Non-cash interest expense related to loan payable	462	773
Loss on extinguishment of debt	-	1,090
Stock-based compensation	11,706	9,549
Changes in current assets and liabilities:
Prepaid expenses and other assets	(525)	(538)
Right-of-use assets and lease liabilities, net	2,909	1,881
Accounts payable	(3,011)	1,994
Accrued expense and other liabilities	(7,226)	4,532
Deferred revenue	(10,325)	(2,815)
Net cash used in operating activities	(135,319)	(110,822)
Cash flows from investing activities:
Purchases of property and equipment	(4,407)	(3,825)
Purchases of marketable securities	(87,471)	(241,445)
Proceeds from maturities of marketable securities	201,250	192,657
Net cash provided by (used in) investing activities	109,372	(52,613)
Cash flows from financing activities:
Repayment of loan payable, net	-	(17,144)
Proceeds from borrowings under loan agreement, net	-	32,457
Proceeds from issuance of common stock, net of offering costs	-	33,131
Proceeds from issuance of pre-funded warrants, net of offering costs	-	158,271
Issuance of common stock under employee stock purchase plan	264	333
Proceeds from exercise of stock options	-	1,717
Cash paid for debt issuance costs	(400)	-
Cash paid for financing costs	(200)	-
Net cash provided by (used in) financing activities	(336)	208,765
Net increase (decrease) in cash, cash equivalents and restricted cash	(26,283)	45,330
Cash, cash equivalents, and restricted cash - beginning of year	183,720	138,390
Cash, cash equivalents, and restricted cash - end of year	$157,437	$183,720
Summary of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:
Cash and cash equivalents	152,406	178,689
Restricted cash	5,031	5,031
Total cash, cash equivalents, and restricted cash	$157,437	$183,720
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,307	$2,881
Supplemental disclosure of non-cash investing and financing activities:
Debt issuance costs not yet paid	$-	$400
Financing costs not yet paid	$-	$200
Lease liability arising from obtaining right-of-use asset	$-	$6,133
Purchase of property and equipment in accounts payable and accrued liabilities	$7	$84
Issuance of common stock upon note conversion	$-	$14,750

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

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from sales of capital stock, including the IPO completed in July 2021, issuance of convertible debt in September 2022, issuance of term loan in December 2024 and with payments received under its license and collaboration agreements. Since its inception, the Company has incurred recurring losses, including net losses of $129.8 million and $127.5 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company had an accumulated deficit of $504.9 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash and cash equivalents as of December 31, 2025 will be sufficient to fund the Company’s operations for at least the next twelve months from the date of the issuance of the financial statements.

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

Restricted Cash

In connection with the Company’s facility lease agreements, the Company is required to provide letters of credit totaling of $5.0 million for the benefit of the landlords to serve as security deposits. As of December 31, 2025 and 2024, the cash securing the letter of credit was classified as restricted cash (non-current) on the consolidated balance sheets.

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

The Company recognizes the tax benefit from any uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Interest and penalties associated with uncertain tax positions are recorded as a component of income tax expense. As of December 31, 2025 and 2024, the Company has not identified any uncertain tax positions for which reserves would be required.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU updates income tax disclosure requirements primarily by requiring specific categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid by jurisdiction. This ASU is effective for annual periods beginning after December 15, 2024, and is applicable to the Company’s fiscal year beginning January 1, 2025, with early application permitted. The Company adopted this standard for the fiscal year ended December 31, 2025. The adoption of ASU 2023-09 did not have a material impact on the Company's consolidated financial statements and related disclosures.

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

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2025	2024
Laboratory equipment	$21,550	$19,371
Leasehold improvements	5,391	3,258
Furniture and fixtures	1,721	1,721
Office and computer equipment	1,496	1,496
Construction-in-progress	118	100
Property and equipment	30,276	25,946
Less: accumulated depreciation and amortization	(21,570)	(18,704)
Property and equipment, net	$8,706	$7,242

Depreciation and amortization expense for the years ended December 31, 2025 and 2024 was $2.9 million and $4.1 million, respectively.

4. Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, the assets carried at fair value (in thousands):

	Fair value measurements at December 31, 2025 using:
	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents – money market funds	$146,196	$-	$-	$146,196
Cash equivalents – government securities	1,987	-	-	1,987
Total financial assets	$148,183	$-	$-	$148,183

	Fair value measurements at December 31, 2024 using:
	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents – money market funds	$169,744	$-	$-	$169,744
Marketable securities – government securities	111,421	-	-	111,421
Total financial assets	$281,165	$-	$-	$281,165

Money market funds and government securities are valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. There were no transfers among Level 1, Level 2, or Level 3 categories in the periods presented.

Assets and Liabilities Not Carried at Fair Value

The carrying value of accounts payable and accrued expenses that are reported on the consolidated balance sheets approximate fair value due to the short-term nature of these liabilities. Based on the borrowing rates currently available to the Company for bank loans with similar maturities, the fair value of long-term debt is approximately equal to its carrying amount as of December 31, 2025 and 2024.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Accrued employee compensation and benefits	$4,145	$6,845
Accrued research and development	2,458	6,735
Accrued consulting and professional services	568	1,473
Accrued legal services and license fee	301	281
Other	196	76
Total accrued expenses and other current liabilities	$7,668	$15,410

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

Equity Offerings

On June 1, 2023, the Company completed an underwritten public offering resulting in the issuance and sale of (a) 23,287,134 shares of Voting Common Stock, at a price of $2.00 per share, and (b) pre-funded warrants (Pre-Funded Warrants) to purchase up to 47,010,526 shares of the Voting Common Stock, with a purchase price of $1.9999 per warrant and an exercise price of $0.0001 per warrant. The Company received aggregate net proceeds of $134.7 million after deducting underwriting discounts, commissions and other offering expenses, with $42.4 million allocated to the Voting Common Stock and $92.3 million allocated to Pre-Funded Warrants.

On April 24, 2024, the Company completed an underwritten public offering resulting in the issuance and sale of (a) 4,958,068 shares of Voting Common Stock, including the partial exercise of the underwriters’ option to purchase 2,485,487 additional shares of Voting Common Stock, at the closing market price on April 16, 2024, of $7.13 per share, and (b) Pre-Funded Warrants to purchase up to 18,577,419 shares of the Voting Common Stock, with a purchase price of $7.1299 per warrant and an exercise price of $0.0001 per warrant. The Company received aggregate net proceeds of approximately $161.4 million after deducting underwriting discounts, commissions and other offering expenses, with $33.1 million allocated to the Voting Common Stock and $128.3 million allocated to Pre-Funded Warrants.

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

The Pre-Funded Warrants are immediately exercisable subject to certain ownership limitations, have an exercise price of $0.0001 per share, may be exercised at any time and do not expire. The Pre-Funded Warrants were determined to be equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of common shares upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, the Pre-Funded Warrants do not provide any guarantee of value or return. As such, proceeds received from the issuance of the Pre-Funded Warrants were recorded as a component of stockholders’ equity within additional paid-in capital. During the year ended December 31, 2025, the Company issued an aggregate of 76,170 shares of its common stock pursuant to the cashless exercise of 76,178 Pre-Funded Warrants at a weighted average exercise price of $0.0001 per share. The Company did not issue any common stock pursuant to the exercise of Pre-Funded Warrants during the year ended December 31, 2024.

Common Stock Reserved for Future Issuance

The Company has reserved the following shares of common stock for future issuance:

	December 31,
	2025	2024
Stock options outstanding	16,004,393	12,467,782
Pre-Funded Warrants outstanding	73,011,767	73,087,945
Shares available for future grant under 2021 Plan	7,432,023	5,781,492
Shares available for future issuance under 2021 ESPP	1,316,566	985,486
Total shares of common stock reserved	97,764,749	92,322,705

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

There were 3,278,048 shares of common stock initially reserved for issuance under the 2021 Plan and as of December 31, 2025, there were 7,432,023 shares of common stock available for issuance. The number of shares reserved for issuance under the 2021 Plan will be increased automatically on the first business day of each fiscal year, commencing in 2022 and ending in 2031. The aggregate number of common shares that may be issued under the 2021 Plan shall automatically increase by a number equal to the least of (a) 4% of the number of the total outstanding common shares on the last day of the preceding fiscal year, or (b) a number of shares common stock determined by the Company’s Board.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the "2021 ESPP") was approved by the Company’s Board on April 22, 2021 and became effective immediately, although no awards were permitted to be granted under the 2021 Plan until July 15, 2021. A total of 254,390 shares of common stock were initially reserved for issuance under the 2021 ESPP. As of December 31, 2025 and 2024, there were 463,359 and 228,533 shares issued under the 2021 ESPP, respectively. As of December 31, 2025, there were 1,316,566 shares of common stock available for issuance under the 2021 ESPP. The number of shares reserved for issuance will automatically be increased on the first business day of each fiscal year, commencing on January 1, 2022 and ending on January 1, 2041. The aggregate number of shares of common stock that may be issued under the 2021 ESPP shall automatically increase by a number equal to the least of (i) one percent (1%) of the total number of shares of common stock actually issued and outstanding on the last day of the preceding fiscal year, or (ii) a number of shares of common stock determined by the Company’s Board.

Stock Compensation

Stock-based compensation expense related to stock options and the stock purchase plan for the years ended December 31, 2025 and 2024 was classified in the consolidated statement of operations as follows (in thousands):

	Year Ended December 31,
	2025	2024
Research and development	$5,964	$4,846
General and administrative	5,742	4,703
Total stock-based compensation expense	$11,706	$9,549

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

The weighted-average for each of the assumptions the Company used to determine the grant-date fair value of options granted were as follows:

	Year Ended December 31,
	2025	2024
Risk free interest rate	4.36%	4.03%
Expected term (in years)	6.20	6.19
Expected dividend yield	0%	0%
Expected volatility of underlying common stock	96%	89%

The following table summarizes the stock option activity:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Intrinsic Value (in thousands)
Outstanding January 1, 2025	12,467,782	$4.22	8.29	$3,912
Granted	6,247,600	2.73
Exercised	—	—
Canceled	(2,710,989)	3.62
Outstanding December 31, 2025	16,004,393	$3.74	7.28	$—
Options vested or expected to vest as of December 31, 2025	16,004,393	$3.74	7.28	$—
Stock options exercisable as of December 31, 2025	7,472,443	$4.34	5.88	$—

Other information related to the option activity for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Weighted-average fair value of options granted	$2.19	$4.90
Intrinsic value of options exercised (in thousands)	-	1,954

As of December 31, 2025, the unrecognized compensation cost related to outstanding options was $18.8 million, which is expected to be recognized over a weighted-average period of 2.37 years.

8. Income Taxes

During the years ended December 31, 2025 and 2024, the Company did not record an income tax provision due to the losses incurred and a full valuation allowance provided on the net deferred tax assets.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” effective for annual periods beginning after December 15, 2024. ASU 2023-09 requires companies to present a detailed reconciliation of the statutory and effective income tax rates, including specified categories such as state and local taxes, foreign taxes, tax credits, and changes in valuation allowances, to provide greater transparency into the factors affecting the effective tax rate. The standard also mandates disclosure of income taxes paid, disaggregated by federal, state, and foreign jurisdictions, enabling users to better understand the company’s cash tax payments across different tax authorities. Furthermore, companies must describe significant tax positions and valuation allowances, including the nature and amounts of such positions, and the judgments or assumptions underlying their recognition or measurement. ASU 2023-09 permits companies to apply these enhanced disclosure requirements either retrospectively to all periods presented or prospectively to periods beginning after the adoption date; the Company has elected to adopt the standard prospectively. The adoption of ASU 2023-09 had no impact to the Company’s consolidated balance sheets, consolidated statements of comprehensive (loss) income, or consolidated statements of cash flows, as ASU 2023-09 affects disclosures only.

On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was enacted, providing taxpayers the option to fully deduct or continue capitalizing and amortizing domestic R&D expenditures under new Code Section 174A, effective for tax years beginning after December 31, 2024. The OBBBA also provides certain eligible taxpayers with the option to accelerate and deduct the remaining unamortized domestic R&D costs incurred during taxable years ending after December 31, 2021 and before January 1, 2025. The Company intends to continue amortizing domestic R&D costs incurred during taxable years ending after December 31, 2021 and before

January 1, 2025. As of December 31, 2025, $129.3 million remains unamortized related to domestic R&D costs. Final elections will be made with the 2025 tax return filing.

A reconciliation of the federal statutory income tax rate to the effective rate for the year ended December 31, 2024 is as follows:

Year Ended December 31,
2024
Taxes at U.S. statutory rate	21.0%
Changes from statutory rate:
State taxes, net of federal benefit	7.5%
Tax credits	5.0%
Share-based compensation	(0.9)%
Change in valuation allowance	(30.9)%
Other	(1.7)%
Effective income tax rate	0.0%

A reconciliation of the federal statutory income tax rate to the effective rate for the year ended December 31, 2025 is as follows (in thousands, except percentages):

	Year Ended December 31,
	2025
U.S. Federal Statutory Income Tax (Benefit) at 21%	$(27,225)	21.0%
Domestic Federal
Tax Credits
R&D Credit	(3,904)	3.0%
Non Taxable or Non Deductible
Excess Officer Compensation	1,022	(0.8)%
Stock Compensation	954	(0.7)%
Other	19	(0.0)%
Change in valuation allowance	29,134	(22.5)%
Total	-	0.0%

Deferred tax assets and liabilities reflect the net tax effects of net operating loss carryovers and temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$48,477	$31,332
Tax credits	32,102	25,427
Deferred revenue	716	3,536
Depreciation and amortization	897	1,216
Amortization	386	432
Stock-based compensation	2,319	1,681
Leasehold liability	16,830	17,842
Capitalized R&D costs	62,129	48,315
Other	13,177	9,391
Total deferred tax assets	177,033	139,172
Deferred tax liabilities:
Right of use Asset	(15,775)	(17,582)
Valuation allowance	(161,258)	(121,590)
Net deferred tax assets and liabilities	$-	$-

In determining the need for a valuation allowance, the Company has given consideration to its cumulative book income and loss positions. The Company has assessed the available means of recovering deferred tax assets, including the ability to carryback net operating losses, the existence of reversing taxable temporary differences, the availability of tax planning strategies and forecasted future taxable income. As of December 31, 2025, the Company maintains a full valuation allowance against its net deferred tax assets. The valuation allowance increased by $39.7 million and $39.3 million during the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, the Company had U.S. federal net operating loss carryforwards of approximately $174.7 million. The U.S. federal net operating losses have an indefinite life carryforward. As of December 31, 2025, the Company had Massachusetts net operating loss carryforwards of approximately $186.6 million that expire at various dates through 2045. As of December 31, 2025, the Company had U.S. R&D federal credit carryforwards of approximately $21.8 million that expire at various dates through 2045. As of December 31, 2025, the Company had U.S. state R&D tax credit carryforwards of approximately $13.0 million that expire at various dates through 2040.

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

The Company accounted for uncertain tax positions using a more likely than not threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors that include, but are not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. The Company evaluates uncertain tax positions on an annual basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. For the years ended December 31, 2025 and 2024, there were no accrued interest or penalties in the consolidated statements of operations.

The Company is subject to taxation for federal and Massachusetts purposes. As of December 31, 2025, the Company is subject to examination by these taxing authorities for all years since inception in 2018.

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

For the years ended December 31, 2025 and 2024, the Company recognized $10.3 million and $2.8 million, respectively, of revenue associated with the Amgen Agreement. As of December 31, 2025, the Company recorded $2.6 million of deferred revenue which is classified as short-term.

10. Commitments and Contingencies

Leases

The Company leases two facilities at 880 Winter Street and 830 Winter Street in Waltham, Massachusetts. Each lease has specified terms and includes renewal options. Given uncertainty as to the Company's intentions with respect to these leases, the renewal options were not deemed reasonably certain.

On October 28, 2024, the Company entered into a second lease amendment expanding the rentable space of 830 Winter Street. The amendment provides for an additional 25,628 square feet of space with a commencement date of December 1, 2024 and an expiration date of October 31, 2029 with one option to renew for a five-year period. This amendment resulted in an increase in the lease liability of $6.1 million.

Summary of lease cost

The following table summarizes the presentation in the Company's consolidated balance sheets of its operating leases (in thousands):

	As of December 31,
	2025	2024
Assets:
Operating lease assets	$57,743	$64,357

Liabilities:
Operating lease liabilities, current	7,167	4,570
Operating lease liabilities, net of current portion	54,437	60,739
Total operating lease liabilities	$61,604	$65,309

The following table summarizes the effect of lease costs in the Company's consolidated statement of operations (in thousands):

	Years Ended December 31,
	2025	2024
Operating lease costs	$12,997	$11,564
Variable lease costs	5,643	3,408
Total lease costs	$18,640	$14,972

During the years ended December 31, 2025 and 2024, the Company made cash payments for operating leases of $10.1 million and $9.8 million, respectively.

As of December 31, 2025, future payments of operating lease liabilities are as follows (in thousands):

As of December 31, 2025
2026	$12,958
2027	13,329
2028	13,712
2029	13,354
2030 and thereafter	30,640
Total future payments of operating lease liabilities	83,993
Less: imputed interest	(22,389)
Present value of operating lease liabilities	$61,604

As of December 31, 2025, the weighted average remaining lease term was 6.3 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 9.9%. As of December 31, 2024, the weighted average remaining lease term was 7.3 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 10.0%.

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

The Company recorded $3.6 million in interest expense for the year ended December 31, 2024. The effective interest rate on the Loan Agreement, including the amortization of the debt discount and issuance costs, and accretion of the Exit Fee, was 12.61% upon extinguishment.

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

The Company recorded $2.8 million and $0.1 million in interest expense for the years ended December 31, 2025 and 2024, respectively. The effective interest rate on the SVB Loan Agreement, including the amortization of the debt discount and issuance costs, and accretion of the Exit Fee, was 8.46% at December 31, 2025.

Future principal payments as of December 31, 2025 are as follows (in thousands):

2027	$4,063
2028	16,250
2029	12,187
Total principal payments	32,500
Plus: Final payment fee	1,625
Less: unamortized debt discount and final fee	(1,591)
Total debt	$32,534

12. Retirement Plan

The Company initiated a defined contribution plan under Section 401(k) of the IRC (the Plan) covering all qualified employees effective January 1, 2019. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. The Company made contributions to the Plan of $1.3 million and $1.0 million for the years ended December 31, 2025 and 2024, respectively.

13. Restructuring

On November 3, 2025, following the Company's alignment with the U.S. Food and Drug Administration (FDA) on the registrational path forward for the TSC-101 program, the Company made the strategic decision to prioritize clinical development of its heme program and pause further enrollment in its solid tumor Phase 1 trial, while focusing its preclinical efforts on in vivo engineering for solid tumors and target discovery in autoimmunity. Pursuant to this strategy, the Company also implemented a workforce reduction of approximately 30%, or 66 roles. As part of this strategic restructuring, the Company incurred expenses of approximately $2.0 million for severance-related benefits and other costs, of which $1.6 million is included in research and development expenses and $0.4 million is included in general and administrative expenses in the accompanying consolidated statements of operations.

Approximately $1.0 million of accrued severance-related benefits and other costs are included in accrued expenses on the consolidated balance sheet as of December 31, 2025. These payments are expected to be completed in the fourth quarter of 2026.

The following table summarizes the Company's liability recognized in connection with the restructuring (in thousands):

Balance as of January 1, 2025	$-
Severance-related benefits and other costs	2,041
Cash payments	(1,026)
Balance as of December 31, 2025	$1,015

14. Segment Reporting

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

	Year Ended December 31,
	2025	2024
Revenue:
Collaboration and license revenue	$10,325	$2,816
Operating expenses:
Research and development:
Laboratory supplies, research materials and studies	35,157	31,468
Personnel expenses	33,904	31,742
Facility-related and other	20,068	16,669
Clinical studies	16,847	19,245
Stock-based compensation	5,964	4,846
Depreciation expense	2,210	3,380
General and administrative:
Personnel expenses	11,415	10,900
Legal and professional fees	7,217	7,380
Facility-related and other	6,958	6,576
Stock-based compensation	5,742	4,703
Depreciation expense	656	728
Other (expense) income:
Interest and other income, net	8,816	12,065
Interest expense	(2,769)	(3,653)
Loss on extinguishment of debt	-	(1,090)
Net Loss	$(129,766)	$(127,499)

15. Net Loss Per Share

Net Loss Per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share data):

	Year Ended
	December 31,
	2025	2024
Numerator:
Net loss	$(129,766)	$(127,499)
Denominator:
Weighted-average common shares outstanding, basic and diluted	129,777,415	111,990,417
Net loss per share, basic and diluted	$(1.00)	$(1.14)

The 73,011,767 shares of the Company's common stock issuable upon exercise of the Pre-Funded Warrants described in Note 6 are included as outstanding common stock in the calculation of basic and diluted net loss per share.

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

	December 31,
	2025	2024
Options to purchase common stock	16,004,393	12,467,782
Potential shares issuable under the ESPP	167,703	138,133
Total	16,172,096	12,605,915