Form 10-Q
period 2026-03-31
TScan Therapeutics, Inc.
filed 2026-05-06
CIK 1783328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________to_____________________________________________________

Commission File Number:	001-40603

TSCAN THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	82-5282075
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
830 Winter Street, Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

(857) 399-9500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Voting Common Stock, $0.0001 par value per share	TCRX	The Nasdaq Global Market, LLC

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

As of May 1, 2026, the registrant had 61,074,229 shares of voting common stock, $0.0001 par value per share, and 4,276,588 shares of non-voting common stock, $0.0001 par value per share, outstanding.

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

.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TScan Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$128,057	$152,406
Prepaid expenses and other current assets	4,709	4,802
Total current assets	132,766	157,208
Property and equipment, net	8,120	8,706
Right-of-use assets	56,006	57,743
Restricted cash	5,031	5,031
Long-term deposit and other assets	68	101
Total assets	$201,991	$228,789
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,303	$1,241
Accrued expenses and other current liabilities	8,592	7,668
Operating lease liability, current portion	7,438	7,167
Deferred revenue, current portion	1,637	2,619
Total current liabilities	19,970	18,695
Operating lease liability, net of current portion	52,445	54,437
Long-term debt and accrued interest	32,654	32,534
Total liabilities	105,069	105,666
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2026 and December 31, 2025	-	-
Voting common stock, $0.0001 par value; 300,000,000 shares authorized; 55,824,722 and 52,625,035 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	6	5
Non-voting common stock, $0.0001 par value; 10,000,000 shares authorized; 4,276,588 shares issued and outstanding at March 31, 2026 and December 31, 2025	1	1
Additional paid-in capital	630,443	627,979
Accumulated other comprehensive loss	-	-
Accumulated deficit	(533,528)	(504,862)
Total stockholders' equity	96,922	123,123
Total liabilities and stockholders' equity	$201,991	$228,789

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TScan Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue:
Collaboration and license revenue	$982	$2,171
Operating expenses:
Research and development	21,904	29,788
General and administrative	8,217	8,633
Total operating expenses	30,121	38,421
Loss from operations	(29,139)	(36,250)
Other (expense) income:
Interest and other income, net	1,162	2,802
Interest expense	(689)	(679)
Total other income	473	2,123
Net loss	$(28,666)	$(34,127)
Net loss per share, basic and diluted	$(0.22)	$(0.26)
Weighted average common shares outstanding—basic and diluted	129,913,376	129,678,572
Comprehensive loss:
Net Loss	$(28,666)	$(34,127)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	-	(55)
Comprehensive loss	$(28,666)	$(34,182)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TScan Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

					Additional	Accumulated Other		Total
	Common Stock		Non-voting Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at January 1, 2025	52,314,039	$5	4,276,588	$1	$616,009	$51	$(375,096)	$240,970
Stock-based compensation expense	-	-	-	-	3,414	-	-	3,414
Net loss	-	-	-	-	-	-	(34,127)	(34,127)
Unrealized loss on available-for-sale securities	-	-	-	-	-	(55)	-	(55)
Balances at March 31, 2025	52,314,039	$5	4,276,588	$1	$619,423	$(4)	$(409,223)	$210,202
Balances at January 1, 2026	52,625,035	$5	4,276,588	$1	$627,979	$-	$(504,862)	$123,123
Issuance of common stock upon exercise of pre-funded warrants	3,199,687	1	-	-	(1)	-	-	-
Stock-based compensation expense	-	-	-	-	2,465	-	-	2,465
Net loss	-	-	-	-	-	-	(28,666)	(28,666)
Balances at March 31, 2026	55,824,722	$6	4,276,588	$1	$630,443	$-	$(533,528)	$96,922

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TScan Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(28,666)	$(34,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	693	678
Accretion of marketable securities	-	(1,277)
Non-cash interest expense related to note payable	120	110
Stock-based compensation	2,465	3,414
Changes in current assets and liabilities:
Prepaid expenses and other assets	126	(524)
Right-of-use assets and lease liabilities, net	16	1,167
Accounts payable	1,045	558
Accrued expense and other liabilities	904	(5,414)
Deferred revenue	(982)	(2,171)
Net cash used in operating activities	(24,279)	(37,586)
Cash flows from investing activities:
Purchases of property and equipment	(70)	(1,532)
Purchases of marketable securities	-	(60,938)
Maturities of marketable securities	-	76,000
Net cash provided by (used in) investing activities	(70)	13,530
Cash flows from financing activities:
Cash paid for debt issuance costs	-	(400)
Cash paid for financing costs	-	(125)
Net cash used in financing activities	-	(525)
Net (decrease) increase in cash, cash equivalents and restricted cash	(24,349)	(24,581)
Cash, cash equivalents, and restricted cash - beginning of period	157,437	183,720
Cash, cash equivalents, and restricted cash - end of period	$133,088	$159,139
Summary of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:
Cash and cash equivalents	128,057	154,108
Restricted cash	5,031	5,031
Total cash, cash equivalents, and restricted cash	$133,088	$159,139
Supplemental disclosure of cash flow information:
Cash paid for interest	$569	$569
Supplemental disclosure of non-cash investing and financing activities:
Financing costs not yet paid	$-	$75
Purchase of property and equipment in accounts payable and accrued liabilities	44	339

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

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (the SEC) regarding interim financial reporting, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Management believes that the interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of its operations and cash flows. The condensed consolidated financial statements include the accounts of TScan Therapeutics, Inc. and its subsidiary, TScan Securities Corporation. All intercompany balances and transactions have been eliminated in consolidation. The results for the three months ended March 31, 2026, are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 4, 2026. In the opinion of the Company’s management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included.

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

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from sales of capital stock, payments received under its license and collaboration agreements and debt financings. Since its inception, the Company has incurred recurring losses, including net losses of $28.7 million and $34.1 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company had an accumulated deficit of $533.5 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash and cash equivalents as of March 31, 2026, will be sufficient to fund the Company’s operations for at least the next 12 months from the date of the issuance of these financial statements.

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

2. Summary of Significant Accounting Policies

The accounting policies of the Company are set forth in Note 2 to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, the accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies therein.

Recently Adopted Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (ASU) 2024-04, Debt-Debt with Conversions and Other Options. ASU 2024-04 is intended to clarify requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company adopted this guidance as of January 1, 2026, and there was no impact on the consolidated financial statements.

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

3. Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, the assets carried at fair value (in thousands):

	Fair value measurements at March 31, 2026 using
	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents – money market funds	$123,891	$-	$-	$123,891
Total financial assets	$123,891	$-	$-	$123,891

	Fair value measurements at December 31, 2025 using
	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents – money market funds	$146,196	$-	$-	$146,196
Cash equivalents - government securities	1,987	-	-	$1,987
Total financial assets	$148,183	$-	$-	$148,183

Money market funds and government securities are valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. There were no transfers among Level 1, Level 2, or Level 3 categories in the periods presented.

Assets and Liabilities Not Carried at Fair Value

The carrying value of accounts payable and accrued expenses that are reported on the condensed consolidated balance sheets approximate fair value due to the short-term nature of these liabilities. Based on the borrowing rates currently available to the Company for bank loans with similar maturities, the fair value of long-term debt is approximately equal to its carrying amount as of March 31, 2026.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accrued employee compensation and benefits	$4,757	$4,145
Accrued research and development	2,739	2,458
Accrued consulting and professional services	584	568
Accrued legal services and license fee	316	301
Other	196	196
Total accrued expenses and other current liabilities	$8,592	$7,668

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

The Pre-Funded Warrants are immediately exercisable subject to certain ownership limitations, have an exercise price of $0.0001 per share, may be exercised at any time and do not expire. The Pre-Funded Warrants were determined to be equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of common shares upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, the Pre-Funded Warrants do not provide any guarantee of value or return. As such, proceeds received from the issuance from the Pre-Funded Warrants were recorded as a component of stockholders’ equity within additional paid-in capital. During the three months ended March 31, 2026, the Company issued an aggregate of 3,199,687 shares of its common stock pursuant to the cashless exercise of 3,200,000 Pre-Funded Warrants at a weighted average exercise price of $0.0001 per share. The Company did not issue any common stock pursuant to the exercise of Pre-Funded Warrants during the three months ended March 31, 2025.

Common Stock Reserved for Future Issuance

The Company has reserved the following shares of common stock for future issuance:

	March 31,	December 31,
	2026	2025
Stock options outstanding	20,385,968	16,004,393
Pre-Funded Warrants outstanding	69,811,767	73,011,767
Shares available for future grant under 2021 Plan	8,246,983	7,432,023
Shares available for future issuance under 2021 ESPP	1,885,582	1,316,566
Total shares of common stock reserved	100,330,300	97,764,749

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

The $30.0 million up-front payment was invoiced in June 2023 and was fully collected in July 2023. During the three months ended March 31, 2026 and 2025, the Company recognized $1.0 million and $2.2 million, respectively, of revenue associated with the Amgen Agreement. As of March 31, 2026, the Company recorded $1.6 million of deferred revenue which is classified as short-term.

7. Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating lease agreements. There have been no material changes to the Company's leases during the period ended March 31, 2026.

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

The Company recorded $0.7 million and $0.7 million in interest expense for the three months ended March 31, 2026 and 2025, respectively. The effective interest rate on the SVB Loan Agreement, including the amortization of the debt discount and issuance costs, and accretion of the Exit Fee, was 8.46% at March 31, 2026.

Future principal payments as of March 31, 2026 are as follows (in thousands):

2027	$4,063
2028	16,250
2029	12,187
Total principal payments	32,500
Plus: Final payment fee	1,625
Less: unamortized debt discount and final fee	(1,471)
Total debt	$32,654

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

	Three Months Ended March 31,
	2026	2025
Revenue:
Collaboration and license revenue	$982	$2,171
Operating expenses:
Research and development:
Personnel expenses	8,331	8,816
Facility-related and other	4,565	5,548
Laboratory supplies, research materials and studies	4,278	9,489
Clinical studies	2,890	3,695
Stock-based compensation	1,231	1,738
Depreciation expense	609	502
General and administrative:
Personnel expenses	3,517	3,019
Legal and professional fees	1,692	1,954
Facility-related and other	1,690	1,808
Stock-based compensation	1,234	1,676
Depreciation Expense	84	176
Other (expense) income:
Interest and other income, net	1,162	2,802
Interest expense	(689)	(679)
Net loss	$(28,666)	$(34,127)

10. Net Loss Per Share

Net Loss Per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2026	2025
Numerator:
Net loss	$(28,666)	$(34,127)
Denominator:
Weighted-average common shares outstanding, basic and diluted	129,913,376	129,678,572
Net loss per share, basic and diluted	$(0.22)	$(0.26)

The 69,811,767 shares of the Company's common stock issuable upon exercise of the Pre-Funded Warrants described in Note 5 are included as outstanding common stock in the calculation of basic and diluted net loss per share.

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

	March 31,
	2026	2025
Options to purchase common stock	20,385,968	17,324,388
Potential shares issuable under the ESPP	158,724	261,637
Total	20,544,692	17,586,025

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (Quarterly Report), and our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 4, 2026. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” and “Special Note Regarding Forward-Looking Statements” sections of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

We are also in early stages of developing methods to engineer TCR-T cells in vivo to treat solid tumors. One of the challenges of treating solid tumors is that they are heterogeneous – not every tumor cell expresses a given target. To address this challenge, we are developing what we refer to as multiplex TCR-T therapy, in which we treat a patient with more than one TCR-T therapy product candidate at a time. We are designing these multiplex therapies to be a simultaneous administration of up to three highly active TCR-Ts that are customized for each patient based on which targets are expressed in their tumors. We believe an in vivo approach represents a promising and cost-efficient way to deliver off-the-shelf, multiplexed TCR-T therapy for solid tumors.

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

We have incurred significant operating losses since our inception. We reported net losses of $28.7 million and $34.1 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $533.5 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect that our expenses and capital expenditure requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

Results of Operations

Three months ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Revenue
Collaboration and license revenue	$982	$2,171	$(1,189)
Operating expenses:
Research and development	21,904	29,788	(7,884)
General and administrative	8,217	8,633	(416)
Total operating expenses	30,121	38,421	(8,300)
Loss from operations	(29,139)	(36,250)	7,111
Other (expense) income:
Interest and other income, net	1,162	2,802	(1,640)
Interest expense	(689)	(679)	(10)
Total other income	473	2,123	(1,650)
Net loss	$(28,666)	$(34,127)	$5,461

Revenue

Revenue for the first quarter of 2026 was $1.0 million, compared to $2.2 million for the first quarter of 2025. The decrease was primarily due to the timing of research activities performed pursuant to our collaboration agreement with Amgen which commenced in May 2023.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Personnel expenses	$8,331	$8,816	$(485)
Facility-related and other	4,565	5,548	(983)
Laboratory supplies, research materials and studies	4,278	9,489	(5,211)
Clinical studies	2,890	3,695	(805)
Stock-based compensation	1,231	1,738	(507)
Depreciation expense	609	502	107
Total research and development expenses	$21,904	$29,788	$(7,884)

Research and development expenses decreased $7.9 million and was primarily attributable to a $5.2 million decrease in laboratory supplies, research materials and studies driven by the timing in the purchase of supplies and consumables. There was also a $1.0 million decrease in facility-related expenses related to the timing of tenant improvements at the 830 Winter Street expansion space. Clinical expenses decreased by $0.8 million and personnel expenses decreased by $0.5 million in connection with our strategic decision in November 2025 to prioritize the clinical development of our heme program, upon which we paused enrollment in the solid tumor Phase 1 trial and reduced our headcount. Research and development expenses included non-cash stock compensation expense of $1.2 million and $1.7 million for the first quarter of 2026 and 2025, respectively.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Personnel expenses	$3,517	$3,019	$498
Legal and professional fees	1,692	1,954	(262)
Facility-related and other	1,690	1,808	(118)
Stock-based compensation	1,234	1,676	(442)
Depreciation expense	84	176	(92)
Total general and administrative expenses	$8,217	$8,633	$(416)

General and administrative expenses decreased by $0.4 million and was primarily attributable to a $0.3 million decrease in legal and professional fees, offset by a $0.5 million increase in personnel expenses. General and administrative expenses included non-cash stock compensation expense of $1.2 million and $1.7 million for the first quarter of 2026 and 2025, respectively.

Other (Expense) Income

Other income has decreased $1.7 million in the three months ended March 31, 2026 compared to the same period in 2025 primarily due to a decrease in interest income attributable to lower cash balances available for investment.

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

As of March 31, 2026, we had cash and cash equivalents of $128.1 million, excluding restricted cash of $5.0 million, which is expected to fund operations into the second half of 2027.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Net cash used in operating activities	$(24,279)	$(37,586)	$13,307
Net cash provided by (used in) investing activities	(70)	13,530	(13,600)
Net cash used in financing activities	-	(525)	525
Net (decrease) increase in cash, cash equivalents and restricted cash	$(24,349)	$(24,581)	$232

Operating Activities

During the three months ended March 31, 2026, net cash used in operating activities of $24.3 million was primarily driven by our net loss of $28.7 million, partially offset by non-cash charges of $3.3 million related to depreciation expense, stock-based compensation, and non-cash interest expense related to note payable. During the three months ended March 31, 2026, working capital changes contributed $1.1 million. The change in working capital was primarily driven by timing of vendor payments.

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

Investing Activities

During the three months ended March 31, 2026, net cash used in investing activities was $0.1 million, primarily related to the purchases of property and equipment.

During the three months ended March 31, 2025, net cash used in investing activities was $13.5 million, primarily related to the purchases and maturities of marketable securities, and the purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2026, no net cash was provided by or used in financing activities.

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

There have been no material changes to our critical accounting policies and estimates from those disclosed in our financial statements and the related notes and other financial information included in our Annual Report on Form 10-K filed with the SEC on March 4, 2026.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial and Accounting Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors denoted with a “*”, if any, are newly added or have been materially updated from our Annual Report on Form 10-K filed with the SEC on March 4, 2026.

RISK FACTORS

Risks Related to Our Business and Industry

We have incurred significant losses since inception, and we expect to incur losses over the next several years and may not be able to achieve or sustain revenues or profitability in the future.

Investment in biotechnology product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We are still in the early stages of development of our product candidates and have initiated clinical trials for certain of our product candidates. We have no products licensed for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We have financed our operations primarily through equity and debt issuances, borrowings under secured loan agreements and upfront payments under our existing or previous collaborations.

We have incurred significant net losses in each period since our inception in April 2018. For the three months ended March 31, 2026 and the years ended December 31, 2025 and 2024, we reported net losses of $28.7 million, $129.8 million, and $127.5 million, respectively. As of March 31, 2026, we had an accumulated deficit of $533.5 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

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

As of March 31, 2026, we had $128.1 million in cash and cash equivalents. We believe that our existing cash and cash equivalents will enable us to fund our current operating plan into the second half of 2027. Accordingly, our existing cash and cash equivalents will not be sufficient for us to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources. We may also need to raise additional funds sooner if we choose to pursue additional indications for our product candidates or otherwise expand more rapidly than we presently anticipate.

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

In addition, political developments impacting government spending and international trade, including changes in trade agreements, potential government shutdowns, trade disputes and tariffs, including tariffs that have been or may in the future be imposed by the U.S. or other countries and future legislation or actions taken by the U.S. or other countries that restrict trade, and protectionist or retaliatory measures taken by the U.S. or other countries, may negatively impact markets and cause weaker macroeconomic conditions. For example, in 2025, the U.S. imposed substantial tariffs on imports from its trading partners, including, without limitation, Canada, Mexico, the EU and China. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. While certain tariffs were subsequently suspended, modified, or temporarily reduced, we cannot predict the results of the U.S. government's trade negotiations or the outcome of ongoing legal challenges to specific tariff policies. The impact of tariffs has already been seen, and we expect will continue to be seen, in global markets. In addition, the Trump administration has expressed an intent to impose tariffs on pharmaceutical imports, with the stated policy objective of reshoring pharmaceutical manufacturing to the United States. Among other means, such tariffs may be imposed by the United States under Section 232 of the Trade Expansion Act of 1962, as amended, pursuant to which the U.S. Department of Commerce recently initiated an investigation to determine the effects of importing pharmaceuticals and pharmaceutical ingredients on national security. Historically, tariffs have led to increased trade and political tensions. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any of the abovementioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of any political instability and resulting market disruptions are impossible to predict but could be substantial. Any such disruptions may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section. We are continuing to monitor global capital markets and assessing the potential impact of these factors on our business.

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

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our suppliers, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a supplier may determine that it will no longer deal with us as a customer. In addition, a supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on us, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. Any supplier bankruptcy or insolvency, or any breach or default by a supplier, or the loss of any significant supplier relationships, could result in material losses to us and may have material adverse impacts on our business.

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
•
educating medical personnel regarding the potential side effect profiles related to our product candidates, such as the potential adverse side effects related to cytokine release syndrome, graft vs host disease (GvHD), neurotoxicity or autoimmune or rheumatologic disorders, which are the most common adverse side effects associated with engineered T cell therapies;
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

In developing our product candidates, we have not exhaustively explored different options in the design of the TCR construct and in the methods for manufacturing TCR-T therapies. We may find that our existing TCR-T therapy product candidates and manufacturing process may be substantially improved with future design or process changes, necessitating development of new or additional TCR constructs and further clinical testing, which may delay the commercial launch of our product candidates. For example:

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

We are early in our development efforts. We have initiated clinical trials for some of our product candidates, and other product candidates are still in preclinical development. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend significantly on the successful development and eventual commercialization of one or more of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

Although many of our personnel have extensive experience in clinical development and manufacturing at other companies, we have limited experience as a company in conducting clinical trials at TScan. In part because of this lack of experience, we cannot be certain that our ongoing preclinical studies or clinical trials will be completed on time or that the planned preclinical studies and clinical trials will begin or be completed on time, if at all. Large-scale clinical trials would require significant additional financial and management resources and reliance on third-party clinical investigators, contract research organizations (CROs) and consultants. Relying on third-party clinical investigators, CROs and consultants may force us to encounter delays that are outside of our control.

Although we have expanded our existing cell manufacturing facility, we have limited direct experience as a company in expanding or managing a manufacturing facility. In part because of this lack of experience, we cannot be certain that any further expansion of our existing manufacturing facility will be completed on time, if at all, or if the planned clinical trials will begin or be completed on time, if at all. In part because of our limited experience, we may have unacceptable or inconsistent product quality success rates and yields, and we may be unable to maintain adequate quality control, quality assurance and qualified personnel. In addition, when we switch from manufacturing in our own facility to manufacturing in a different facility (for example, at an external CDMO) for one or more of our product candidates or make changes to our manufacturing process, we may need to conduct additional preclinical studies to bridge our modified product candidates to earlier versions. Failure to successfully further expand our existing manufacturing capabilities could adversely affect our process and clinical development timelines, regulatory approvals, and the commercial viability of our product candidates.

Our business is highly dependent on our current product candidates, and we must complete IND-enabling studies and clinical testing before we can seek regulatory approval and begin commercialization of any of our product candidates.

There is no guarantee that any of our product candidates will proceed through preclinical or clinical development or achieve regulatory approval. The process for obtaining marketing approval for any product candidate is very long and risky and there will be significant challenges for us to address in order to obtain marketing approval as planned, if at all.

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

We may experience delays in obtaining the FDA’s clearance to initiate clinical trials under future IND applications, completing ongoing preclinical studies of our other product candidates, and initiating or completing our planned preclinical studies and clinical trials. Additionally, we cannot be certain that preclinical studies or clinical trials for our product candidates will begin on time, not require redesign, enroll an adequate number of subjects on time, or be completed on schedule, if at all. Clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

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

We may not be able to file IND applications or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed on the timelines we expect, or at all.

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

In solid tumor patients, autoimmunity may occur after TCR-T treatment. TCR-T therapies are generated from a patient’s own T cells isolated from their peripheral blood. There is a risk that this process will expand a patient’s own T cells that have autoreactivity, or that may recognize healthy cells, and upon re-infusion may trigger an autoimmune reaction resulting in damage to normal tissues and potentially even death.

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

Specifically, by genetically engineering T cell therapies, we face significant competition in the T cell immunotherapy space from many companies. For additional information regarding our competition, see “Item 1. Business – Competition” in our Annual Report on Form 10-K filed with the SEC on March 4, 2026. Even if we obtain regulatory approval of our product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances. Moreover, the development and manufacturing costs associated with engineered T cell therapies may make it difficult to compete with alternative products that may be simpler and cheaper to develop and manufacture.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a BLA, to market the same biologic for the same approved use or indication for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan drug exclusivity or if FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. As a result, even if one of our product candidates receives orphan exclusivity, the FDA can still approve other drugs that have a different active ingredient for use in treating the same indication or disease. Furthermore, the FDA can waive orphan exclusivity if we are unable to manufacture sufficient supply of our product.

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

We may seek approval of our current product candidates or future product candidates using the FDA’s Accelerated Approval pathway. A product may be eligible for Accelerated Approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (IMM) that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA requires that a sponsor of a drug or biologic receiving Accelerated Approval perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving Accelerated Approval, which could adversely impact the timing of the commercial launch of the product. Even if we do receive Accelerated Approval, we may not experience a faster development, regulatory review or approval process for that product. Approval of a product may be withdrawn if these trials fail to verify clinical benefit or do not demonstrate sufficient clinical benefit to justify the risks associated with the product. In addition, receiving Accelerated Approval does not provide assurance of ultimate FDA approval.

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
•
under FDORA, sponsors of approved drugs and biologics must provide six months’ notice to the FDA of any changes in marketing status, or for discontinuing or interrupting supply of certain drugs, including the withdrawal of a product, and failure to do so could result in a letter citing such failure to comply as well as the public posting of such letter and redacted company response;
•
revisions to the labeling, including limitation on approved uses or the addition of additional warnings, contraindications or other safety information, including boxed warnings;
•
imposition of a REMS, which may include distribution or use restrictions;
•
requirements to conduct additional post-market clinical trials to assess the safety of the product;
•
fines, warning letters, FDA Form 483s, or holds on clinical trials;
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

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drugs vary widely from country to country. In the U.S., recently enacted legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if any product candidates we may develop obtain marketing approval. For more information, please see “Item 1. Business – Government Regulation – Coverage and Reimbursement” in our Annual Report on Form 10-K filed with the SEC on March 4, 2026.

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

Our revenue prospects could be affected by changes in healthcare spending and policy in the U.S. and abroad. We operate in a highly regulated industry and new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could negatively impact our business, operations and financial condition. For more information on healthcare laws and regulations that may impact us, please see “Item 1. Business – Government Regulation – Healthcare Legislative Reform” in our Annual Report on Form 10-K field with the SEC on March 4, 2026.

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

With the change in the U.S. presidential administration in 2025, there is substantial uncertainty as to the extent and nature of how the Trump administration will continue to seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. This uncertainty could present new challenges and/or opportunities as we navigate development of our product candidates. Additionally, the Trump administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new product candidates. Also, state governments may seek to address or react to changes at the federal level with changes to their regulatory frameworks in a manner that could impact our operations. Any delay in obtaining, or our inability to obtain, applicable regulatory approvals would delay or prevent development and commercialization of our product candidates and could materially adversely impact our business and prospects.

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

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to: comply with the regulations of the FDA and other similar foreign regulatory authorities, provide true, complete and accurate information to the FDA and other similar foreign regulatory authorities, comply with manufacturing standards we have established, comply with healthcare fraud and abuse laws in the U.S. and similar foreign fraudulent misconduct laws or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the U.S., our potential exposure under such laws and regulations will increase significantly, and our costs associated with compliance with such laws and regulations are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. For more information, please see “Item 1. Business – Government Regulation – Anti-Kickback and False Claims Laws and Other Regulatory Matters” in our Annual Report on Form 10-K filed with the SEC on March 4, 2026.

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

Similar laws have been passed in numerous other states and a number of other states have proposed new privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. In addition, laws in all 50 U.S. states require businesses to provide notice to individuals if certain of their personal information has been disclosed as a result of a qualifying data breach. There are also states that are specifically regulating health information. For example, Washington’s My Health My Data Act. The My Health My Data Act imposes new state restrictions and requirements on the processing and sale of consumer health data and creates a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric data specifically. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we may likely become subject, if enacted.

Moreover, U.S. regulators and legislators are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Department of Justice's April 8, 2025 Final Rule on "Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern" prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs.

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

Significantly, the GDPR imposes strict rules on the transfer of personal data out of the EEA and UK to other regions outside the EEA/UK, or third countries, that have not been deemed to offer “adequate” privacy protections by the competent data protection authorities, including the U.S. in certain circumstances, unless a derogation exists or adequate international transfer safeguards are put in place, such as, for example, the European Commission approved Standard Contractual Clauses (the EU SCCs) and the UK International Data Transfer Agreement/Addendum (the UK IDTA). Where relying on the EU SCCs or UK IDTA for data transfers, we may also be required to carry out transfer impact assessments on the transfers made pursuant to the EU SCCs and UK IDTA, on a case-by-case basis, to ensure the law in the recipient country provides “essentially equivalent” protections to safeguard the transferred personal data as provided in the EEA and UK, and may be required to adopt supplementary measures if this standard is not met. Further, the EU and the U.S. have adopted its adequacy decision for the EU-U.S. Data Privacy Framework (Framework), which entered into force on July 10, 2023. This Framework provides that the protection of personal data transferred between the EU and the U.S. is comparable to that offered in the EU. This provides a further avenue to ensuring transfers to the U.S. are carried out in line with GDPR. There has been an extension to the Framework to cover UK transfers to the U.S. The Framework could be challenged like its predecessor frameworks. The international transfer obligations under the EEA and UK data protection regimes will require significant effort and cost and may result in us needing to make strategic considerations around where EEA and UK personal data is located and which service providers we can utilize for the processing of EEA and UK personal data. Any inability to transfer personal data from the EEA to the U.S. in compliance with data protection laws may impede our ability to conduct trials and may adversely affect our business and financial position.

Although the UK is regarded as one of the third countries under the EU GDPR, the European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EEA member states to the UK without additional safeguards. In December 2025, the European Commission adopted a decision to extend the validity of the UK adequacy decision for six years until December 2031, determining that the UK continues to offer a level of data protection that is “essentially equivalent” to the EU standards. This follows the UK’s adoption of the Data (Use and Access) Act 2025 on June 19, 2025. The Data (Use and Access) Act 2025 may have the effect of further altering the similarities between the UK and EEA data protection regime. The competent authorities in the EEA Member States may interpret GDPR obligations slightly differently from country to country and therefore we do not expect to operate in a uniform legal landscape in the EEA. The European Commission has also proposed reforms under the “Digital Omnibus” package, which, if adopted, may further modify EU GDPR-related requirements, including by clarifying the scope of “personal data” and the treatment of coded or de-identified data, potentially requiring further adjustments to our European privacy compliance framework.

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

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product candidate in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues, if any, we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval. For more information, please see “Item 1. Business – Government Regulation – Coverage and Reimbursement” in our Annual Report on Form 10-K filed with the SEC on March 4, 2026.

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

We are a party to technology licenses, including in-license agreements with BWH and the Provincial Health Services Authority, and we may enter into additional licenses in the future. Such licenses do, and may in the future, impose commercial, contingent payment, royalty, insurance, indemnification, and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate the license, in which event we could lose valuable rights under our collaboration agreements and our ability to develop product candidates could be impaired. Additionally, should any such license agreement be terminated for any reason, there may be a limited number of replacement licensors, and a significant amount of time may be required to transition to a replacement licensor.

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

Currently, our patents and patent applications are directed to our TCR-T therapy product candidates and accompanying technologies. We seek or plan to seek patent protection for our proprietary platform and product candidates by filing and prosecuting patent applications in the U.S. and other countries as appropriate. Our patent portfolio also includes patent families exclusively licensed from BWH, which include issued and pending U.S. and foreign non-provisional patent applications. Any patents that have issued or may issue from any non-provisional patent applications claiming priority to these provisional patent applications would be expected to expire on various dates from 2038 through 2047, in each case without taking into account any possible patent term adjustments or extensions.

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

Our commercial success depends in part on our avoiding infringement, misappropriation or other violation of the patents and proprietary rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries. We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product candidates and/or technologies infringe their intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidates or identifying potential product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of drugs, products or their methods of use or manufacture. Because of the large number of patents and patent applications in our fields, there is a risk that third parties may allege that they have patent rights encompassing our product candidates, technologies or methods.

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

As of May 1, 2026, we had 138 full-time employees and 1 part-time employee. As our development and commercialization plans and strategies develop, and as we continue operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

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

As of May 1, 2026, our executive officers, directors, and entities affiliated with such persons beneficially owned, in the aggregate, approximately 25% of our outstanding voting stock and approximately 30% of our outstanding common stock. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders, oppose them. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you or other stockholders may feel are in your or their best interest as one of our stockholders. This concentration of ownership might also have the effect of delaying or preventing a change of control of our Company that other stockholders may view as beneficial.

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

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

The following table discloses any officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) or director who adopted a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended March 31, 2026:

Name and Title	Type of Trading Arrangement	Action Taken (Date of Action)	Duration or End Date	Aggregate Number of Securities to be Sold	Description of Trading Arrangement
Gavin MacBeath Chief Executive Officer and Director	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5- 1(c)	Adoption (March 25, 2026)	November 15, 2026	1,521,518	Exercises of vested stock options and sales of shares of the Company’s common stock pursuant to the terms of the trading plan
Zoran Zdraveski Chief Legal and Strategy Officer	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5- 1(c)	Adoption (March 24, 2026)	November 15, 2026	547,477	Exercises of vested stock options and sales of shares of the Company’s common stock pursuant to the terms of the trading plan

Other than as disclosed above, no other officer or director adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended March 31, 2026.

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

31.2*

Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TScan Therapeutics, Inc.

Date: May 6, 2026	By:	/s/ Gavin MacBeath
Gavin MacBeath
Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2026	By:	/s/ Jason A. Amello
Jason A. Amello
Chief Financial Officer (Principal Financial and Accounting Officer)