Form 10-Q
period 2026-06-30
TScan Therapeutics, Inc.
filed 2026-08-12
CIK 1783328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________to_____________________________________________________

Commission File Number:	001-40603

TSCAN THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	82-5282075
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
830 Winter Street Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

(857) 399-9500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Voting Common Stock, $0.0001 par value per share	TCRX	The Nasdaq Global Market, LLC

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

As of August 7, 2026, the registrant had 63,502,667 shares of voting common stock, $0.0001 par value per share, and 4,276,588 shares of non-voting common stock, $0.0001 par value per share, outstanding.

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
•
the effects of global economic uncertainty and financial market volatility caused by political instability, new or increased international tariffs and retaliatory tariffs, changes in U.S. policy, changes in governmental agencies, changes in international trade relationships and conflicts, such as the ongoing conflicts in the Middle East and between Russia and Ukraine, on any of the foregoing or other aspects of our business or operations including our ability to obtain additional financing; and
•
our anticipated use of our existing cash resources, our ability to continue as a going concern, and our ability to obtain additional financing in the future.

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
•
We have identified conditions that raise substantial doubt about our ability to continue as a going concern.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TScan Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$100,156	$152,406
Prepaid expenses and other current assets	4,247	4,802
Total current assets	104,403	157,208
Property and equipment, net	7,743	8,706
Right-of-use assets	54,228	57,743
Restricted cash	5,031	5,031
Long-term deposit and other assets	47	101
Total assets	$171,452	$228,789
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,122	$1,241
Accrued expenses and other current liabilities	7,832	7,668
Operating lease liability, current portion	7,717	7,167
Deferred revenue, current portion	586	2,619
Current portion of long-term debt	11,707	-
Total current liabilities	30,964	18,695
Operating lease liability, net of current portion	50,397	54,437
Long-term debt, net	21,072	32,534
Total liabilities	102,433	105,666
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2026 and December 31, 2025	-	-
Voting common stock, $0.0001 par value; 600,000,000 shares authorized; 63,502,667 and 52,625,035 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	7	5
Non-voting common stock, $0.0001 par value; 10,000,000 shares authorized; 4,276,588 shares issued and outstanding at June 30, 2026 and December 31, 2025	1	1
Additional paid-in capital	632,898	627,979
Accumulated other comprehensive loss	-	-
Accumulated deficit	(563,887)	(504,862)
Total stockholders' equity	69,019	123,123
Total liabilities and stockholders' equity	$171,452	$228,789

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TScan Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Collaboration and license revenue	$1,051	$3,076	$2,033	$5,247
Operating expenses:
Research and development	23,402	32,634	45,306	62,422
General and administrative	8,142	9,095	16,359	17,728
Total operating expenses	31,544	41,729	61,665	80,150
Loss from operations	(30,493)	(38,653)	(59,632)	(74,903)
Other (expense) income:
Interest and other income, net	833	2,390	1,995	5,192
Interest expense	(699)	(689)	(1,388)	(1,368)
Total other income	134	1,701	607	3,824
Net loss	$(30,359)	$(36,952)	$(59,025)	$(71,079)
Net loss per share, basic and diluted	$(0.23)	$(0.28)	$(0.45)	$(0.55)
Weighted average common shares outstanding—basic and diluted	129,948,878	129,730,451	129,931,225	129,704,655
Comprehensive loss:
Net loss	$(30,359)	$(36,952)	$(59,025)	$(71,079)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	-	-		(55)
Comprehensive loss	$(30,359)	$(36,952)	$(59,025)	$(71,134)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TScan Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

					Additional	Accumulated Other		Total
	Common Stock		Non-voting Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at March 31, 2025	52,314,039	$5	4,276,588	$1	$619,423	$(4)	$(409,223)	$210,202
Issuance of common stock under employee stock purchase plan	157,366	-	-	-	191	-	-	$191
Stock-based compensation expense	-	-	-	-	3,273	-	-	3,273
Net loss	-	-	-	-	-	-	(36,952)	(36,952)
Unrealized loss on available-for-sale securities	-	-	-	-	-	-	-	-
Balances at June 30, 2025	52,471,405	$5	4,276,588	$1	$622,887	$(4)	$(446,175)	$176,714
Balances at March 31, 2026	55,824,722	$6	4,276,588	$1	$630,443	$-	$(533,528)	$96,922
Issuance of common stock upon exercise of pre-funded warrants	7,564,290	1	-	-	(1)	-	-	-
Issuance of common stock under employee stock purchase plan	113,655	-	-	-	99	-	-	99
Stock-based compensation expense	-	-	-	-	2,357	-	-	2,357
Net loss	-	-	-	-	-	-	(30,359)	(30,359)
Balances at June 30, 2026	63,502,667	$7	4,276,588	$1	$632,898	$-	$(563,887)	$69,019

					Additional	Accumulated Other		Total
	Common Stock		Non-voting Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at January 1, 2025	52,314,039	$5	4,276,588	$1	$616,009	$51	$(375,096)	$240,970
Issuance of common stock under employee stock purchase plan	157,366	-	-	-	191	-	-	191
Stock-based compensation expense	-	-	-	-	6,687	-	-	6,687
Net loss	-	-	-	-	-	-	(71,079)	(71,079)
Unrealized loss on available-for-sale securities	-	-	-	-	-	(55)	-	(55)
Balances at June 30, 2025	52,471,405	$5	4,276,588	$1	$622,887	$(4)	$(446,175)	$176,714
Balances at January 1, 2026	52,625,035	$5	4,276,588	$1	$627,979	$-	$(504,862)	123,123
Issuance of common stock upon exercise of pre-funded warrants	10,763,977	2	-	-	(2)	-	-	-
Issuance of common stock under employee stock purchase plan	113,655	-	-	-	99	-	-	99
Stock-based compensation expense	-	-	-	-	4,822	-	-	4,822
Net loss	-	-	-	-	-	-	(59,025)	(59,025)
Balances at June 30, 2026	63,502,667	$7	4,276,588	$1	$632,898	$-	$(563,887)	$69,019

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TScan Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(59,025)	$(71,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,392	1,376
Accretion of marketable securities	-	(2,063)
Non-cash interest expense related to note payable	245	224
Stock-based compensation	4,822	6,687
Loss on disposal of property and equipment	99	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	609	(489)
Right-of-use assets and lease liabilities, net	25	2,355
Accounts payable	1,888	123
Accrued expense and other liabilities	164	(2,741)
Deferred revenue	(2,033)	(5,246)
Net cash used in operating activities	(51,814)	(70,853)
Cash flows from investing activities:
Purchases of property and equipment	(563)	(2,811)
Proceeds from sale of property and equipment	28	-
Purchases of marketable securities	-	(87,472)
Maturities of marketable securities	-	152,250
Net cash (used in) provided by investing activities	(535)	61,967
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	99	191
Cash paid for debt issuance costs	-	(400)
Cash paid for financing costs	-	(200)
Net cash provided by (used in) financing activities	99	(409)
Net increase (decrease) in cash, cash equivalents and restricted cash	(52,250)	(9,295)
Cash, cash equivalents, and restricted cash - beginning of period	157,437	183,720
Cash, cash equivalents, and restricted cash - end of period	$105,187	$174,425
Summary of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:
Cash and cash equivalents	100,156	169,394
Restricted cash	5,031	5,031
Total cash, cash equivalents, and restricted cash	$105,187	$174,425
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,144	$1,144
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment in accounts payable and accrued liabilities	$-	$928

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

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (the SEC) regarding interim financial reporting, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Management believes that the interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of its operations and cash flows. The condensed consolidated financial statements include the accounts of TScan Therapeutics, Inc. and its subsidiary, TScan Securities Corporation. All intercompany balances and transactions have been eliminated in consolidation. The results for the three and six months ended June 30, 2026, are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 4, 2026. In the opinion of the Company’s management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included.

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

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists.

The Company has primarily funded its operations with proceeds from sales of capital stock, payments received under its license and collaboration agreements and debt financings. Since inception, the Company has incurred recurring net losses, including net losses of $30.4 million and $37.0 million for the three months ended June 30, 2026 and 2025, respectively, and $59.0 million and $71.1 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the Company had an accumulated deficit of $563.9 million.

As of June 30, 2026, the Company had cash and cash equivalents of $100.2 million, excluding restricted cash of $5.0 million. In accordance with generally accepted accounting principles, the Company evaluated whether conditions and events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for twelve months after the date these condensed consolidated financial statements are issued. The Company has sustained recurring losses since inception, used substantial cash in operations, and holds current liabilities due in relation to repayment of its debt. Furthermore, the Company expects to continue to incur operating losses and negative cash flows for the foreseeable future as it executes its strategic plan, including costs related to the research and development of its product candidates. Based on the Company’s current operating plan, existing cash and cash equivalents are not expected to be sufficient to fund the Company’s obligations for twelve months after the date these condensed consolidated financial statements are issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is evaluating strategies to obtain the required additional funding for future operations. These strategies may include, but are not limited to, entering into collaboration agreements, offerings of the Company’s equity securities, the incurrence of debt, or reductions in operating expenditures. However, there can be no assurance that the Company will be able to obtain additional liquidity when needed, on acceptable terms, or at all. Therefore, substantial doubt about the Company’s ability to continue as a going concern has not been alleviated.

The unaudited condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

Emerging Growth Company Status

The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act) and has elected to “opt in” to the extended transition related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public and nonpublic companies, the Company will adopt the new or revised standard at the time nonpublic companies adopt the new or revised standard and will do so until such time that the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company. The Company may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for nonpublic companies.

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

Recently Adopted Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (ASU) 2024-04, Debt—Debt with Conversion and Other Options. ASU 2024-04 is intended to clarify requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company adopted this guidance as of January 1, 2026, and there was no impact on the condensed consolidated financial statements.

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

3. Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, the assets carried at fair value (in thousands):

	Fair value measurements at June 30, 2026 using
	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents – money market funds	$95,994	$-	$-	$95,994
Total financial assets	$95,994	$-	$-	$95,994

	Fair value measurements at December 31, 2025 using
	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents – money market funds	$146,196	$-	$-	$146,196
Cash equivalents – government securities	1,987	-	-	$1,987
Total financial assets	$148,183	$-	$-	$148,183

Money market funds and government securities are valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. There were no transfers among Level 1, Level 2, or Level 3 categories in the periods presented.

Assets and Liabilities Not Carried at Fair Value

The carrying value of accounts payable and accrued expenses that are reported on the condensed consolidated balance sheets approximate fair value due to the short-term nature of these liabilities. Based on the borrowing rates currently available to the Company for bank loans with similar maturities, the fair value of long-term debt is approximately equal to its carrying amount as of June 30, 2026.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Accrued employee compensation and benefits	$3,922	$4,145
Accrued research and development	2,388	2,458
Accrued consulting and professional services	671	568
Accrued legal services and license fee	661	301
Other	190	196
Total accrued expenses and other current liabilities	$7,832	$7,668

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

The Pre-Funded Warrants are immediately exercisable subject to certain ownership limitations, have an exercise price of $0.0001 per share, may be exercised at any time and do not expire. The Pre-Funded Warrants were determined to be equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of common shares upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, the Pre-Funded Warrants do not provide any guarantee of value or return. As such, proceeds received from the issuance from the Pre-Funded Warrants were recorded as a component of stockholders’ equity within additional paid-in capital. During the three and six months ended June 30, 2026, the Company issued an aggregate of 7,564,290 and 10,763,977 shares of its common stock pursuant to the cashless exercise of 7,565,060 and 10,765,060 Pre-Funded Warrants, respectively, at a weighted average exercise price of $0.0001 per share. The Company did not issue any common stock pursuant to the exercise of Pre-Funded Warrants during the three and six months ended June 30, 2025.

Common Stock Reserved for Future Issuance

The Company has reserved the following shares of common stock for future issuance:

	June 30,	December 31,
	2026	2025
Stock options outstanding	20,349,469	16,004,393
Pre-Funded Warrants outstanding	62,246,707	73,011,767
Shares available for future grant under the 2021 equity incentive plan	8,283,482	7,432,023
Shares available for future issuance under the 2021 employee stock purchase plan	1,771,927	1,316,566
Total shares of common stock reserved	92,651,585	97,764,749

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

The $30.0 million up-front payment was invoiced in June 2023 and was fully collected in July 2023. During the three months ended June 30, 2026 and 2025, the Company recognized $1.1 million and $3.1 million, respectively, and during the six months ended June 30, 2026 and 2025, the Company recognized $2.0 million and $5.2 million, respectively, of revenue associated with the Amgen Agreement. As of June 30, 2026, the Company recorded $0.6 million of deferred revenue which is classified as current.

7. Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating lease agreements. There have been no material changes to the Company's leases during the period ended June 30, 2026.

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

8. Loan and Security Agreements

Silicon Valley Bank

On December 20, 2024 (the “Effective Date”), the Company entered into a Loan and Security Agreement (the “SVB Loan Agreement”) with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“SVB”). Under the SVB Loan Agreement, SVB agreed to provide a non-convertible term loan facility of up to $52.5 million, consisting of a first tranche of $32.5 million, which was fully funded on the Effective Date, and a second tranche of $20.0 million, which was available to the Company at the lender’s sole discretion on or prior to June 30, 2026. As of June 30, 2026, the Company had not drawn the second tranche.

Under the SVB Loan Agreement, the term loans would mature on September 1, 2029, and would be subject to monthly interest only payments until September 30, 2027, provided the Company achieved both a certain financial and a certain clinical milestone by June 30, 2026, upon which the term loans would amortize with monthly installments of principal and interest beginning October 1, 2027 until maturity on September 1, 2029. No additional term loans were drawn and the availability of such additional terms loans expired on June 30, 2026. As of June 30, 2026, the $32.5 million term loan remained outstanding under the SVB Loan Agreement. The Company did not achieve the specified financial milestone by June 30, 2026, and therefore, as provided in the SVB Loan Agreement, the interest-only period for such term loan will end on September 30, 2026, upon which monthly payments of principal and interest will be made thereafter until maturity on September 1, 2028.

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

The Company recorded $0.7 million in interest expense for each of the three months ended June 30, 2026 and 2025, and $1.4 million for each of the six months ended June 30, 2026 and 2025. The effective interest rate on the SVB Loan Agreement, including the amortization of the debt discount and issuance costs, and accretion of the Exit Fee, was 9.24% at June 30, 2026.

Future principal payments as of June 30, 2026 are as follows (in thousands):

2026	$4,063
2027	16,250
2028	12,187
Total principal payments	32,500
Plus: Final payment fee	1,625
Less: unamortized debt discount and final fee	(1,346)
Total debt	$32,779
Less: current portion of long-term debt	(11,707)
Long-term debt, net	$21,072

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Collaboration and license revenue	$1,051	$3,076	$2,033	$5,247
Operating expenses:
Research and development:
Personnel expenses	6,909	8,966	15,240	17,782
Facility-related and other	5,367	5,657	9,932	11,205
Laboratory supplies, research materials and studies	5,297	12,101	9,575	21,590
Clinical studies	4,017	3,721	6,907	7,416
Stock-based compensation	1,197	1,668	2,428	3,406
Depreciation expense	615	521	1,224	1,023
General and administrative:
Personnel expenses	2,604	3,337	6,121	6,356
Legal and professional fees	2,520	2,041	4,212	3,995
Facility-related and other	1,774	1,935	3,464	3,743
Stock-based compensation	1,160	1,606	2,394	3,281
Depreciation expense	84	176	168	353
Other (expense) income:
Interest and other income, net	833	2,390	1,995	5,192
Interest expense	(699)	(689)	(1,388)	(1,368)
Net loss	$(30,359)	$(36,952)	$(59,025)	$(71,079)

10. Net Loss Per Share

Net Loss Per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(30,359)	$(36,952)	$(59,025)	$(71,079)
Denominator:
Weighted-average common shares outstanding, basic and diluted	129,948,878	129,730,451	129,931,225	129,704,655
Net loss per share, basic and diluted	$(0.23)	$(0.28)	$(0.45)	$(0.55)

The 62,246,707 shares of the Company's common stock issuable upon exercise of the Pre-Funded Warrants described in Note 5 are included as outstanding common stock in the calculation of basic and diluted net loss per share.

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

	June 30,
	2026	2025
Options to purchase common stock	20,349,469	17,917,902
Potential shares issuable under the 2021 employee stock purchase plan	200,755	109,984
Total	20,550,224	18,027,886

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

Overview

We are a fully integrated clinical-stage biotechnology company focused on developing a robust pipeline of T cell receptor (TCR)-engineered T cell, or TCR-T, therapies for the treatment of patients with cancer. Our lead product candidate, TSC-101, is in development for the treatment of patients with acute myeloid leukemia (AML) and myelodysplastic syndromes (MDS) who are undergoing allogeneic hematopoietic cell transplantation (HCT). The product is designed to treat residual disease post-HCT and thereby prevent relapse. TSC-101 targets HA-2, an antigen that is present on all blood cells, malignant or benign, in patients with the HLA type A*02:01.

In June 2026, we provided an update on our hematologic (heme) malignancies clinical program, including initial data from Cohort C of our ongoing Phase 1 ALLOHA™ trial evaluating TSC-101, generated with our commercial-ready manufacturing process, in patients with heme malignancies undergoing allogeneic HCT. We are currently conducting a Phase 3 registrational trial of TSC-101 (the ALLOHA-2™ trial, NCT07702578) that uses a biologically-assigned (genetically randomized) control arm to support relapse-free survival as the primary endpoint. In July 2026, we announced that the first patient has been dosed in the Phase 3 ALLOHA-2 trial.

We are further expanding our heme malignancies program with the addition of TCRs targeting other HLA types. TSC-102-A01 and TSC-102-A03 are allogeneic, donor-derived TCR-T therapy candidates targeting epitopes derived from CD45. Like TSC-101, these candidates are designed to eliminate residual cancer cells and prevent relapse in patients undergoing HCT. TSC-102-A01 and TSC-102-A03 are designed for patients with HLA types A*01:01 and A*03:01, respectively.

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

We have incurred significant operating losses since our inception. We reported net losses of $59.0 million and $71.1 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $563.9 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect that our expenses and capital expenditure requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

In accordance with generally accepted accounting principles, we evaluated whether conditions and events, considered in the aggregate, raise substantial doubt about our ability to continue as a going concern for twelve months after the date these condensed consolidated financial statements are issued. Based on our current operating plan, existing cash and cash equivalents are not expected to be sufficient to fund our obligations for at least twelve months after the issuance date of these condensed consolidated financial statements. As a result, we concluded that substantial doubt exists about our ability to continue as a going concern. See Note 1 to these condensed consolidated financial statements for additional information.

Based on our current operating plan, existing cash and cash equivalents are expected to fund operations into the second quarter of 2027, but are not expected to be sufficient to fund our obligations for at least twelve months after the issuance date of these condensed consolidated financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. For additional information regarding our liquidity, see “Liquidity and Capital Resources” and “Risk Factors—Risks related to our financial position and need for additional capital.”

Results of Operations

Three months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Revenue
Collaboration and license revenue	$1,051	$3,076	$(2,025)
Operating expenses:
Research and development	23,402	32,634	(9,232)
General and administrative	8,142	9,095	(953)
Total operating expenses	31,544	41,729	(10,185)
Loss from operations	(30,493)	(38,653)	8,160
Other (expense) income:
Interest and other income, net	833	2,390	(1,557)
Interest expense	(699)	(689)	(10)
Total other income	134	1,701	(1,567)
Net loss	$(30,359)	$(36,952)	$6,593

Revenue

Revenue for the second quarter of 2026 was $1.1 million, compared to $3.1 million for the second quarter of 2025. The decrease was primarily due to the timing of research activities performed pursuant to our collaboration agreement with Amgen which commenced in May 2023.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Personnel expenses	$6,909	$8,966	$(2,057)
Facility-related and other	5,367	5,657	(290)
Laboratory supplies, research materials and studies	5,297	12,101	(6,804)
Clinical studies	4,017	3,721	296
Stock-based compensation	1,197	1,668	(471)
Depreciation expense	615	521	94
Total research and development expenses	$23,402	$32,634	$(9,232)

Research and development expenses decreased $9.2 million, primarily attributable to a $6.8 million decrease in laboratory supplies, research materials and studies due to the timing in the purchase of supplies and consumables and decreased spend on contracted services. There was also a $2.1 million decrease in personnel expenses which was driven by our strategic decision in November 2025 to prioritize the clinical development of our heme program, upon which we paused enrollment in the solid tumor Phase 1 trial and reduced our headcount. Research and development expenses included non-cash stock compensation expense of $1.2 million and $1.7 million for the second quarter of 2026 and 2025, respectively.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Personnel expenses	$2,604	$3,337	$(733)
Legal and professional fees	2,520	2,041	479
Facility-related and other	1,774	1,935	(161)
Stock-based compensation	1,160	1,606	(446)
Depreciation expense	84	176	(92)
Total general and administrative expenses	$8,142	$9,095	$(953)

General and administrative expenses decreased by $1.0 million, primarily attributable to a $0.7 million decrease in personnel expenses. General and administrative expenses included non-cash stock compensation expense of $1.2 million and $1.6 million for the second quarter of 2026 and 2025, respectively.

Other (Expense) Income

Other income decreased $1.6 million in the three months ended June 30, 2026 compared to the same period in 2025 primarily due to a decrease in interest income attributable to lower cash balances available for investment.

Six months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Revenue
Collaboration and license revenue	$2,033	$5,247	$(3,214)
Operating expenses:
Research and development	$45,306	$62,422	(17,116)
General and administrative	$16,359	$17,728	(1,369)
Total operating expenses	61,665	80,150	(18,485)
Loss from operations	(59,632)	(74,903)	15,271
Other income:
Interest and other income, net	1,995	5,192	(3,197)
Interest expense	(1,388)	(1,368)	(20)
Total other income	607	3,824	(3,217)
Net loss	$(59,025)	$(71,079)	$12,054

Revenue

Revenue for the six months ended June 30, 2026 and 2025 was $2.0 million and $5.2 million, respectively. The decrease was primarily due to the timing of research activities performed pursuant to our collaboration agreement with Amgen which commenced in May 2023.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Personnel expenses	$15,240	$17,782	$(2,542)
Facility-related and other	9,932	11,205	(1,273)
Laboratory supplies, research materials and studies	9,575	21,590	(12,015)
Clinical studies	6,907	7,416	(509)
Stock-based compensation	2,428	3,406	(978)
Depreciation expense	1,224	1,023	201
Total research and development expenses	$45,306	$62,422	$(17,116)

Research and development expenses decreased $17.1 million, primarily attributable to a $12.0 million decrease in laboratory supplies, research materials and studies driven by the timing in the purchase of supplies and consumables and decreased spend on contracted services. There was also a $2.5 million decrease in personnel expenses due to our strategic decision in November 2025 to prioritize the clinical development of our heme program, upon which we paused enrollment in the solid tumor Phase 1 trial and reduced our headcount. Research and development expenses included non-cash stock compensation expense of $2.4 million and $3.4 million for the six months ended June 30, 2026 and 2025, respectively.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Personnel expenses	$6,121	$6,356	$(235)
Legal and professional fees	4,212	3,995	217
Facility-related and other	3,464	3,743	(279)
Stock-based compensation	2,394	3,281	(887)
Depreciation expense	168	353	(185)
Total general and administrative expenses	$16,359	$17,728	$(1,369)

General and administrative expenses decreased by $1.4 million, primarily attributable to a decrease in personnel expense. General and administrative expenses included non-cash stock compensation expense of $2.4 million and $3.3 million for the six months ended June 30, 2026 and 2025, respectively.

Other (Expense) Income

Other income decreased $3.2 million in the six months ended June 30, 2026 compared to the same period in 2025 primarily due to a decrease in interest income attributable to lower cash balances available for investment.

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

Pursuant to the K2HV Loan Agreement dated September 9, 2022, K2HV extended an initial convertible term loan of $30.0 million to the Company. On November 20, 2024, K2HV converted $15.0 million outstanding principal under the loan in exchange for 3,134,796 shares of our Voting Common Stock. On December 20, 2024, we entered into the SVB Loan Agreement, terminated the K2HV Loan Agreement and repaid all remaining outstanding loan obligations to K2HV. The SVB Loan Agreement provides for term loans up to an aggregate principal amount of $52.5 million, of which $32.5 million was provided on the closing date. The term loans would mature on September 1, 2029, and would be subject to monthly interest only payments until September 30, 2027, provided the Company achieved both a certain financial and a certain clinical milestone by June 30, 2026, upon which the term loans would amortize with monthly installments of principal and interest beginning October 1, 2027 until maturity on September 1, 2029. No additional term loans were drawn and the availability of such additional terms loans expired on June 30, 2026. As of June 30, 2026, the $32.5 million term loan remained outstanding under the SVB Loan Agreement. The Company did not achieve the specified financial milestone by June 30, 2026, and therefore, as provided in the SVB Loan Agreement, the interest-only period for such term loan will end on September 30, 2026, upon which monthly payments of principal and interest will be made thereafter until maturity on September 1, 2028. See “Notes to Condensed Consolidated Financial Statements” and “Item 1A. Risk factors—The terms of our loan agreement place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our operating and financial flexibility” for additional details regarding the SVB Loan Agreement.

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

As of June 30, 2026, we had cash and cash equivalents of $100.2 million, excluding restricted cash of $5.0 million. Based on our current operating plan, existing cash and cash equivalents are expected to fund operations into the second quarter of 2027, but are not expected to be sufficient to fund our obligations for at least twelve months after the issuance date of these condensed consolidated financial statements. As a result, management has concluded that substantial doubt exists about our ability to continue as a going concern. See Note 1 to these condensed consolidated financial statements for additional information.

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

We believe that our existing cash and cash equivalents will enable us to fund our current operating plan into the second quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Net cash used in operating activities	$(51,814)	$(70,853)	$19,039
Net cash provided by (used in) investing activities	(535)	61,967	(62,502)
Net cash provided by (used in) financing activities	99	(409)	508
Net (decrease) increase in cash, cash equivalents and restricted cash	$(52,250)	$(9,295)	$(42,955)

Operating Activities

During the six months ended June 30, 2026, net cash used in operating activities of $51.8 million was primarily driven by our net loss of $59.0 million, partially offset by non-cash charges of $6.6 million related to depreciation expense, stock-based compensation, loss on disposal, and non-cash interest expense related to note payable. During the six months ended June 30, 2026, changes in working capital contributed $0.7 million of cash. The change in working capital was primarily driven by revenue recognition related to the Amgen Agreement and changes in accrued expenses related to research and development activities.

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

Investing Activities

During the six months ended June 30, 2026, net cash used in investing activities was $0.5 million, primarily related to the purchases of property and equipment.

During the six months ended June 30, 2025, net cash provided by investing activities was $62.0 million, primarily related to the purchases and maturities of marketable securities, and the purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2026, net cash provided by financing activities was $0.1 million, primarily related to proceeds from the issuance of common stock under the employee stock purchase plan.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial and Accounting Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, and in other documents that we file with the SEC. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition, liquidity, operating results, and prospects could be materially and adversely affected.

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

We have incurred significant net losses in each period since our inception in April 2018. For the three and six months ended June 30, 2026 and the years ended December 31, 2025 and 2024, we reported net losses of $30.4 million, $59.0 million, $129.8 million, and $127.5 million, respectively. As of June 30, 2026, we had an accumulated deficit of $563.9 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

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

In addition, the success of our proprietary platform in discovering novel targets for TCR-T therapy product candidates is dependent on us obtaining tumor samples from cancer patients who actively respond to cancer immunotherapies. If our ability to obtain a significant amount of such tumor samples in a timely manner is compromised due to unforeseen circumstances, we may not be successful in discovering novel targets and creating new product candidates based on such targets

Our limited operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.

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

As of June 30, 2026, we had $100.2 million in cash and cash equivalents. We believe that our existing cash and cash equivalents will enable us to fund our current operating plan into the second quarter of 2027. Accordingly, our existing cash and cash equivalents will not be sufficient for us to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources. We may also need to raise additional funds sooner if we choose to pursue additional indications for our product candidates or otherwise expand more rapidly than we presently anticipate.

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

*We have identified conditions that raise substantial doubt about our ability to continue as a going concern.

Based on our current operating plan, we believe there is substantial doubt about our ability to continue as a going concern for at least twelve months following the filing of this Quarterly Report on Form 10-Q, and we will need to obtain additional funding. We may be forced to delay or reduce the scope of our product development programs, reduce our research and development costs and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan. Our cash forecast contains estimates and assumptions based on the success of our ongoing clinical trials, and management cannot predict the amount or timing of all expenditures with certainty. Nevertheless, our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We will need to raise additional capital to fund our future operations and continue as a going concern. However, we cannot guarantee that we will be able to obtain any or sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us.

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

On December 20, 2024 (the SVB Loan Effective Date), we entered into a Loan and Security Agreement (SVB Loan Agreement) with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (SVB), pursuant to which, SVB will extend up to $52.5 million in a term loan facility, of which $32.5 million was fully funded at the SVB Loan Effective Date. A second tranche of $20.0 million was available to us at SVB’s sole discretion on or prior to June 30, 2026. We did not draw the second tranche prior to June 30, 2026, and the second tranche is no longer available. Our obligations under the SVB Loan Agreement, are secured by a first-priority security interest on substantially all of our assets (other than intellectual property), subject to certain exceptions and will be guaranteed by each of our future direct or indirect subsidiaries, subject to certain exceptions. The SVB Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including covenants that limit or restrict our and our subsidiaries’ ability to, among other things, dispose of assets, make changes to its business, management, ownership or business locations, merge or consolidate, incur additional indebtedness, grant liens on its assets, pay dividends or other distributions, repurchase equity, make investments, and enter into certain transactions with affiliates, in each case subject to certain thresholds and exceptions. The SVB Loan Agreement does not require us to comply with a financial maintenance covenant. Upon the occurrence of an event of default, a default interest rate of an additional 3% may be applied to the outstanding loan balance at the sole discretion of SVB and SVB may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the SVB Loan Agreement and under applicable law. Any declaration by SVB of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay these outstanding obligations at the time any event of default occurs. Further, if we raise any additional capital through debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

We have recently reduced the size of our organization, and we may encounter difficulties in managing this development and our strategic prioritization, which could disrupt our operations. In addition, we may not achieve the anticipated benefits and savings from the workforce reduction.

On November 3, 2025, the Company announced a prioritization strategy and pursuant to this strategy, the Company also implemented a workforce reduction of approximately 30%, or 66 roles. The workforce reduction has resulted in the loss of longer-term employees, the loss of certain institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. The restructuring and possible additional cost containment measures may yield unintended consequences, such as attrition beyond our intended workforce reduction and reduced employee morale. In addition, we may not achieve anticipated benefits from the workforce reduction. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, further loss of employees and reduced productivity among remaining employees. If our management is unable to effectively manage this transition and workforce reduction and additional cost containment measures, our expenses may be more than expected and we may not be able to implement our business strategy. As a result, our future financial performance and our ability to commercialize our future product candidates successfully could be negatively affected.

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

We have established facilities and engaged third-party contract manufacturers to manufacture our current product candidates. We rely on outside vendors to manufacture supplies for our manufacturing process, and we expect to rely on outside vendors to help us manufacture our product candidates for registration-enabling clinical trials as well as commercial sales. We have not yet manufactured or processed any product candidates on a commercial scale and may not be able to do so. We have optimized the existing manufacturing process to support product commercialization. The process modifications we have introduced will require regulatory approval of our product candidates, which could delay the commercialization of the products. We cannot be sure that such changes in the process will result in therapies that are efficacious and viable for commercial sale. In addition, changes in the manufacturing process may result in the need to conduct additional bridging clinical trials to demonstrate product comparability.

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities, including IRBs, to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of subjects and limited duration of exposure, rare and severe side effects of our product candidates may only be uncovered with a significantly larger number of patients exposed to the drug. Because of the design of the dose escalation of our planned clinical trials, undesirable side effects could also result in an expansion in the size of our clinical trials, increasing the expected costs and timeline of our clinical trials. Additionally, results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics, which may stem from our therapies specifically or may be due to an illness from which the clinical trial subject is suffering.

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

Autoimmune reaction triggered by an interaction between a patient’s naturally occurring antibodies and engineered T cells is a theoretical safety risk of product candidates we develop using our proprietary platform. If a patient’s self-generated antibodies were directed to a target expressed on the surface of cells in normal tissue (autoantibodies), engineered T cells would be directed to attack these same tissues, potentially resulting in off-tumor effects. These autoantibodies may be present whether or not the patient has an active autoimmune disorder. In our clinical testing, we plan to take steps to minimize the likelihood that this occurs. There is no guarantee, however, that we will be able to implement interventions to address the risk of autoimmune reactions if and when they occur.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future, including significant revisions to the Affordable Care Act and drug pricing reforms. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

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

In the U.S., various federal and state regulators, including governmental agencies like the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act (CCPA) established privacy rights for California residents for covered companies that process their personal information. Among other things, the CCPA requires covered companies to provide certain disclosures to California residents and provide such residents with new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The amendments introduced by the California Privacy Rights Act (CPRA) significantly modified the CCPA by expanding privacy rights with respect to certain personal information and created a state agency to oversee implementation and enforcement efforts, among other changes. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches. This may increase the likelihood of, and risks associated with, data breach litigation, including class action litigation and regulatory enforcement.

Similar laws have been passed in numerous other states and a number of other states have proposed new privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. In addition, laws in all 50 U.S. states require businesses to provide notice to individuals if certain of their personal information has been disclosed as a result of a qualifying data breach. There are also states that are specifically regulating health information. For example, Washington’s My Health My Data Act. The My Health My Data Act imposes new state restrictions and requirements on the processing and sale of consumer health data and creates a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric data specifically. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and compliance requirements and enforcement remains unpredictable.

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

*Artificial intelligence presents risks and challenges that can impact our business, including by cybersecurity, regulatory, and operational risks.

We may use, and our vendors may incorporate, artificial intelligence ("AI"), both in our own development and implementation of AI and through the adoption of commercially available tools. The use of AI presents risks and challenges that could adversely affect our business and reputation, including cybersecurity, data privacy, IT, confidentiality, regulatory, legal, operational, competitive, reputational, intellectual property and other risks. Our use of certain AI tools may increase the risk of unauthorized disclosure of confidential information, compromise of proprietary intellectual property, or inadvertent inclusion of third-party intellectual property or other protected material, which could result in disputes, claims of infringement, legal liabilities or financial losses. The rapidly evolving regulatory landscape surrounding AI also poses a risk, as new laws and regulations could impose additional compliance burdens, resulting in increased operational costs to comply with U.S. and non-U.S. laws concerning the use of AI, the nature of which cannot be determined at this time.

For example, the EU Artificial Intelligence Act, which entered into force in 2024 and is being phased in on a staggered basis (with certain high-risk obligations recently deferred to 2027 and 2028), may impose significant obligations on companies that deploy AI systems in high-risk contexts, including applications related to clinical development, regulatory submissions, and medical or scientific analysis. To the extent we use or rely on AI tools in such contexts, we may be required to implement additional compliance measures, conduct conformity assessments, or limit or modify our use of certain AI systems, any of which could increase our costs or disrupt our operations. In addition, AI systems, including large language models and other generative AI tools, are known to produce outputs that are factually incorrect, incomplete, or otherwise unreliable, introducing additional operational and regulatory risks into our workflows. In the U.S., the AI regulatory environment is complex and uncertain. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on automated decision making, including on deployment of AI in healthcare settings. At the federal level, the FDA has advanced guidance and proposed frameworks for regulating AI in drug discovery, marketing submissions, and medical device development. The resulting patchwork of state and federal requirements continues to evolve, remains subject in certain cases to legal challenge, and may be interpreted and applied inconsistently across jurisdictions, any of which could increase our compliance costs or require us to limit or modify our use of AI tools.

Additionally, our vendors may incorporate AI tools into their offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. The use of generative AI models in our internal or third-party systems may create new attack surfaces or methods for adversaries, which could impact us and our vendors. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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
•
our contract manufacturers may have unacceptable or inconsistent product quality success rates and yields, and we have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel; and
•
our contract manufacturers may be adversely affected by the geopolitical and economic tensions in the Middle East and with China, the ongoing conflicts between Russia and Ukraine, political unrest in countries where we or our partners operate, earthquakes, flooding, fires, and other natural or man-made disasters, equipment failures, labor shortages, power failures, and numerous other factors.

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

As of August 7, 2026, we had 138 full-time employees. As our development and commercialization plans and strategies develop, and as we continue operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

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
•
the economy as a whole and market conditions in our industry, including conditions resulting from ongoing conflicts in the Middle East and between Russia and Ukraine;
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

As of August 7, 2026, our executive officers, directors, and entities affiliated with such persons beneficially owned, in the aggregate, approximately 24% of our outstanding voting stock and approximately 29% of our outstanding common stock. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders, oppose them. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you or other stockholders may feel are in your or their best interest as one of our stockholders. This concentration of ownership might also have the effect of delaying or preventing a change of control of our Company that other stockholders may view as beneficial.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with the Sarbanes-Oxley Act or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management will be required to assess the effectiveness of these controls annually. However, for as long as we are an “emerging growth company” under JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to the Sarbanes-Oxley Act. We would cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more; (ii) December 31, 2026; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the last day of the fiscal year in which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our voting and non-voting common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

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
•
the changing and volatile U.S., European and global economic environments; and
•
future accounting pronouncements or changes in our accounting policies

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

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended June 30, 2026.

Item 6. Exhibits.

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of TScan Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 20, 2021).

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of TScan Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 22, 2026).

3.3

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

TScan Therapeutics, Inc.

Date: August 12, 2026	By:	/s/ Gavin MacBeath
Gavin MacBeath
Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Jason A. Amello
Jason A. Amello
Chief Financial Officer (Principal Financial and Accounting Officer)