Form 10-Q
period 2026-09-30
TScan Therapeutics, Inc.
filed 2026-11-12
CIK 1783328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________to_____________________________________________________

Commission File Number:	001-40603

TSCAN THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	82-5282075
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
830 Winter Street Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

(857) 399-9500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Voting Common Stock, $0.0001 par value per share	TCRX	The Nasdaq Global Market, LLC

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

As of November 5, 2026, the registrant had 63,502,667 shares of voting common stock, $0.0001 par value per share, and 4,276,588 shares of non-voting common stock, $0.0001 par value per share, outstanding.

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
•
We are currently not in compliance with Nasdaq’s continued listing requirements. If we are unable to regain compliance with Nasdaq’s listing requirements, our common stock could be delisted, which could affect the market price of our common stock and liquidity and reduce our ability to raise capital.
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
•
We have recently reduced the size of our organization, and we may encounter difficulties in managing this development and our strategic prioritization, which could disrupt our operations. In addition, we may not achieve the anticipated benefits and savings from our workforce reductions.

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
•
Although many of our personnel have extensive experience in clinical development at other companies, we have limited direct experience as a company in conducting and completing clinical trials for our product candidates.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TScan Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$73,038	$152,406
Prepaid expenses and other current assets	3,746	4,802
Total current assets	76,784	157,208
Property and equipment, net	7,106	8,706
Right of use assets	52,405	57,743
Restricted cash	5,031	5,031
Long-term deposits and other assets	75	101
Total assets	$141,401	$228,789
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,238	$1,241
Accrued expenses and other current liabilities	12,876	7,668
Operating lease liability, current portion	8,003	7,167
Deferred revenue, current portion	—	2,619
Current portion of long-term debt	15,701	—
Total current liabilities	37,818	18,695
Operating lease liability, net of current portion	48,301	54,437
Long-term debt, net	17,271	32,534
Total liabilities	103,390	105,666
Commitments and Contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Voting common stock, $0.0001 par value; 600,000,000 shares authorized; 63,502,667 and 52,625,035 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	7	5
Non-voting common stock, $0.0001 par value; 10,000,000 shares authorized; 4,276,588 shares issued and outstanding at September 30, 2026 and December 31, 2025	1	1
Additional paid-in capital	634,975	627,979
Accumulated other comprehensive loss	—	—
Accumulated deficit	(596,972)	(504,862)
Total stockholders’ equity	38,011	123,123
Total liabilities and stockholders’ equity	$141,401	$228,789

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TScan Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited, in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Collaboration and license revenue	$586	$2,511	$2,619	$7,758
Operating expenses:
Research and development	25,291	31,689	70,597	94,111
General and administrative	8,326	7,874	24,685	25,602
Total operating expenses	33,617	39,563	95,282	119,713
Operating loss	(33,031)	(37,052)	(92,663)	(111,955)
Other (expense) income:
Interest and other income, net	721	2,041	2,716	7,233
Interest expense	(775)	(699)	(2,163)	(2,067)
Total other (expense) income	(54)	1,342	553	5,166
Net loss	$(33,085)	$(35,710)	$(92,110)	$(106,789)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	—	6	—	(49)
Total other comprehensive income (loss)	—	6	—	(49)
Comprehensive loss	$(33,085)	$(35,704)	$(92,110)	$(106,838)

Weighted average shares outstanding-basic and diluted	130,025,962	129,835,938	129,963,151	129,748,897
Net loss per share
Basic and diluted	$(0.25)	$(0.28)	$(0.71)	$(0.82)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TScan Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited, in thousands, except share data)

	Common Stock		Non-voting Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2025	52,625,035	$5	4,276,588	$1	$627,979	$(504,862)	$123,123
Issuance of common stock from exercise of pre-funded warrants	3,199,687	1	—	—	(1)	—	—
Stock-based compensation	—	—	—	—	2,465	—	2,465
Net loss	—	—	—	—	—	(28,666)	(28,666)
Balance at March 31, 2026	55,824,722	6	4,276,588	1	630,443	(533,528)	96,922
Issuance of common stock from employee stock purchase plan	113,655	—	—	—	99	—	99
Issuance of common stock from exercise of pre-funded warrants	7,564,290	1	—	—	(1)	—	—
Stock-based compensation	—	—	—	—	2,357	—	2,357
Net loss	—	—	—	—	—	(30,359)	(30,359)
Balance at June 30, 2026	63,502,667	7	4,276,588	1	632,898	(563,887)	69,019
Stock-based compensation	—	—	—	—	2,077	—	2,077
Net loss	—	—	—	—	—	(33,085)	(33,085)
Balance at September 30, 2026	63,502,667	$7	4,276,588	$1	$634,975	$(596,972)	$38,011

	Common Stock		Non-voting Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2024	52,314,039	$5	4,276,588	$1	$616,009	$(375,096)	$51	$240,970
Stock-based compensation	—	—	—	—	3,414	—	—	3,414
Net loss	—	—	—	—	—	(34,127)	—	(34,127)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(55)	(55)
Balance at March 31, 2025	52,314,039	5	4,276,588	1	619,423	(409,223)	(4)	210,202
Issuance of common stock from employee stock purchase plan	157,366	—	—	—	191	—	—	191
Stock-based compensation	—	—	—	—	3,273	—	—	3,273
Net loss	—	—	—	—	—	(36,952)	—	(36,952)
Balance at June 30, 2025	52,471,405	5	4,276,588	1	622,887	(446,175)	(4)	176,714
Stock-based compensation	—	—	—	—	3,011	—	—	3,011
Net loss	—	—	—	—	—	(35,710)	—	(35,710)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	6	6
Balance at September 30, 2025	52,471,405	$5	4,276,588	$1	$625,898	$(481,885)	$2	$144,021

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TScan Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(92,110)	$(106,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,070	2,143
Stock-based compensation expense	6,899	9,698
Accretion of discount on marketable securities	—	(2,354)
Non-cash interest expense and amortization of issuance costs	438	342
Loss on disposal of property and equipment	99	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,082	378
Right of use assets and lease liabilities, net	38	2,818
Accounts payable	4	2,056
Accrued expenses and other liabilities	5,208	(3,851)
Deferred revenue	(2,619)	(7,758)
Net cash used in operating activities	(78,891)	(103,317)
Cash flows from investing activities:
Acquisition of property and equipment	(604)	(4,236)
Proceeds from sale of property and equipment	28	—
Purchases of marketable securities	—	(87,471)
Sales and maturities of marketable securities	—	186,250
Net cash (used in) provided by investing activities	(576)	94,543
Cash flows from financing activities:
Issuance of common stock from employee stock purchase plan	99	191
Cash paid for debt issuance costs	—	(400)
Cash paid for financing costs	—	(200)
Net cash provided by (used in) financing activities	99	(409)
Net decrease in cash, cash equivalents and restricted cash	(79,368)	(9,183)
Cash, cash equivalents and restricted cash at beginning of the period	157,437	183,720
Cash, cash equivalents and restricted cash at end of the period	$78,069	$174,537
Less: Restricted cash	5,031	5,031
Cash and cash equivalents	$73,038	$169,506

Supplemental disclosure of cash flow information
Cash paid for interest	$1,725	$1,725
Supplemental disclosure of non-cash activities
Property and equipment included in accounts payable and accrued expenses	$—	$52

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSCAN THERAPEUTICS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Nature of Business

TScan Therapeutics, Inc. and its wholly owned subsidiary, TScan Securities Corporation (the “Company”), is a fully integrated, clinical-stage biotechnology company that was incorporated in Delaware on April 17, 2018 and has a principal place of business in Waltham, Massachusetts. The Company is focused on developing a robust pipeline of T cell receptor (“TCR”)-engineered T cell (“TCR-T”) therapies for the treatment of patients with cancer. The Company is prioritizing the advancement of its TCR-T therapy candidate for solid tumors, with the goal of delivering life-changing therapies for patients with significant unmet medical needs.

On September 2, 2026, the Company announced a prioritization strategy by which the Company will prioritize the preclinical development of its in vivo solid tumor program and pause further enrollment in its Phase 3 ALLOHA-2TM study of TSC-101. Pursuant to such strategy, the Company also implemented a workforce reduction of approximately 75% of the Company’s workforce (the “2026 Reorganization”). See Note 11, Reorganization, to these condensed consolidated financial statements for additional information.

Nasdaq Notice

On August 27, 2026, the Company received written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company’s voting common stock failed to comply with the $1.00 minimum bid price rule based upon the closing bid price for the 30 consecutive trading days prior to the date of the Notice.

The Company has been provided an initial compliance period of 180 calendar days, or until February 23, 2027, to regain compliance. If the Company does not regain compliance, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify, the Company would be required to transfer to The Nasdaq Capital Market and meet the continued listing requirement for market value of publicly held shares and all other initial listing standards, except for the minimum bid price requirement. In addition, the Company would be required to notify Nasdaq of its intent to cure the deficiency during the second compliance period. If the Staff concludes that the Company will not be able to cure the deficiency, or if the Company does not regain compliance with the minimum bid price requirement within the additional 180 calendar days, the Staff will provide written notification to the Company that the Company’s common stock will be subject to delisting. At that time, the Company may appeal the Staff’s delisting determination to a Nasdaq Hearings Panel (“Panel”). However, there can be no assurance that, if the Company receives a delisting notice and appeals the delisting determination by the Staff to Panel, such appeal would be successful.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Management believes that these interim financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position, results of operations and cash flows. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. The unaudited interim condensed consolidated financial statements include the accounts of TScan Therapeutics, Inc. and its subsidiary, TScan Securities Corporation. All intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements are not indicative of any future annual or interim period and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2025 in the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2026.

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

The Company has primarily funded its operations with proceeds from sales of capital stock, payments received under its license and collaboration agreements and debt financings. Since inception, the Company has incurred recurring net losses, including net losses of $33.1 million and $35.7 million for the three months ended September 30, 2026 and 2025, respectively, and $92.1 million and $106.8 million for the nine months ended September 30, 2026 and 2025, respectively. Net cash used in operations was $78.9 million and $103.3 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the Company had an accumulated deficit of $597.0 million. As of September 30, 2026, the Company had cash and cash equivalents of $73.0 million, excluding restricted cash of $5.0 million.

In accordance with generally accepted accounting principles, the Company evaluated whether conditions and events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for twelve months after the date these condensed consolidated financial statements are issued. The Company has sustained recurring operating losses since inception, used substantial cash in operations, and holds current liabilities due in relation to repayment of its debt. Furthermore, the Company expects to continue to incur operating losses and negative cash flows from operations for the foreseeable future as it executes its strategic plan, including costs related to the research and development of its product candidates. Based on the Company’s current operating plan, existing cash and cash equivalents are not expected to be sufficient to fund the Company’s obligations for twelve months after the date these condensed consolidated financial statements are issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is evaluating strategies to obtain the required additional funding for future operations. These strategies may include, but are not limited to, entering into collaboration agreements, offerings of the Company’s equity securities, the incurrence of debt, or reductions in operating expenditures. However, as discussed within the Nasdaq Notice disclosure above, the Company faces risk of delisting, which may prevent access to capital markets. Accordingly, there can be no assurance that the Company will be successful in obtaining sufficient funding when needed, on acceptable terms, or at all. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

The unaudited condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

Emerging Growth Company Status

The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act) and has elected to “opt in” to the extended transition related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public and nonpublic companies, the Company will adopt the new or revised standard at the time nonpublic companies adopt the new or revised standard and will do so until such time that the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company. The Company may choose to early adopt new or revised accounting standards whenever such early adoption is permitted for nonpublic companies. The Company’s status as an emerging growth company will end on December 31, 2026, which will be the last day of the fiscal year ending after the fifth anniversary of its initial public offering.

2. Summary of Significant Accounting Policies

Details on the Company’s accounting policies are set forth in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 4, 2026.

Recently Adopted Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-04, Debt—Debt with Conversion and Other Options, which is intended to clarify requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company adopted this guidance as of January 1, 2026, and there was no impact on the condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Effective

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which is intended to improve disclosures about a public business entity’s expenses and provide more detailed information to investors about the types of expenses in commonly presented expense captions. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on its disclosures.

3. Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, the assets carried at fair value (in thousands):

	As of September 30, 2026
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$68,855	$68,855	$—	$—
Total assets	$68,855	$68,855	$—	$—

	As of December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$146,196	$146,196	$—	$—
Cash equivalents - government securities	1,987	1,987	—	—
Total assets	$148,183	$148,183	$—	$—

Money market funds and government securities are valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. During the nine months ended September 30, 2026, there were no transfers into or out of Level 3.

Assets and Liabilities Not Carried at Fair Value

The carrying value of accounts payable and accrued expenses reported in the condensed consolidated balance sheets approximate fair value due to the short-term nature of these liabilities. Based on the borrowing rates currently available to the Company for bank loans with similar maturities, the fair value of long-term debt is approximately equal to its carrying amount as of September 30, 2026.

4. Accrued Expenses and Other Current Liabilities

The following table summarizes the components of accrued expenses and other current liabilities for each of the periods indicated (in thousands):

	As of	As of
	September 30, 2026	December 31, 2025
Compensation and benefits	$6,992	$4,145
Research and development	4,424	2,458
Consulting and professional fees	765	568
Legal services and license fee	505	301
Accrued interest	190	196
Total accrued expenses and other current liabilities	$12,876	$7,668

5. Stockholders’ Equity

ATM Program

On May 16, 2023, the Company entered into a sales agreement (the “Sales Agreement”) with Wedbush Securities, Inc., as sales agent, pursuant to which the Company could offer, issue and sell up to an aggregate amount of $75.0 million of shares of the Company’s voting common stock, par value $0.0001 per share (Voting Common Stock), from time to time in “at-the-market” (“ATM”) offerings during the term of the Sales Agreement. No Voting Common Stock has been sold under this Sales Agreement to date.

Equity Offerings

On June 1, 2023, the Company completed an underwritten public offering resulting in the issuance and sale of 23,287,134 shares of Voting Common Stock, at a price of $2.00 per share, and pre-funded warrants to purchase up to 47,010,526 shares of the Voting Common Stock with an exercise price of $0.0001 per share. The pre-funded warrants were issued at a purchase price of $1.9999 per warrant. Aggregate net proceeds were $134.7 million after deducting underwriting discounts, commissions and other offering expenses, with $42.4 million allocated to the Voting Common Stock and $92.3 million allocated to pre-funded warrants.

On April 24, 2024, the Company completed an underwritten public offering resulting in the issuance and sale of 4,958,068 shares of Voting Common Stock, including the partial exercise of the underwriters’ option to purchase 2,485,487 additional shares of Voting Common Stock, at the closing market price on April 16, 2024, of $7.13 per share, and pre-funded warrants to purchase up to 18,577,419 shares of the Voting Common Stock with an exercise price of $0.0001 per share. The pre-funded warrants were issued at a purchase price of $7.1299 per warrant. Aggregate net proceeds were $161.4 million after deducting underwriting discounts, commissions and other offering expenses, with $33.1 million allocated to the Voting Common Stock and $128.3 million allocated to pre-funded warrants.

On December 27, 2024, the Company completed a registered direct offering with an existing investor for the issuance of pre-funded warrants to purchase up to 7,500,000 shares of the Company’s Voting Common Stock, with an exercise price of $0.0001 per warrant. The pre-funded warrants were issued at a purchase price of $4.00 per warrant. Aggregate net proceeds were $29.8 million.

The pre-funded warrants are immediately exercisable subject to certain ownership limitations, have an exercise price of $0.0001 per share, may be exercised at any time and do not expire. The pre-funded warrants were determined to be equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of common shares upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, the pre-funded warrants do not provide any guarantee of value or return. As such, proceeds received from the issuance from the pre-funded warrants were recorded as a component of stockholders’ equity within additional paid-in capital. During the nine months ended September 30, 2026, the Company issued an aggregate of 10,763,977 shares of its Voting Common Stock pursuant to the cashless exercise of 10,765,060 pre-funded warrants, respectively, at a weighted average exercise price of $0.0001 per share. The Company did not issue any shares pursuant to the exercise of pre-funded warrants during the nine months ended September 30, 2025.

Common Stock Reserved for Future Issuance

The following table summarizes the shares reserved for future issuance:

	As of	As of
	September 30, 2026	December 31, 2025
Stock options outstanding	18,958,156	16,004,393
Pre-funded warrants outstanding	62,246,707	73,011,767
Shares available for future grant under 2021 Plan	9,674,795	7,432,023
Shares available for future issuance under 2021 ESPP	1,771,927	1,316,566
Total shares of common stock reserved	92,651,585	97,764,749

6. Collaboration and License Agreements

Amgen

On May 8, 2023, the Company entered into a Collaboration Agreement (the “Amgen Agreement”) with Amgen Inc. (“Amgen”). The proceeds from the Amgen Agreement included an initial payment of $30.0 million, which was collected in July 2023. In addition, the Company was eligible to earn success-based milestone payments of over $500.0 million. The Company determined the $30.0 million payment to be the entirety of the consideration to be included in the transaction price as of the onset of the arrangement. The potential milestone and royalty payments were also excluded from the transaction price, as they were fully constrained based on the assessed probability of achievement.

On August 12, 2026, the Company received notice from Amgen of their election to terminate the Amgen Agreement, in its entirety. The termination will be effective November 10, 2026. No early termination penalty is payable by the Company in connection with the termination.

During the three months ended September 30, 2026 and 2025, the Company recognized $0.6 million and $2.5 million, respectively, and during the nine months ended September 30, 2026 and 2025, the Company recognized $2.6 million and $7.8 million, respectively, of revenue associated with the Amgen Agreement. As of September 30, 2026, all revenue associated with the Amgen Agreement has been recognized.

7. Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating lease agreements. There have been no material changes to the Company’s leases during the nine months ended September 30, 2026.

Brigham and Women’s License Agreement

The Company obtained the worldwide exclusive license to its foundational technology from the Brigham and Women’s Hospital, Inc. (“BWH”). The license, as amended, grants worldwide exclusive use to the patent underlying the TargetScan technology in exchange for fees including development milestones and various royalties on product sales should they occur in the future.

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

8. Loan and Security Agreements

Silicon Valley Bank

On December 20, 2024 (the “Effective Date”), the Company entered into a Loan and Security Agreement (the “SVB Loan Agreement”) with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“SVB”). The SVB Loan Agreement, provides for a non-convertible term loan facility of up to $52.5 million, consisting of a first tranche of $32.5 million, which was drawn on the Effective Date, and a second tranche of $20.0 million, available prior to June 30, 2026, which was not drawn.

Under the SVB Loan Agreement, the term loans would mature on September 1, 2029, and would be subject to monthly interest only payments until September 30, 2027, provided the Company achieved both a certain financial and a certain clinical milestone by June 30, 2026, which it did not. The interest-only period ended on September 30, 2026 and monthly payments of principal and interest will begin in October 2026 and continue through maturity on September 1, 2028. The term loan will automatically accelerate upon the occurrence of bankruptcy or insolvency event involving the Company or its subsidiaries.

The term loan accrues interest at a per annum rate equal to the greater of (i) 7.00% and (ii) the prime rate (as last quoted in The Wall Street Journal), minus 0.75%; provided that such interest rate shall not exceed 9.75% per annum. The Company is liable for a final payment of $1.6 million due on the earliest to occur of (i) the maturity, (ii) full repayment, and (iii) acceleration (the “Exit Fee”). In addition, the Company is liable for a prepayment fee equal to 2.0% of principal prepaid during the second year of the term, and 1.0% thereafter.

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

The Company recorded $0.8 million and $0.7 million in interest expense for the three months ended September 30, 2026 and 2025, respectively, and $2.2 million and $2.1 million for each of the nine months ended September 30, 2026 and 2025, respectively. The effective interest rate on the SVB Loan Agreement, including the amortization of the debt discount and issuance costs, and accretion of the Exit Fee, was 9.24% as of September 30, 2026.

Future principal payments and the Exit Fee as of September 30, 2026 are as follows (in thousands):

Remainder of 2026	$4,062
2027	16,250
2028	13,813
Total payments	34,125
Unamortized debt discount	(1,153)
Total debt, net	32,972
Less current portion, net	(15,701)
Long-term debt, net	$17,271

9. Segment Reporting

Operating segments are defined as components of the entity for which separate financial information is made available and that is regularly evaluated by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company’s CODM is its Chief Executive Officer and the Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company is focused on the development of TCR-T therapy product candidates for the treatment of patients with cancer.

The CODM assesses the Company’s performance by reviewing U.S. GAAP net loss and significant expenses by function along with the annual budget. The CODM considers budget-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources.

The following table presents selected information with respect to the Company’s single operating segment for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Collaboration and license revenue	$586	$2,511	$2,619	$7,758
Less:
Research and development
Personnel expenses	7,987	9,441	23,227	27,223
Laboratory supplies, research materials and studies	6,001	9,195	15,576	30,785
Facility-related and other	5,099	4,305	15,032	15,510
Clinical studies	4,608	6,474	11,515	13,890
Stock-based compensation	999	1,683	3,427	5,089
Depreciation expense	597	591	1,820	1,614
General and administrative
Personnel expenses	3,637	3,172	9,759	9,528
Legal and professional fees	1,947	1,646	6,158	5,641
Facility-related and other	1,583	1,552	5,046	5,295
Stock-based compensation	1,078	1,328	3,472	4,609
Depreciation expense	81	176	250	529
Interest and other income, net	721	2,041	2,716	7,233
Interest expense	(775)	(699)	(2,163)	(2,067)
Net loss	$(33,085)	$(35,710)	$(92,110)	$(106,789)

10. Net Loss Per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share data):

	September 30,		September 30,
	2026	2025	2026	2025
Numerator
Net loss	$(33,085)	$(35,710)	$(92,110)	$(106,789)
Denominator
Weighted average shares outstanding-basic and diluted	130,025,962	129,835,938	129,963,151	129,748,897
Net loss per share
Basic and diluted	$(0.25)	$(0.28)	$(0.71)	$(0.82)

As of September 30, 2026 and 2025, common stock issuable upon exercise of the Pre-Funded Warrants totaling 62,246,707 and 73,087,945, respectively, are included as outstanding common stock in the calculation of basic and diluted net loss per share. See Note 5, Stockholders' Equity, to these condensed consolidated financial statements for additional information.

The Company has two classes of common stock, each with identical participation rights to earnings and liquidation preferences, and therefore the calculation of net loss per share as calculated above is identical to the calculation under the two-class method. The

Company excluded the following potential common shares from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	September 30,
	2026	2025
Common stock issuable upon exercise of stock options	18,958,156	18,061,321
Common stock issuable under the employee stock purchase plan	620,051	85,299
Total	19,578,207	18,146,620

11. Reorganization

On November 3, 2025, the Company implemented a workforce reduction of approximately 30% (the “2025 Workforce Reduction”). As of September 30, 2026, there was approximately $0.1 million of accrued severance-related benefits and other costs related to the 2025 Workforce Reduction included in accrued expenses on the consolidated balance sheet. These payments are expected to be completed in the fourth quarter of 2026.

As a result of the 2026 Reorganization, the Company incurred expenses of approximately $4.4 million for wage continuance and severance-related benefits and other costs, of which $3.2 million and $1.2 million is included in research and development and general and administrative expenses, respectively, in the condensed consolidated statement of operations. As of September 30, 2026, there was $3.0 million of accrued severance-related benefits and other costs in accrued expenses on the condensed consolidated balance sheet. These payments are expected to be completed in the fourth quarter of 2027.

The following table summarizes the Company’s liability recognized in connection with the 2025 Workforce Reduction and 2026 Reorganization (in thousands):

Balance as of December 31, 2025	$1,015
Severance-related benefits and other costs	4,424
Cash payments	(2,368)
Balance as of September 30, 2026	$3,071

12. Subsequent Event

On October 1, 2026, the Company granted 11,013,500 restricted stock units (“RSUs”) of which, 6,690,000 are performance based. Stock-based compensation expense will be recorded for RSUs that are expected to vest based on their fair value at grant date and is amortized over the expected vesting period. The service-based RSUs vest annually over three or four years in equal installments commencing on the first anniversary of the grant date. Recognition of stock-based compensation expense associated with performance based RSUs commences when the performance conditions are considered probable of achievement, using management’s best estimates.

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

Overview

We are a fully integrated, clinical-stage biotechnology company focused on developing a robust pipeline of T cell receptor (TCR)-engineered T cell, or TCR-T, therapies for the treatment of patients with cancer. We are prioritizing the advancement of our in vivo-engineered TCR-T therapy candidates for solid tumors, with the goal of delivering life-changing therapies for patients with significant unmet medical needs.

Corporate Updates

In September 2026, we announced a plan to restructure the Company to prioritize development of our in vivo-engineered TCR-T therapy candidates for the treatment of patients with solid tumors (the “2026 Reorganization”). As part of this strategic realignment, we implemented a workforce reduction of approximately 75%, which is expected to produce cumulative cost savings of $55.0 million through the end of 2027. We believe concentrating capital resources on the solid tumor program, while preserving the potential value of our other programs through strategic partnerships, provides the strongest path forward to creating long-term value for patients and shareholders. In connection with the workforce reduction, we expect to incur approximately $4.4 million in employee-related costs, consisting primarily of pay continuation and related benefits. We expect to complete the 2026 Reorganization and incur virtually all charges by the end of the fourth quarter of 2027.

Prioritized Solid Tumor Program

To advance our solid tumor program, we are developing in vivo-engineered TCR-T therapy candidates that target cancer-specific antigens expressed in various solid tumor indications, including melanoma, ovarian cancer, non-small cell lung cancer, and head and neck cancer. We believe that an in vivo engineering approach will overcome the key limitations of ex vivo-engineered autologous TCR-T, including the cost and difficulty of patient-specific manufacturing, the delay in getting product to patients, and the need for lymphodepletion. Building on the promise of our prior work, we are reconfiguring our two most active TCRs from our ex vivo-manufactured TCR-T program, the Phase 1 PLEXI-T™ study, as in vivo-engineered products. As with our ex vivo program, we will initially treat patients with single TCR-T candidates (singleplexed therapy). We expect this to be sufficient for cancers with uniform target expression. Many solid tumors, however, are heterogeneous – they express multiple cancer-specific antigens and not every tumor cell expresses a given antigen. To address this challenge, we are also developing what we refer to as multiplex TCR-T therapy, in which we treat a patient with more than one TCR-T candidate at a time. Overall, we believe an in vivo approach represents a promising and cost-efficient way to deliver off-the-shelf, multiplexed TCR-T therapy for solid tumors.

Our first two therapeutic candidates, one targeting PRAME and the other targeting MAGE-A4, are advancing through IND-enabling studies. We expect to share preclinical data in Q1 2027 and file our first IND in Q3 2027, with plans to dose our first patient in Q4 2027.

Hematologic Malignancies Program

In September 2026, we provided an update on our hematologic (heme) malignancies clinical program, including updated data from Cohort C of our Phase 1 ALLOHA™ trial evaluating TSC-101, generated with our commercial-ready manufacturing process, in patients with heme malignancies undergoing allogeneic HCT. Despite being at very high risk of relapse, all 14 patients in Cohort C achieved complete donor chimerism at various time-points following treatment with TSC-101. This included two patients who relapsed but subsequently converted to complete donor chimerism after receiving a third infusion of TSC-101, additional targeted agents, or both. One patient was previously disclosed to have a non-relapse mortality, unrelated to TSC-101. TSC-101 infusions continue to be generally well-tolerated and observed adverse events are consistent with post-HCT adverse events.

Despite observing positive clinical data from Cohort C of our Phase 1 ALLOHATM study, we stopped further enrollment on our Phase 3 ALLOHA-2™ study of TSC-101 due to insufficient funding. Prior to this pause, 7 patients were enrolled on the treatment arm of the study and 5 patients were enrolled on the control arm. Treatment and follow-up of these patients, as well as other study-related activities, will continue at significantly reduced ongoing costs. We remain committed to the care of patients and intend to continue collecting safety and efficacy data while actively exploring strategic partnerships that could continue to move the program forward. Updated data on Cohort C are expected in Q4 2026, followed by data on all patients treated with the commercial-ready manufacturing process in Q2 2027.

Autoimmunity Program

While primarily focused on oncology, we believe our target discovery platform is well suited to identify targets that cause T cell-driven autoimmune disorders. We have previously identified the targets of pathogenic T-cells in HLA-B*27 associated autoimmune disorders, including ankylosing spondylitis. Further discovery efforts have been halted and we are currently evaluating strategic partnerships for this program.

Since our inception in 2018, we have devoted our efforts to raising capital, obtaining financing, filing, prosecuting and maintaining intellectual property rights, organizing and staffing our Company and incurring research and development (“R&D”) costs related to the identification of novel targets for TCRs and development of TCR-T therapy product candidates to target and eliminate cancer cells. We do not have any therapies approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from sales of capital stock, revenue received under our collaboration agreements, and debt facilities.

We have incurred significant operating losses since our inception. We reported net losses of $33.1 million and $92.1 million for the three and nine months ended September 30, 2026, respectively. As of September 30, 2026, we had an accumulated deficit of $597.0 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future in connection with our ongoing activities, particularly if and as we:

•
continue our R&D efforts to identify and develop product candidates and submit IND applications for such product candidates;
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

In accordance with U.S. GAAP, we evaluated whether conditions and events, considered in the aggregate, raise substantial doubt about our ability to continue as a going concern. Based on our current operating plan, existing cash and cash equivalents are expected to fund operations into the fourth quarter of 2027 but are not expected to be sufficient to fund our obligations for at least twelve months after the issuance date of these condensed consolidated financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. For additional information regarding our liquidity, see “Liquidity and Capital Resources” and “Risk Factors—Risks related to our financial position and need for additional capital.” Based on our evaluation, we concluded that substantial doubt exists about our ability to continue as a going concern. See Note 1, Nature of Business and Basis of Presentation, to these condensed consolidated financial statements for additional information.

Recent Developments

Nasdaq Compliance

On August 27, 2026, the Company received written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company’s voting common stock failed to comply with the $1.00 minimum bid price required for continued listing on The Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Rule”). This conclusion was based upon the closing bid price of our common stock for the 30 consecutive trading days prior to the date of the Notice from Nasdaq. The Notice has no effect on the listing of our common stock at this time, and our common stock will continue to trade on The Nasdaq Global Market under the symbol “TCRX.”

We have been provided an initial compliance period of 180 calendar days, or until February 23, 2027, to regain compliance with the Minimum Bid Price Rule which requires that the closing bid price of the Common Stock meet or exceed $1.00 per share for a minimum of ten consecutive trading days. If we do not regain compliance by February 23, 2027, we may be afforded a second 180 calendar day period to regain compliance.

Unless cured sooner, to qualify for the additional 180 calendar days, we would transfer to The Nasdaq Capital Market and meet the continued listing requirement for market value of publicly held shares and all other initial listing standards, except for the minimum bid price requirement. In addition, we must notify Nasdaq of our intent to cure the deficiency during the second compliance period. If the Staff concludes we will not be able to cure the deficiency, or if we do not regain compliance, the Staff will provide written notification to us indicating our common stock will be subject to delisting. We may appeal the Staff’s delisting determination to a Nasdaq Hearings Panel, but there can be no assurance the appeal would be successful.

We will continue to monitor the bid price of our common stock and consider our available options to regain compliance with the Minimum Bid Price Rule, but there can be no assurance we will be able to regain compliance.

Executive Transition

In connection with the 2026 Reorganization, Jason A. Amello ceased to serve as our Chief Financial Officer and Chrystal Louis, M.D., MPH ceased to serve as our Chief Medical Officer. Following this transition, Gavin MacBeath, Ph.D., our Chief Executive Officer, also serves as our Principal Financial Officer and Principal Accounting Officer.

Results of Operations

Three months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,		Change
	2026	2025	$	%
Collaboration and license revenue	$586	$2,511	$(1,925)	(77%)
Operating expenses:
Research and development	25,291	31,689	(6,398)	(20%)
General and administrative	8,326	7,874	452	6%
Total operating expenses	33,617	39,563	(5,946)	(15%)
Operating loss	(33,031)	(37,052)	4,021	(11%)
Other (expense) income:
Interest and other income, net	721	2,041	(1,320)	(65%)
Interest expense	(775)	(699)	(76)	11%
Total other (expense) income	(54)	1,342	(1,396)	(104%)
Net loss	$(33,085)	$(35,710)	$2,625	(7%)

Revenue

Revenue decreased by $1.9 million for the three months ended September 30, 2026 compared with the same period in the prior year primarily due to the timing of research activities performed pursuant to our collaboration agreement with Amgen, which terminated in August 2026.

Research and development expenses

The following table summarizes our R&D expenses by category for the periods indicated (in thousands):

	Three Months Ended September 30,		Change
	2026	2025	$	%
Personnel expenses	$7,987	$9,441	$(1,454)	(15%)
Laboratory supplies, research materials and studies	6,001	9,195	(3,194)	(35%)
Facility-related and other	5,099	4,305	794	18%
Clinical studies	4,608	6,474	(1,866)	(29%)
Stock-based compensation	999	1,683	(684)	(41%)
Depreciation expense	597	591	6	1%
Total research and development	$25,291	$31,689	$(6,398)	(20%)

R&D expenses decreased by $6.4 million for the three months ended September 30, 2026 compared with the same period in the prior year primarily driven by our 2025 workforce reduction. There was a $3.2 million decrease in laboratory supplies, research materials and studies due to the timing and purchase of supplies and consumables and decreased spend on contracted service and a decrease of $1.9 million in clinical studies. In addition, there was a $1.5 million decrease in personnel expenses attributable to the 2025 workforce reduction which was partially offset by the $3.2 million attributable to the 2026 Reorganization and the employee-related costs, consisting primarily of pay continuation and related benefits.

General and administrative expenses

The following table summarizes our general and administrative expenses by category for the periods indicated (in thousands):

	Three Months Ended September 30,		Change
	2026	2025	$	%
Personnel expenses	$3,637	$3,172	$465	15%
Legal and professional fees	1,947	1,646	301	18%
Facility-related and other	1,583	1,552	31	2%
Stock-based compensation	1,078	1,328	(250)	(19%)
Depreciation expense	81	176	(95)	(54%)
Total general and administrative	$8,326	$7,874	$452	6%

General and administrative expenses increased by $0.5 million for the three months ended September 30, 2026 compared with the same period in the prior year primarily due to increases of $0.5 million in personnel expenses. The increase in personnel expense was primarily due to $1.2 million attributable to the 2026 Reorganization and the employee-related costs, consisting primarily of pay continuation and related benefits which was partially offset by the 2025 workforce reduction. In addition, legal and professional fees increased $0.3 million partially offset by a $0.3 decrease in stock-based compensation.

Other (expense) income

Other income decreased by $1.4 million for the three months ended September 30, 2026 compared to the same period in the prior year primarily due to a decrease in interest income attributable to lower cash balances available for investment.

Nine months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Collaboration and license revenue	$2,619	$7,758	$(5,139)	(66%)
Operating expenses:
Research and development	70,597	94,111	(23,514)	(25%)
General and administrative	24,685	25,602	(917)	(4%)
Total operating expenses	95,282	119,713	(24,431)	(20%)
Operating loss	(92,663)	(111,955)	19,292	(17%)
Other (expense) income:
Interest and other income, net	2,716	7,233	(4,517)	(62%)
Interest expense	(2,163)	(2,067)	(96)	5%
Total other (expense) income	553	5,166	(4,613)	(89%)
Net loss	$(92,110)	$(106,789)	$14,679	(14%)

Revenue

Revenue decreased by $5.1 million for the nine months ended September 30, 2026 compared with the same period in the prior year primarily due to the timing of research activities performed pursuant to our collaboration agreement with Amgen, which terminated in August 2026.

Research and development expenses

The following table summarizes our R&D expenses by category for the periods indicated (in thousands):

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Personnel expenses	$23,227	$27,223	$(3,996)	(15%)
Laboratory supplies, research materials and studies	15,576	30,785	(15,209)	(49%)
Facility-related and other	15,032	15,510	(478)	(3%)
Clinical studies	11,515	13,890	(2,375)	(17%)
Stock-based compensation	3,427	5,089	(1,662)	(33%)
Depreciation expense	1,820	1,614	206	13%
Total research and development	$70,597	$94,111	$(23,514)	(25%)

R&D expenses decreased by $23.5 million for the nine months ended September 30, 2026 compared with the same period in the prior year primarily driven by our 2025 workforce reduction. There was a $15.2 million decrease in laboratory supplies, research materials and studies due to the timing and purchase of supplies and consumables and decreased spend on contracted service and a decrease of $2.4 million in clinical studies. In addition, there was a $4.0 million decrease in personnel expense and $1.7 million decrease in stock-based compensation primarily driven by our 2025 workforce reduction. The decrease was partially offset by the $3.2 million attributable to the 2026 Reorganization and the employee-related costs, consisting primarily of pay continuation and related benefits.

General and administrative expenses

The following table summarizes our general and administrative expenses by category for the periods indicated (in thousands):

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Personnel expenses	$9,759	$9,528	$231	2%
Legal and professional fees	6,158	5,641	517	9%
Facility-related and other	5,046	5,295	(249)	(5%)
Stock-based compensation	3,472	4,609	(1,137)	(25%)
Depreciation expense	250	529	(279)	(53%)
Total general and administrative	$24,685	$25,602	$(917)	(4%)

General and administrative expenses decreased by $0.9 million for the nine months ended September 30, 2026 compared with the same period in the prior year primarily due to a decrease in stock-based compensation of $1.1 million as a result of our 2025 workforce reduction.

Other (expense) income

Other income decreased by $4.6 million for the nine months ended September 30, 2026 compared with the same period in the prior year primarily due to a decrease in interest income attributable to lower cash balances available for investment.

Liquidity and Capital Resources

Sources of Liquidity

We have not generated any revenue from product sales and have incurred net losses and negative cash flows from our operations. Our primary use of cash is to fund operating expenses, which consist primarily of R&D expenditures, and to a lesser extent, general and administrative expenditures. Under the terms of the Amgen Agreement, we received a payment of $30.0 million in July 2023 which was recognized as revenue over time. On August 12, 2026, we received notice from Amgen of its election to terminate the agreement which will be effective November 10, 2026.

On June 1, 2023, we completed an underwritten public offering of 23,287,134 shares of our voting common stock, inclusive of shares purchased by the underwriters’, at a price of $2.00 per share, and pre-funded warrants to purchase up to 47,010,526 shares with an exercise price of $0.0001 per share. The pre-funded warrants were issued at a purchase price of $1.9999 per warrant. Aggregate net proceeds were $134.7 million after deducting underwriting discounts, commissions and other offering expenses.

On April 24, 2024, we completed an underwritten public offering resulting in the issuance and sale of 4,958,068 shares of our voting common stock, inclusive of shares purchased by the underwriters’, at a price of $7.13 per share, and pre-funded warrants to purchase up to 18,577,419 shares with an exercise price of $0.0001 per share. The pre-funded warrants were issued at a purchase price of $7.1299 per warrant. Aggregate net proceeds were $161.4 million after deducting underwriting discounts, commissions and other estimated offering expenses.

Pursuant to the K2 HealthVentures LLC (“K2HV”), Loan Agreement dated September 9, 2022, we had an initial convertible term loan of $30.0 million. On November 20, 2024, K2HV converted $15.0 million outstanding principal into 3,134,796 shares of our voting common stock. On December 20, 2024, we entered into a loan agreement (“SVB Loan”) with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“SVB”), and repaid all remaining outstanding loan obligations to K2HV.

The SVB Loan Agreement provided for term loans up to an aggregate principal amount of $52.5 million, of which $32.5 million was provided on the closing date. A second tranche of $20.0 million was available prior to June 30, 2026, but was not and can no longer be drawn. The term loan is expected to mature on September 1, 2028 (“Maturity”) and was subject to monthly interest only payments through September 30, 2026. Monthly installments of principal and interest began October 1, 2026, and will continue until Maturity. As of September 30, 2026, the $32.5 million term loan remained outstanding. See “Notes to Condensed Consolidated Financial Statements” and “Item 1A. Risk Factors—The terms of our loan agreement place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our operating and financial flexibility” for additional details regarding the SVB Loan Agreement.

On December 27, 2024, we completed a registered direct offering with an existing investor for the issuance of pre-funded warrants to purchase up to 7,500,000 shares of our voting common stock with an exercise price of $0.0001 per warrant. The pre-funded warrants were issued at a purchase price of $4.00 per warrant. Aggregate net proceeds were $29.8 million, after deducting offering expenses.

As of September 30, 2026, we had cash and cash equivalents of $73.0 million, excluding restricted cash of $5.0 million. Based on our current operating plan, existing cash and cash equivalents are expected to fund operations into the fourth quarter of 2027 but are not expected to be sufficient to fund our obligations for at least twelve months after the issuance date of these condensed consolidated financial statements. We have based our current operating plan on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. As a result, management has concluded that substantial doubt exists about our ability to continue as a going concern. See Note 1, Nature of Business and Basis of Presentation, to these condensed consolidated financial statements for additional information.

Funding requirements

We expect to continue to incur significant expenses and operating losses for the foreseeable future in connection with our ongoing activities, particularly if and as we:

•
continue our R&D efforts to identify and develop product candidates and submit IND applications for such product candidates;
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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may also contain terms that are not favorable to us or our stockholders. In the event a convertible debt facility is converted to shares of common stock, such conversion could result in additional and substantial dilution to our existing and future stockholders. If we raise additional funds through additional collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We have not yet received regulatory approval for or commercialized any of our product candidates and do not expect to generate revenue from product sales for several years, if at all. We do not expect to generate any product revenue unless and until we (i) complete development of any of our product candidates; (ii) obtain applicable regulatory approvals; and (iii) successfully commercialize or enter into collaborative agreements for our product candidates. We do not know with certainty when, or if, any of these items will ultimately occur. We expect to incur continuing significant losses for the foreseeable future. We may encounter unforeseen expenses, difficulties, complications, delays and other currently unknown factors that could adversely affect our business.

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

A change in the outcome of any of these or other variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of that product candidate. Furthermore, our operating plans may change in the future, and we will continue to require additional capital to meet operational needs and capital requirements associated with such operating plans. In addition, adequate funding may not be available to us on acceptable terms or at all. If we are unable to raise capital when needed, it could have a negative impact on our financial condition and our ability to pursue our business strategies. We may need to delay, reduce, or terminate some or all development programs and clinical trials. We may also be required to sell or license our rights to product candidates in certain territories or indications that we would otherwise prefer to develop and commercialize ourselves. See Part II, Item 1A. “Risk Factors” of this Quarterly Report for additional risks associated with our substantial capital requirements.

While we remain an emerging growth company and a smaller reporting company, we are not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, as we continue to evolve as a business, we will incur increased costs related to legal and financial compliance.

Cash Flows

The following table summarizes net cash flow activity for the periods indicated (in thousands):

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Net cash used in operating activities	$(78,891)	$(103,317)	$24,426	-24%
Net cash (used in) provided by investing activities	(576)	94,543	(95,119)	-101%
Net cash provided by (used in) financing activities	99	(409)	508	-124%
Net decrease in cash, cash equivalents and restricted cash	$(79,368)	$(9,183)	$(70,185)	764%

Operating activities

Net cash used in operating activities was $78.9 million for the nine months ended September 30, 2026, and was primarily driven by our net loss of $92.1 million offset by non-cash adjustments of $9.5 million and changes in net working capital of $3.7 million. The change in working capital was partially driven by increased accrued compensation benefits of $2.8 million primarily due to expenses incurred in connection with the 2026 Reorganization. In addition, accrued R&D increased $1.9 million due to the timing of invoices. These increases were partially offset with decreased deferred revenue due to revenue recognition pursuant to the Amgen Agreement.

Net cash used in operating activities was $103.3 million for the nine months ended September 30, 2025, and was primarily driven by our net loss of $106.8 million offset by non-cash adjustments of $9.8 million and a use of $6.4 million related to changes in net working capital. The change in working capital was primarily driven by revenue recognition pursuant to the Amgen Agreement and changes in accrued expenses related to R&D activities.

Investing activities

Net cash used in investing activities was $0.6 million for the nine months ended September 30, 2026, which was driven by the net purchase and sale of property and equipment.

Net cash provided by investing activities was $94.5 million for the nine months ended September 30, 2025, which was driven by the maturities and purchases of marketable securities of $98.8 million partially offset by the purchase of property and equipment of $4.2 million.

Financing activities

Net cash provided by financing activities was $0.1 million for the nine months ended September 30, 2026, which was driven by proceeds from the issuance of common stock under the employee stock purchase plan.

Net cash used in financing activities was $0.4 million for the nine months ended September 30, 2025, which was driven by cash paid for debt issuance and financing costs partially offset by proceeds from the issuance of common stock under the employee stock purchase plan.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of financial statements and related disclosures require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses. We base our estimates on historical experience, known trends and events and on various other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies and estimates from those disclosed in our financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 4, 2026.

Emerging Growth Company and Smaller Reporting Company Status

The Jumpstart Our Business Startups Act of 2012 (JOBS Act) permits an “emerging growth company” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. The Company qualifies as an “emerging growth company” under the JOBS Act and has elected to “opt in” to the extended transition related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies. Our status as an emerging growth company will end on December 31, 2026, which will be the last day of the fiscal year ending after the fifth anniversary of our initial public offering.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K, and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer who is our Principal Executive Officer and Principal Financial and Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer has concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in biotechnology product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We are still in the early stages of development of our product candidates and have initiated clinical trials for certain of our product candidates. We have no products licensed for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development, and other expenses related to our ongoing operations. We have financed our operations primarily through equity and debt issuances, borrowings under secured loan agreements and upfront payments under our existing or previous collaborations.

We have incurred significant net losses in each period since our inception in April 2018. For the three and nine months ended September 30, 2026, and the years ended December 31, 2025 and 2024, we reported net losses of $33.1 million, $92.1 million, $129.8 million, and $127.5 million, respectively. As of September 30, 2026, we had an accumulated deficit of $597.0 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

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

*We are currently not in compliance with Nasdaq’s continued listing requirements. If we are unable to regain compliance with Nasdaq’s listing requirements, our common stock could be delisted, which could affect the market price of our common stock and liquidity and reduce our ability to raise capital.

Our common stock is currently listed on the Nasdaq Global Market. We cannot assure you that we will be able to maintain a listing of our common stock on any such trading venue. On August 27, 2026, we received written notice (the “Notice”) from the Listing

Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that our common stock had not maintained the $1.00 minimum closing bid price required for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Rule”) for the 30 consecutive trading days prior to the date of the Notice. The Notice has no immediate effect on the listing of our common stock, which continues to trade on the Nasdaq Global Market under the symbol “TCRX.”

We have been provided an initial compliance period of 180 calendar days, or until February 23, 2027, to regain compliance with the Minimum Bid Price Rule, which requires that the closing bid price of our common stock meet or exceed $1.00 per share for a minimum of ten consecutive trading days. Although Nasdaq has granted us this compliance period, there can be no assurance that we will regain compliance and Nasdaq could make a determination to delist our common stock. If we do not regain compliance with the Minimum Bid Price Rule by February 23, 2027, we may be eligible for an additional 180-calendar-day compliance period, provided that we transfer the listing of our common stock to the Nasdaq Capital Market and satisfy the applicable requirements for continued listing on that market, other than the Minimum Bid Price Rule, and we provide written notice of our intention to cure the deficiency during that additional period. If necessary to regain compliance with Nasdaq listing standards, we may implement a reverse stock split, subject to stockholder approval and our board of directors’ determination to implement the reverse stock split. Our board of directors has approved, and is seeking stockholder approval at a special meeting for, an amendment to our certificate of incorporation to effect a reverse stock split at a ratio of not less than one-for-two and not more than one-for-fifty, with the exact ratio and timing to be determined by the board of directors in its sole discretion. However, there can be no assurance that a reverse stock split, or any other alternatives we may consider to regain compliance with the minimum bid price requirement, would be approved by our stockholders or would result in a sustained higher stock price that would allow us to meet the Nasdaq stock price listing requirements, and such reverse stock split may limit our ability to conduct subsequent measures to meet Nasdaq listing criteria in accordance with the applicable Nasdaq rules.

If Nasdaq delists our common stock, investors may face material adverse consequences, including, but not limited to, a lack of trading market for the common stock, reduced liquidity, decreased analyst coverage of the Company, and an inability for us to obtain additional financing to fund our operations. While quotation on an over-the-counter market could maintain some degree of a market in our common stock, we could face substantial material adverse consequences, including, but not limited to, the following: limited availability for market quotations for our common stock; reduced liquidity with respect to and decreased trading prices of our common stock; a determination that shares of our common stock are “penny stock” under the SEC rules, subjecting brokers trading our common stock to more stringent rules on disclosure and the class of investors to which the broker may sell the common stock; limited news and analyst coverage for our Company, in part due to the “penny stock” rules; and decreased ability to issue additional securities or obtain additional financing in the future. The perception among investors that we are at heightened risk of delisting could also negatively affect the market price of our securities and trading volume of our common stock.

Even if we regain compliance, we could subsequently fail to satisfy any of Nasdaq’s continued listing requirements, such as the corporate governance requirements or the minimum closing bid price requirement, and Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the required minimum bid price or prevent future non-compliance with Nasdaq listing requirements.

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

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from sales of any of our product candidates. We do not expect to generate significant revenue unless or until we successfully complete preclinical and clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates. Although we have initiated clinical trials for certain of our product candidates, we have not yet demonstrated an ability to successfully complete clinical trials of our product candidates, obtain marketing approvals, manufacture a commercial-scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization to enable us to generate any revenue from product sales. Our other product candidates are in various stages of preclinical development and, as such, we face significant translational risk as we work to advance these product candidates to the clinical stage. Our ability to generate revenue depends on a number of factors, including, but not limited to:

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

Since our inception, we have financed our operations through equity issuances, upfront payments under our collaborations and through our debt financings. The development of biotechnology product candidates is capital intensive, and we expect our expenses to increase substantially during the next few years. As our product candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our clinical, regulatory, quality and manufacturing capabilities. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to marketing, sales, manufacturing and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company.

As of September 30, 2026, we had $73.0 million in cash and cash equivalents. We believe that our existing cash and cash equivalents will enable us to fund our current operating plan into the fourth quarter of 2027. Accordingly, our existing cash and cash equivalents will not be sufficient for us to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources. We may also need to raise additional funds sooner if we choose to pursue additional indications for our product candidates or otherwise expand more rapidly than we presently anticipate.

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

In addition, political developments impacting government spending and international trade, including changes in trade agreements, potential government shutdowns, trade disputes and tariffs, including tariffs that have been or may in the future be imposed by the U.S. or other countries and future legislation or actions taken by the U.S. or other countries that restrict trade, and protectionist or retaliatory measures taken by the U.S. or other countries, may negatively impact markets and cause weaker macroeconomic conditions. For example, in 2025, the U.S. imposed substantial tariffs on imports from its trading partners, including, without limitation, Canada, Mexico, the EU and China. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. While certain tariffs were subsequently suspended, modified, or temporarily reduced, we cannot predict the results of the U.S. government’s trade negotiations or the outcome of ongoing legal challenges to specific tariff policies. The impact of tariffs has already been seen, and we expect will continue to be seen, in global markets. In addition, the Trump administration has expressed an intent to impose tariffs on pharmaceutical imports, with the stated policy objective of reshoring pharmaceutical manufacturing to the United States. Among other means, such tariffs may be imposed by the United States under Section 232 of the Trade Expansion Act of 1962, as amended, pursuant to which the U.S. Department of Commerce recently initiated an investigation to determine the effects of importing pharmaceuticals and pharmaceutical ingredients on national security. Historically, tariffs have led to increased trade and political tensions. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any of the abovementioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of any political instability and resulting market disruptions are impossible to predict but could be substantial. Any such disruptions may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section. We are continuing to monitor global capital markets and assessing the potential impact of these factors on our business.

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

Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships but could also include factors involving financial markets or the financial services industry generally.

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

We have recently reduced the size of our organization, and we may encounter difficulties in managing this development and our strategic prioritization, which could disrupt our operations. In addition, we may not achieve the anticipated benefits and savings from our workforce reductions.

On November 3, 2025, the Company announced a prioritization strategy and pursuant to this strategy, the Company also implemented a workforce reduction of approximately 30%, or 66 roles. More recently, on September 2, 2026, the Company announced a prioritization strategy by which the Company is prioritizing the nonclinical development of its in vivo solid tumor program and pausing further enrollment in its Phase 3 ALLOHA-2TM study of TSC-101, and, pursuant to such strategy, implemented a workforce reduction of approximately 75% of the Company's workforce. These workforce reductions have resulted in the loss of longer-term employees, the loss of certain institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. The restructuring and possible additional cost containment measures may yield unintended consequences, such as attrition beyond our intended workforce reductions and reduced employee morale. In addition, we may not achieve anticipated benefits from these workforce reductions. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, further loss of employees and reduced productivity among remaining employees. If our management is unable to effectively manage this transition and these workforce reductions and additional cost containment measures, our expenses may be more than expected and we may not be able to implement our business strategy. As a result, our future financial performance and our ability to commercialize our future product candidates successfully could be negatively affected.

Risks Related to the Development of Our Product Candidates

Our approach to the discovery and development of product candidates based on our proprietary platform represents a novel approach to cancer treatment, which creates significant challenges for us.

Our future success depends on the successful development of our product candidates, which target solid tumors and heme malignancies utilizing TCR-T therapy product candidates. Advancing our product candidates creates significant challenges for us, including:

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

Although many of our personnel have extensive experience in clinical development at other companies, we have limited direct experience as a company in conducting and completing clinical trials and managing a manufacturing facility for our product candidates.

Although many of our personnel have extensive experience in clinical development and manufacturing at other companies, we have limited experience as a company in conducting and completing clinical trials at TScan. In part because of this lack of experience, we cannot be certain that our ongoing preclinical studies or clinical trials will be completed on time or that the planned preclinical studies and clinical trials will begin or be completed on time, if at all. Large-scale clinical trials would require significant additional financial and management resources and reliance on third-party clinical investigators, contract research organizations (CROs) and consultants. Relying on third-party clinical investigators, CROs and consultants may force us to encounter delays that are outside of our control.

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

In addition, because we have limited financial and personnel resources and are placing significant focus on the development of our lead product candidates, we may forgo or delay pursuit of opportunities with other future product candidates that later prove to have greater commercial potential. Our resource allocation decisions, including our recent reprioritization of our pipeline, may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and other future product candidates for specific indications may not yield any commercially viable future product candidates. If we do not accurately evaluate the commercial potential or target market for a particular current or future product candidate, we may relinquish valuable rights to those product candidates through collaborations, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidates.

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

We may experience numerous adverse or unforeseen events during, or because of preclinical studies and clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

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

Many of the materials and regents we expect to use in our processes are single or sole source, and/or have limited stability and as such supply disruptions could materially impact our ability to develop or manufacture products. In addition, certain cell processing equipment, consumables and tubing used in our current manufacturing process are sourced from a single supplier or are otherwise available from a limited number of suppliers. Any interruption in the supply by those single source suppliers could impact our ability to continue development of any and all of our product candidates on the anticipated timelines or at all. We may be unable to obtain these materials and products for an indeterminate period of time if any of these third parties were to cease or interrupt production or otherwise fail to supply these materials or products to us for any reason, including due to regulatory requirements or actions (including recalls), adverse financial developments at or affecting the supplier, or labor shortages or disputes. Regional or single-source dependencies may in some cases accentuate these risks.

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

Our TCR-T therapy product candidates are manufactured by using a vector to insert genetic information encoding the TCR construct into the patient’s T cells. The TCR construct is then integrated into the natural TCR complex and transported to the surface of the patient’s T cells. Because the vector modifies the genetic information of the T cell, there is a risk that modification will occur in the wrong place in the T cell’s genetic code, leading to vector-related insertional oncogenesis, and causing the T cell to become cancerous. If the cancerous T cell is then administered to the patient with the TCR-T therapy product candidates, the cancerous T cell could trigger the development of a new cancer in the patient. We use non-viral transposon/transposase to insert genetic information into T cells. The risk of insertional oncogenesis remains a concern for gene therapy, and we cannot guarantee that it will not occur in any of our ongoing or planned preclinical studies or clinical trials. There is also the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of vectors used to carry the genetic material. The FDA has stated that vectors possess characteristics that may pose high risks of delayed adverse events. Non-viral transposon/transposase systems have limited clinical history, and their safety profile is still to be determined. If any such adverse events occur, further advancement of our preclinical studies or clinical trials could be halted or delayed, which would have a material adverse effect on our business and operations.

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

We are at an early stage of development, and our target discovery platform has not yet led, and may never lead, to approved or commercially successful products. All our current product candidates are being developed by leveraging the same or similar underlying proprietary platform, manufacturing process and development program. As a result, an issue with one product candidate or failure of any one program to obtain regulatory approval could lead to a failure of our entire pipeline of product candidates.

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

We currently rely on third parties for the manufacture of components of our manufacturing process, and we have engaged a global third-party manufacturer to support the manufacture of products for our clinical trials. These third-party manufacturers may incorporate their own proprietary processes into our components. We have limited control and oversight of a third party’s proprietary process, and a third party may elect to modify its process without our consent or knowledge. These modifications could negatively impact our manufacturing, including product loss or failure that requires additional manufacturing runs or a change in manufacturer, both of which could significantly increase the cost of and significantly delay the manufacture of our product candidates. In addition, we are currently reliant on a single manufacturer for our transposon and transposase components, and many of the critical raw materials and reagents used in the process are single or sole source. These third-party providers may not be able to provide adequate resources, capacity to meet our needs, timely delivery of material, or may change internal processes or specifications that adversely affect our process or product candidates.

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

As our product candidates progress through preclinical studies and clinical trials towards licensure and commercialization, it is expected that various aspects of the manufacturing and administration process will be altered in an effort to optimize processes and results, for example, our efforts to develop an in vivo engineering platform for our solid tumor program. We have already identified some improvements to our manufacturing and administration processes, but these changes may not achieve the intended objectives and could cause our product candidates to perform inadequately affecting the results of ongoing or future clinical trials. In addition, any changes may require amendments to be made to regulatory applications or necessitate development of new or additional TCR constructs and further clinical testing, which may further delay the timeframes under which modified manufacturing processes can be used for any of our product candidates.

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

We have limited experience as a company in managing a manufacturing facility or manufacturing suite and may never be successful in managing our own manufacturing suite, manufacturing facility or manufacturing capability. We will need to hire additional personnel to manage our operations and facilities and develop the necessary infrastructure to continue the research and development, and eventual commercialization, if licensed, of our product candidates. If we fail to recruit the required personnel, manage our growth effectively, have inadequate facility design or construction, or fail to select the correct location, the development and production of our product candidates could be curtailed or delayed. Although we have established a manufacturing facility, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, design or construction flaws, labor shortages, supply disruptions, natural disasters, power failures and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

In addition, the FDA, competent authorities of the EU Member States, and other foreign regulatory authorities may require us to submit samples of any lot of any licensed product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA, competent authorities of the EU Member States, or other foreign regulatory authorities may require that we not distribute a lot until the relevant agency authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls, or inability to manufacture product in the future. Lot failures or product recalls could cause us to delay or forgo product launches or clinical trials, which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects. Problems in our manufacturing process or quality control testing could restrict our ability to meet market demand for our product candidates.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a BLA, to market the same biologic for the same approved use or indication for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan drug exclusivity or if FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. As a result, even if one of our product candidates receives orphan exclusivity, the FDA can still approve other drugs that have a different active ingredient for use in treating the same approved use or indication. Furthermore, the FDA can waive orphan exclusivity if we are unable to manufacture sufficient supply of our product.

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

Designation as a Breakthrough Therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or licensure compared to candidate products considered for licensure under non-expedited FDA review procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as Breakthrough Therapies, the FDA may later decide that the product no longer meets the conditions for qualification. Thus, even though we intend to seek Breakthrough Therapy designation for some or all our future product candidates for the treatment of various cancers, there can be no assurance that we will receive Breakthrough Therapy designation.

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

We may seek approval of our current product candidates or future product candidates using the FDA’s Accelerated Approval pathway. A product may be eligible for Accelerated Approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (IMM) that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA requires that a sponsor of a drug or biologic receiving Accelerated Approval perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving Accelerated Approval, which could adversely impact the timing of the commercial launch of the product. The Food and Drug Omnibus Reform Act of 2022 (“FDORA”), also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. Even if we do receive Accelerated Approval, we may not experience a faster development, regulatory review or approval process for that product. Approval of a product may be withdrawn if these trials fail to verify clinical benefit or do not demonstrate sufficient clinical benefit to justify the risks associated with the product. In addition, receiving Accelerated Approval does not provide assurance of ultimate FDA approval.

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

We may seek designation for our target discovery platform as a designated platform technology. Under the Food and Drug Omnibus Reform Act of 2022 (FDORA), a platform technology incorporated within or utilized by a biological product is eligible for designation as a designated platform technology if (1) the platform technology is incorporated in, or utilized by, a biological product approved under a BLA; (2) preliminary evidence submitted by the sponsor of the licensed biological product, or a sponsor that has been granted a right of reference to data submitted in the application for such biological product, demonstrates that the platform technology has the potential to be incorporated in, or utilized by, more than one biological product without an adverse effect on quality, manufacturing, or safety; and (3) data or information submitted by the applicable person indicates that incorporation or utilization of the platform technology has a reasonable likelihood to bring significant efficiencies to the biological product development or manufacturing process and to the review process. A sponsor may request the FDA to designate a platform technology as a designated platform technology concurrently with, or at any time after, submission of an IND application for a biological product that incorporates or utilizes the platform technology that is the subject of the request. If so designated, the FDA may expedite the development and review of any subsequent original BLA for a biological product that uses or incorporates the platform technology. Even if we believe our target discovery platform technology meets the criteria for such designation, the FDA may disagree and instead determine not to grant such designation. In addition, the receipt of such designation for a platform technology does not ensure that a biological product will be developed more quickly or receive FDA approval. Moreover, the FDA may revoke a designation if the FDA determines that a designated platform technology no longer meets the criteria for such designation. For example, in July 2025, the FDA revoked Sarepta Therapeutics’ platform technology designation for AAVrh74 given that new safety information suggested the preliminary evidence on which the designation was based was insufficient to demonstrate that its platform technology had the potential to be incorporated in, or utilized by, more than one drug without an adverse effect on safety.

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

Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety, potency and purity of the product candidate. The FDA may also require a risk evaluation and mitigation strategy to license our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs, cGTPs and good clinical practices (GCPs) for any clinical trials that we conduct post-licensure. Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations and applicable product tracking and tracing requirements. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our manufacturing processes (or those of third parties we engage), or failure to comply with regulatory requirements, may result in, among other things:

•
restrictions on the marketing or manufacturing of our product candidates, withdrawal of the product from the market or voluntary or mandatory product recalls;
•
under FDORA, sponsors of approved biologics must provide six months’ notice to the FDA of any changes in marketing status, or for discontinuing or interrupting supply of certain drugs, including the withdrawal of a product, and failure to do so could result in a letter citing such failure to comply as well as the public posting of such letter and redacted company response;
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

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. In addition, the U.S. Supreme Court’s July 2024 decision to overturn established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which the FDA’s regulations, policies, and decisions may become subject to increasing legal challenges, delays, and/or changes. This decision may result in more lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

The third-party payer or insurance coverage and reimbursement status of newly approved products are uncertain. Our product candidates may become subject to unfavorable pricing regulations, third-party coverage and reimbursement practices, or healthcare reform initiatives, which would harm our business. Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drugs vary widely from country to country. In the U.S., recently enacted legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if any product candidates we may develop obtain marketing approval. For more information, please see “Item 1. Business – Government Regulation – Coverage and Reimbursement” in our Annual Report on Form 10-K filed with the SEC on March 4, 2026.

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

There is also significant uncertainty related to the insurance coverage and reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. In the U.S., the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicaid and Medicare Services (CMS), an agency within the U.S. Department of Health and Human Services (HHS). CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. No uniform policy of coverage and reimbursement for products exists among third-party payors and coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours. Reimbursement agencies in Europe may be more conservative than CMS. For example, several cancer drugs have been approved for reimbursement in the U.S. and have not been approved for reimbursement in certain European countries. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale, and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products we may develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize product candidates, and our overall financial condition.

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

*The impact of recent healthcare reform legislation and other changes in the healthcare industry and in healthcare spending on us is currently unknown and may adversely affect our business model.

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
•
the availability of capital.

The Trump Administration has issued executive orders and supported proposed regulatory initiatives in 2025 that could have a significant impact on the prices that we, or any collaborators, may receive for any approved products. On May 12, 2025, President Trump signed an executive order directing the Secretary of HHS to set and communicate most-favored-nation (“MFN”) price targets to manufacturers and propose a rulemaking plan to impose MFN pricing if “significant progress” is not made, and also directing the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. Since this time, multiple drug manufacturers have announced plans to, for certain of their drugs, lower prices to reflect similar pricing around the world, and to sell these reduced-price drugs on a direct-to-consumer purchasing platform developed by the federal government; however, it is not known what results will occur to the extent the recipients of these letters do not reduce their U.S. prices.

On December 19, 2025, CMS released two proposed rules that would incorporate MFN pricing principles into federal reimbursement for prescription drugs: the Global Benchmark for Efficient Drug Pricing Model (“GLOBE”) for Medicare Part B and the Guarding U.S. Medicare Against Rising Drug Costs (“GUARD”) model for Medicare Part D. On October 2, 2026, CMS finalized the GLOBE regulation, effective November 30, 2026, as a mandatory CMS Innovation Center payment model under Section 1115A of the Social Security Act. As finalized, GLOBE will require manufacturers of specified single source drugs and sole source biologics, within designated therapeutic classes and that have incurred more than $100 million of Medicare Part B spending over a 12-month period) to pay incremental rebates based on an alternative, internationally benchmarked calculation of the existing Medicare Part B drug inflation rebate. The GLOBE Model will begin on January 1, 2027 with the collection of voluntary manufacturer-submitted international drug net pricing data, and will be tested over 5 performance years, running from April 1, 2027 through March 31, 2032. The associated payment period will run from April 1, 2027 through March 31, 2034. GLOBE excludes orphan-only drugs, cell and gene therapy products, plasma-derived products, and drugs with an effective Medicare-negotiated maximum fair price.

GUARD remains a proposed regulation that has not been finalized and, as proposed, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies, with its performance period proposed to begin in 2027. The GLOBE model and the proposed GUARD model will likely be subject to legal challenges that could delay implementation or modify their impact on manufacturer pricing and revenue. Additionally, in November 2025, CMS introduced the GENErating cost Reductions for U.S. Medicaid (“GENEROUS”) Model, a voluntary MFN framework for manufacturers participating in the Medicaid Drug Rebate Program. Although it is voluntary, the GENEROUS Model could also impact the drug pricing landscape for manufacturers.

Healthcare reform efforts have been and may continue to be subject to scrutiny and legal challenge. In 2021, the U.S. Supreme Court dismissed the latest judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. As another example, revisions to regulations under the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to pharmacy benefit managers and health plans. Pursuant to court order, the removal was delayed and subsequent legislation imposed a moratorium on implementation of the rule until January 2032. The IRA drug price negotiation program has also been challenged in litigation filed by various pharmaceutical manufacturers and industry groups.

Individual states have also been increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. We expect that additional state and federal healthcare reform measures will be adopted in the future, particularly in light of the new presidential administration, any of which could limit the amounts that federal and state governments will pay for healthcare products and services.

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

Similar laws have been passed in numerous other states, and several other states have proposed new privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. In addition, laws in all 50 U.S. states require businesses to provide notice to individuals if certain of their personal information has been disclosed because of a qualifying data breach. There are also states that are specifically regulating health information. For example, Washington’s My Health My Data Act. The My Health My Data Act imposes new state restrictions and requirements on the processing and sale of consumer health data and creates a private right of action, which further increases the relevant compliance risk. A small number of other states have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric data specifically. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and compliance requirements and enforcement remains unpredictable.

Moreover, U.S. regulators and legislators are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Department of Justice’s April 8, 2025 Final Rule on “Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern” prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions and may result in exclusion from participation in federal and state programs.

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

We may use, and our vendors may incorporate, artificial intelligence (“AI”), both in our own development and implementation of AI and through the adoption of commercially available tools. The use of AI presents risks and challenges that could adversely affect our business and reputation, including cybersecurity, data privacy, IT, confidentiality, regulatory, legal, operational, competitive, reputational, intellectual property and other risks. Our use of certain AI tools may increase the risk of unauthorized disclosure of confidential information, compromise of proprietary intellectual property, or inadvertent inclusion of third-party intellectual property or other protected material, which could result in disputes, claims of infringement, legal liabilities or financial losses. The rapidly evolving regulatory landscape surrounding AI also poses a risk, as new laws and regulations could impose additional compliance burdens, resulting in increased operational costs to comply with U.S. and non-U.S. laws concerning the use of AI, the nature of which cannot be determined at this time.

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

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product candidate in a particular country but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues, if any, we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval. For more information, please see “Item 1. Business – Government Regulation – Coverage and Reimbursement” in our Annual Report on Form 10-K filed with the SEC on March 4, 2026.

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

Given the early stage of development of our product candidates, our patent portfolio is similarly at an early stage. If we do not obtain meaningful patent coverage for our product candidates, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment, competitors may be able to erode or negate any competitive advantage we may have, which would likely harm our business and ability to achieve profitability. To establish our proprietary position, we have filed provisional patent applications and corresponding Patent Cooperation Treaty (PCT), national, and regional applications related to our novel product candidates that are important to our business, and we have exclusively licensed a patent family from the Brigham and Women’s Hospital, Inc. (BWH); we may in the future also license or purchase issued patents or pending patent applications filed by others. U.S. provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing of one or more of our related provisional patent applications. With regard to such U.S. provisional patent applications, if we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. While we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any such patent applications will result in the issuance of patents that provide us with any competitive advantage. If we are unable to secure or maintain patent protection with respect to our antibody technology and any proprietary products and technology we develop, our business, financial condition, results of operations, and prospects could be materially harmed.

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

The issuance, scope, validity, enforceability and commercial value of our and our current or future licensors’ patent rights are highly uncertain. Our and our licensors’ pending and future patent applications may not result in patents being issued that protect our technology or product candidates, in whole or in part, or which effectively exclude others from commercializing competitive technologies and product candidates. Further, the scope of the invention claimed in a patent application can be significantly reduced before the patent is issued, and this scope can be reinterpreted after issuance. Even where patent applications we currently own or that we license now or in the future issue as patents, they may not issue in a form that will provide us with adequate protection to prevent competitors or other third parties from competing with us or otherwise provide us with a competitive advantage. Any patents that eventually issue may be challenged, narrowed or invalidated by third parties. Consequently, we do not know whether any of our product candidates will be protectable or remain protected by valid and enforceable patent rights. Our competitors or other third parties may be able to evade or circumvent our patent rights by developing new alternative technologies or products in a non-infringing manner.

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

We believe that an important factor in our competitive position is our screening technology platform to identify future product candidates and therapeutic targets. Our screening platform is based in part on technology processes that are (or will be) publicly disclosed in patents and patent applications owned by or licensed to us. Even if such patents and patent applications provide broad protection, it may be difficult or impossible to detect whether a competitor is practicing the proprietary methods claimed in such patents or patent applications to discover their own product candidates and therapeutic targets. In such cases, any existing patents, or patents that may issue from patent applications, owned by or licensed to us would not provide us protection to prevent such activity. Additionally, a competitor may also practice such methods in a jurisdiction where we have no relevant patent protection. Our competitive position could be weakened by competitors or other third parties practicing the methods claimed in these patent applications in a manner we do not detect or in jurisdictions in which we or our licensors do not obtain any relevant patent protection.

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

We rely on certain of our licensors to prepare, file and prosecute patent applications and maintain patents and otherwise protect the intellectual property we license from them and may continue to do so in the future. We have limited or no control over these activities or any other intellectual property that may be related to our in-licensed intellectual property. For example, we cannot be certain that such activities by these licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. We have limited or no control over how our licensors initiate an infringement proceeding against a third-party infringer of the intellectual property rights, or defend certain of the intellectual property that is licensed to us. It is possible that any licensors’ infringement proceeding or defense activities may be less vigorous than had we conducted them ourselves.

These agreements may be complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We rely on certain of our licensors to prepare, file and prosecute patent applications and maintain patents and otherwise protect the intellectual property we license from them and may continue to do so in the future. We have limited control over these activities or any other intellectual property that may be related to our in-licensed intellectual property. For example, we cannot be certain that such activities by these licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. We have limited control over how our licensors initiate an infringement proceeding against a third-party infringer of the intellectual property rights or defend certain of the intellectual property that is licensed to us. It is possible that any licensors’ infringement proceeding or defense activities may be less vigorous than had we conducted them ourselves or may not be conducted in accordance with our best interests.

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

We rely upon a combination of patent rights, confidentiality agreements, trade secret protection and license agreements to protect the intellectual property related to our technologies. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors or other third parties to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. We, or any partners, collaborators, licensees or licensors may fail to identify patentable aspects of inventions made during development and commercialization activities before it is too late to obtain patent protection on them. Therefore, we may miss potential opportunities to strengthen our patent position.

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

Currently, our patents and patent applications are directed to our TCR-T therapy product candidates and accompanying technologies. We seek or plan to seek patent protection for our proprietary platform and product candidates by filing and prosecuting patent applications in the U.S. and other countries as appropriate. Our patent portfolio also includes patent families exclusively licensed from BWH, which include issued and pending U.S. and foreign non-provisional patent applications. Any patents that have issued or may issue from any non-provisional patent applications claiming priority to these provisional patent applications would be expected to expire on various dates from 2038 through 2047, in each case without considering any possible patent term adjustments or extensions.

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

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates or uses thereof in the U.S. or in other foreign countries. Even if the patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. If the breadth or strength of protection provided by the patent applications we hold with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in our clinical trials, the period during which we could market our product candidates under patent protection would be reduced. Since patent applications in the U.S. and most other countries are confidential for a period after filing, we cannot be certain that we were the first to file any patent application related to our product candidates. Various post-grant review proceedings, such as inter partes review and post-grant review, are available for any interested third party to challenge the patentability of claims in any patents issued to us or our licensors. While these post-grant review proceedings have been used less frequently to invalidate biotech patents, they have been successful regarding other technologies, and these relatively new procedures are still changing, and those changes might affect future results. No assurance can be given that, if challenged, any patents that we or our licensors may obtain would be declared by a court to be valid or enforceable or that, even if found valid and enforceable, a competitor’s technology or product would be found by a court to infringe any such patent. We may analyze patents or patent applications of our competitors that we believe are relevant and conclude that our activities do not infringe any valid claims of those patents or patent applications, but our conclusions may be erroneous or our competitors may obtain patents with issued claims, including in patents we consider to be unrelated, that block our efforts or that our product candidates or our activities infringe. Others may independently develop products that have the same effect as our product candidates without infringing any patents we may obtain or any of our other intellectual property rights, or they may design around the claims of any patents that we may obtain.

Recent and future patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any patents we may obtain. In March 2013, under the Leahy-Smith America Invents Act (America Invents Act) the U.S. moved from a “first to invent” to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. The America Invents Act included several other significant changes to U.S. patent law, including provisions that have affected the way patent applications are prosecuted, redefined prior art and established a new post-grant review system. The effects of these changes are still unclear as the USPTO only recently developed new regulations and procedures in connection with the America Invents Act, and many of the substantive changes to patent law, including the “first-to-file” provisions, only became effective in March 2013. Moreover, the courts have yet to address many of these provisions. Overall, the America Invents Act and its implementation have increased the uncertainties and costs surrounding the prosecution of our patent applications and any enforcement or defense of any patents that we may obtain, which could have a material adverse effect on our business and financial condition.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•
others may be able to make or use compounds or cells that are like the biological compositions of our product candidates but that are not covered by the claims of any patents that we may obtain;
•
the active biological ingredients in our current product candidates may eventually become commercially available in biosimilar drug products, and no patent protection may be available regarding to formulation or method of use;
•
we or our licensors might not have been the first to file patent applications for these inventions;
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

In addition to the protection afforded by any patent rights we may obtain, we seek to rely on trade secret protection, confidentiality agreements, and license agreements to protect our proprietary know-how, information, technology and other proprietary information that is not patentable, processes for which patents are difficult to enforce and any other elements of our product discovery and development processes that involve proprietary know-how, information, or technology that we have not sought to protect through patent applications. For example, significant elements of our product candidates, including aspects of sample preparation, methods of manufacturing, cell culturing conditions, computational-biological algorithms, and related processes and software, are based on unpatented trade secrets that are not publicly disclosed. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements generally provide that all confidential information concerning our business or financial affairs developed or made known to the individual or entity during the party’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual, and which are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property. In addition, we take other appropriate precautions, such as physical and technological security measures, to guard against misappropriation of our proprietary technology by third parties. Despite these measures, we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the U.S. Courts outside the U.S. are sometimes less willing to protect trade secrets. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the U.S. and abroad. If we choose to go to court to stop a third party from using any of our trade secrets, we may incur substantial costs. These lawsuits may consume our time and other resources even if we are successful. If we are unable to prevent unauthorized disclosure of our material intellectual property to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results and financial condition. For more information, see “Risks Related to Our Intellectual Property – We have limited foreign intellectual property rights and may not be able to protect our intellectual property rights throughout the world.”

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

If a third party claims that we infringe, misappropriate or otherwise violate its intellectual property rights, we may face several issues, including, but not limited to:

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

Our product candidates may also require specific formulations to work effectively and efficiently and rights to these formulations may be held by others. Similarly, efficient production or delivery of our product candidates may also require specific compositions or methods, and the rights to these may be owned by third parties. We may be unable to acquire or in-license any formulations, compositions, methods of use, processes or other third-party intellectual property rights that we identify as necessary or important to our business operations. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all, which would harm our business. We may need to cease use of the compositions or methods covered by such third-party intellectual property rights and may need to seek to develop alternative approaches that do not infringe on such intellectual property rights which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we can obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology. Moreover, the specific antibodies that will be used with our product candidates may be covered by the intellectual property rights of others.

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

Some of our patent applications may be allowed in the future. We cannot be certain that an allowed patent application will become an issued patent. There may be events that cause withdrawal of the allowance of a patent application. For example, after a patent application has been allowed, but prior to being issued, material that could be relevant to patentability may be identified. In such circumstances, the applicant may pull the application from allowance for the USPTO or foreign patent agency to review the application in view of the new material. In that circumstance, the USPTO or the other agency may not re-allow an application in view of the new material. Further, periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or patent applications will be due to be paid to the USPTO and foreign patent agencies at several stages over the lifetime of the patents and/or patent applications. The USPTO and various foreign governmental patent agencies also require compliance with several procedural, documentary and other similar provisions during the patent application process and following the issuance of a patent. We also may be dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors and other third parties might be able to enter the market without infringing our or our licensors’ patents and patent applications, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

As is the case with other biotechnology companies, our success is heavily dependent on intellectual property, particularly any patents that may issue from our pending patent applications. Changes in either the patent laws or in their interpretation in any jurisdiction that we seek patent protection may diminish our ability to protect our inventions, obtain, maintain and enforce our intellectual property and proprietary rights and, more generally, may affect the value of our intellectual property and proprietary rights. The U.S. continues to adapt to wide-ranging patent reform legislation that became effective starting in 2012. Moreover, various courts, including the U.S. Supreme Court, have rendered decisions that have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty regarding our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on decisions by Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we might obtain in the future. For example, in the case Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that certain claims to DNA molecules are not patentable. We cannot predict how future decisions by the courts, Congress or the USPTO may impact the value of our pending patent applications. Similarly, any adverse changes in the laws and regulations governing patents in other jurisdictions could have an adverse effect on our ability to obtain and effectively enforce our patent rights and have a material adverse effect on our business and financial condition.

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

We may fail to manage the logistics of collecting and shipping patient material to the manufacturing site and shipping the product candidate back to the patient. Logistical and shipment delays and problems caused by us, our vendors or other factors not in our control, such as weather, could prevent or delay the delivery of product candidates to patients. Additionally, we have to maintain a complex chain of identity and chain of custody with respect to patient material as it moves to the manufacturing facility, through the manufacturing process and back to the patient. Failure to maintain chain of identity and chain of custody could result in patient death, loss of product or regulatory action.

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

In order to commercially produce our product candidates, we will need to comply with the FDA’s or other regulatory agencies’ cGMP regulations and guidelines, including cGTPs. We may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. We are subject to inspections by the FDA and comparable foreign regulatory authorities to confirm compliance with applicable regulatory requirements. Any failure to follow cGMP, cGTP or other regulatory requirements or delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our TCR-T therapy product candidates as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our TCR-T therapy product candidates, including leading to significant delays in the availability of our TCR-T therapy product candidates for our clinical trials or the termination of or suspension of a clinical trial, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Significant non-compliance could also result in the imposition of sanctions, including warning or untitled letters, fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation and our business.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and an inability to find suitable replacements could result in delays in product development and harm our business. In addition, on November 3, 2025, we announced a prioritization strategy that reduced our workforce by approximately 30%, and on September 2, 2026, we announced an additional workforce reduction of approximately 75% of our workforce. These workforce reductions may adversely impact our ability to retain or recruit key personnel.

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

As of November 5, 2026, we had 43 full-time employees. As our development and commercialization plans and strategies develop, and as we continue operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986 (IRC), as amended, if a corporation undergoes an “ownership change” (generally defined as one or more shareholders or groups of shareholders who own at least 5 percent of the corporation’s equity increasing their equity ownership in the aggregate by a greater than 50 percentage point change (by value) over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income may be limited. As a result of our public offerings, our most recent private placements and other transactions that have occurred over the past three years, we have experienced, such an “ownership change.” We may also experience ownership changes in the future because of subsequent shifts in our stock ownership or other transactions. As of December 31, 2025, we had U.S. federal net operating loss carryforwards of $174.7 million and U.S. federal research and development tax credit carryforwards of $21.8 million that expire through 2045 and which could be limited if we experience an “ownership change.” Under the current law, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 will not be subject to expiration. However, any such net operating loss carryforwards may only offset 80% of our annual taxable income in taxable years beginning after December 31, 2020. State net operating loss carryforwards and other tax attributes may be similarly limited. Any such limitations may result in increased tax liabilities that could adversely affect our business, results of operations, financial position and cash flows.

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

As of November 5, 2026, our executive officers, directors, and entities affiliated with such persons beneficially owned, in the aggregate, approximately 31% of our outstanding voting stock and approximately 36% of our outstanding common stock. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders, oppose them. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you or other stockholders may feel are in your or their best interest as one of our stockholders. This concentration of ownership might also have the effect of delaying or preventing a change of control of our Company that other stockholders may view as beneficial.

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

As a public company, and particularly after we are no longer an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also anticipate that we will incur costs associated with relatively recently adopted corporate governance requirements, including requirements of the SEC, and the Nasdaq Global Market. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.

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

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

(c) Insider Trading Arrangements and Policies

During the three months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of TScan Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 20, 2021)

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of TScan Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 22, 2026)

3.3

Amended and Restated Bylaws of TScan Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 20, 2021)

10.1*†	Confidential Separation Agreement and General Release Agreement, by and between the Registrant and Chrystal Louis, M.D., MPH, dated September 24, 2026

10.2*†	Confidential Separation Agreement and General Release Agreement, by and between the Registrant and Jason A. Amello, dated September 25, 2026

31.1*

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

•
† Portions of this exhibit (indicated by an asterisk) will be omitted in accordance with the rules of the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TScan Therapeutics, Inc.

Date: November 12, 2026	By:	/s/ Gavin MacBeath
Gavin MacBeath
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)